Form 10-K
period 2017-12-31
Liberty Oilfield Services Inc.
filed 2018-03-23
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-38081

Liberty Oilfield Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4891595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 17th Street, Suite 2400 Denver, Colorado 80202	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 515-2800 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐     (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 30, 2017, the last business day of Registrant’s most recently completed second fiscal quarter, the Registrant’s Class A Common Stock was not listed on a domestic exchange or over-the-counter market. The Registrant’s Class A Common Stock began trading on the New York Stock Exchange on January 12, 2018.
At March 16, 2018, the Registrant had 69,975,174 shares of Class A Common Stock and 48,207,372 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will,” “should” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	oil and natural gas prices;

•	acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Annual Report on Form 10-K.
All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
This Annual Report on Form 10-K includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other publish independent sources, such as content and estimates provided by Coras Research, LLC as of December 31, 2017. Coras Research, LLC is not a member of the FINRA or the SIPC and is not a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.

ii

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the terms “Company,” “Liberty Inc.,” “we,” “us” and “our” refer to, collectively, Liberty Oilfield Services LLC and LOS Acquisition Co I LLC and its subsidiaries (collectively, the “Predecessor”) for periods prior to the IPO (as defined herein), and, for periods as of and following the IPO (as defined herein), Liberty Oilfield Services Inc. and its consolidated subsidiaries. References to “Liberty LLC” refer to Liberty Oilfield Services New HoldCo LLC. References to “Liberty Holdings” refer to Liberty Oilfield Services Holdings LLC.
Item 1. Business
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Williston Basin and the Powder River Basin.
Initial Public Offering and Reorganization Transaction

Liberty Oilfield Services Inc. was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty LLC and its subsidiaries upon completion of our Corporate Reorganization (as defined herein).

On January 17, 2018, we completed our initial public offering (the “IPO”) of 14,640,755 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”) at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by us and 300,541 shares were offered by the selling shareholder. We received approximately $220.4 million in net proceeds after deducting approximately $23.4 million of underwriting discounts and commissions and other offering costs. We did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. We used approximately $25.9 million of net proceeds from the IPO to redeem ownership in us from certain Legacy Owners (as defined below) and contributed the remaining proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of the net proceeds (i) to fully repay our outstanding borrowings and accrued interest under our ABL Credit Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of our outstanding borrowings, accrued interest and prepayment premium under our Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of our 2018 and other future capital expenditures.

We are a holding company with no direct operations. In connection with the IPO, we completed a series of organizational transactions (the “Corporate Reorganization”), including the following:

•	Liberty Holdings contributed all of its assets to Liberty LLC in exchange for Liberty LLC Units;

•
Liberty Holdings liquidated and distributed to its then-existing owners (the “Legacy Owners”) 105,451,454 Liberty LLC Units pursuant to the terms of the limited liability company agreement of Liberty Holdings and the Master Reorganization Agreement dated as of January 11, 2018, by and among the Company, Liberty Holdings, Liberty LLC, and the other parties named therein (the “Master Reorganization Agreement”);

•
Certain of the Legacy Owners directly or indirectly contributed all or a portion of their Liberty LLC Units to Liberty Inc. in exchange for 55,334,419 shares of our Class A Common Stock, including 1,258,514 shares of restricted stock;

•
Liberty Inc. issued the Legacy Owners that continued to own Liberty LLC Units (the “Liberty Unit Holders”) an aggregate amount of 48,207,372 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”); and

•
Liberty Inc. contributed the net proceeds it received from the IPO to Liberty LLC in exchange for additional Liberty LLC Units such that Liberty Inc. holds a total number of Liberty LLC Units equal to the number of shares of Class A Common Stock outstanding following the IPO.

The below structure chart shows our organization upon the completion of our IPO. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Legacy Owners and Public Shareholders
Liberty Unit Holders
Liberty Oilfield Services Inc. (NYSE: LBRT)
Liberty Oilfield Services New HoldCo LLC (Liberty LLC)
LOS Operating Subsidiaries

Each share of Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our amended and restated certificate of incorporation. We do not intend to list Class B Common Stock on any exchange.

Under the Amended and Restated Limited Liability Company Agreement of Liberty LLC (the “Liberty LLC Agreement”), each Liberty Unit Holder has, subject to certain limitations, the right (the “Redemption Right”) to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Liberty Inc. (instead of Liberty LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder for, at its election, (x) one share of Class A Common Stock or (y) an equivalent amount of cash. In addition, upon a change of control of Liberty Inc., Liberty Inc. has the right to require each holder of Liberty LLC Units (other than Liberty Inc.) to exercise its Redemption Right with respect to some or all of such unit holder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be cancelled.

In connection with the IPO, Liberty Inc. entered into two tax receivable agreements, (the “Tax Receivable Agreements”) with the Liberty Unit Holders and the selling shareholder (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”).

The first of the Tax Receivable Agreements, which Liberty Inc. entered into with the Liberty Unit Holders, generally provides for the payment by Liberty Inc. to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that

Liberty Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Liberty Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or Liberty Inc.’s Call Right and (ii) imputed interest deemed to be paid by Liberty Inc. as a result of, and additional tax basis arising from, any payments Liberty Inc. makes under such Tax Receivable Agreement.

The second of the Tax Receivable Agreements, which Liberty Inc. entered into with the selling shareholder, generally provides for the payment by Liberty Inc. to such TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Liberty Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of, as applicable to such TRA Holder, (i) any net operating losses available to Liberty Inc. as a result of the Corporate Reorganization and (ii) imputed interest deemed to be paid by Liberty Inc. as a result of any payments Liberty Inc. makes under such Tax Receivable Agreement. For further discussion regarding the potential acceleration of payments under the Tax Receivable Agreements and its potential impact, please read “Risk Factors—Risks Related to Our Class A Common Stock.”

Because Liberty Inc. is a holding company with no operations of its own, Liberty Inc.’s ability to make payments under the Tax Receivable Agreements is dependent on the ability of Liberty LLC to make distributions to Liberty Inc. in an amount sufficient to cover its obligations under the Tax Receivable Agreements. See “Risk Factors—Risks Related to Our Class A Common Stock—Liberty Inc. is a holding company. Liberty Inc.’s only material asset is its equity interest in Liberty LLC, and Liberty Inc. is accordingly dependent upon distributions from Liberty LLC to pay taxes, make payments under the Tax Receivable Agreements and cover its corporate and other overhead expenses.” If Liberty Inc. experiences a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at Liberty Inc’s election or as a result of its breach), Liberty Inc. would be required to make a substantial, immediate lump-sum payment.

Our Company

We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas E&P companies in the United States. We have grown organically from one active hydraulic fracturing fleet in December 2011 to 21 active fleets in March 2018, representing approximately 885,000 hydraulic horsepower (“HHP”), including additional supporting horsepower. We expect to deploy one additional fleet in June 2018 and two additional fleets by the end of 2018, for a total of 24 active fleets, representing approximately 1,170,000 HHP, including supporting HHP. Our additional fleets are currently being built to our specifications. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
Our founders and existing management were pioneers in the development of data-driven hydraulic fracturing technologies for application in shale plays. Prior to founding Liberty Holdings, the majority of our management team founded and built Pinnacle Technologies, Inc. (“Pinnacle Technologies”) into a leading fracturing technology company. In 1992, Pinnacle Technologies developed the first commercial hydraulic fracture mapping technologies, analytical tools that played a major role in launching the shale revolution. Our extensive experience with fracture technologies and customized fracture design has enabled us to develop new technologies and processes that provide our customers with real time solutions that significantly enhance their completions. These technologies include hydraulic fracture propagation models, reservoir engineering tools, large, proprietary shale production databases and multi-variable statistical analysis techniques. Taken together, these technologies have enabled us to be a leader in hydraulic fracture design innovation and application.
We believe the following characteristics distinguish us from our competitors and are the foundations of our business: forming ongoing partnerships of trust and innovation with our customers; developing and utilizing technology to maximize well performance; and promoting a people-centered culture focused on our employees, customers and suppliers. We have developed strong relationships with our customers by investing significant time in fracture design collaboration, which substantially enhances their production economics. Our technological innovations have become even more critical as E&P companies have increased the completion complexity and fracture intensity of horizontal wells. We are proactive in developing innovative solutions to industry challenges, including developing: (i) our proprietary databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet™ design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; and (iii) our hydraulic fracturing fluid system tailored to the reservoir properties in the DJ Basin which materially reduces completion costs without compromising production. We foster a people-centered culture built around honoring our commitments to customers, partnering with our suppliers and hiring, training and retaining people that we believe to be the best talent in our field, enabling us to be one of the safest and most efficient hydraulic fracturing companies in the United States.
Recent Developments

During the year ended December 31, 2017, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and were not required to comply with certain requirements that were applicable to other public companies that are not “emerging growth companies.”

Effective as of January 17, 2018, we no longer qualify as an “emerging growth company” as defined in the JOBS Act. Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.

Cyclical Nature of Industry

We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices which in turn tend to reduce demand for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort comparisons of results across periods.

Seasonality

Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion capital expenditure budgets. Our most notable declines occur in the first and fourth quarters of the year for the reasons described above. Additionally, some of the areas in which we have operations, including the DJ Basin, Powder River Basin and Williston Basin, are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain and frost law enforcement, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water.

Intellectual Property

Over the last several years we have significantly invested in our research and technology capabilities. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers.

As a result of these efforts, we introduced several new products and progressed on differentiating technologies that we believe will provide a competitive advantage as our customers focus on extracting oil and natural gas in the most economical and efficient ways possible, including the Vorteq Missile™, a new technology, being developed with a third party, that is designed to add proppant downstream of the high pressure pumps, and our Liberty Quiet Fleet™, which materially reduces noise levels compared to conventional fracturing fleets. Additionally, several of these investments are delivering value added products and services that are creating increasing demand from key customers.

We seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights. We believe our patents, trademarks, and other protections for our proprietary technologies are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely, to a great extent, on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.

Risk Management and Insurance

Our operations are subject to significant hazards often found in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of hydraulic fracturing fluids or other well fluids into the environment. These conditions can cause:

•	disruption in operations;

•	substantial repair or remediation costs;

•	personal injury or loss of human life;

•	significant damage to or destruction of property and equipment;

•	environmental pollution, including groundwater contamination;

•	unusual or unexpected geological formations or pressures and industrial accidents;

•	impairment or suspension of operations; and

•	substantial revenue loss.

In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.

Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.

We enter into Master Service Agreements (“MSAs”) with substantially all of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our hydraulic fracturing services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling. However, our customers assume responsibility for all other pollution or contamination that may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. The assumed responsibilities include the control, removal and clean-up of any pollution or contamination. In such cases, we may be exposed to additional liability if we are negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death, in the case of our hydraulic fracturing operations, to the extent that their employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from the gross negligence or willful misconduct of our customer. The same principals apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited by negligence or misconduct. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

Employees

As of December 31, 2017, we had 2,032 employees and no unionized labor. We believe we have good relations with our employees.

Our Services

We provide hydraulic fracturing services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in fracturing horizontal wells in shales and other unconventional geological formations.

The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid—typically a mixture of water, chemicals and proppant—into a well casing or tubing in order to cause the underground formation to fracture or crack. These fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent, or proppant,—typically sand—becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well. The fracturing fluid is engineered to lose viscosity, or “break,” and is subsequently flowed back from the formation, leaving the proppant suspended in the mineral fractures. Once our customer has flushed the fracturing fluids from the well using a controlled flow-back process, the customer manages fluid and water recycling or disposal.

Our hydraulic fracturing fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, diesel engines, transmissions, radiators and other supporting equipment that are typically mounted on trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high pressure fracturing iron, which are necessary to perform a typical hydraulic fracturing job, as a “fleet,” and the personnel assigned to each fleet as a “crew.” As of March 2018, we had 21 active fleets, and expect to deploy one additional fleet by the end of the second quarter of 2018, and two additional fleets by the end of 2018, for a total of 24 active fleets by the end of the year.

An important element of our hydraulic fracturing services is our focus on providing custom-tailored completions solutions to our customers to maximize their well results. Our technologically innovative approach involves our review of a series of continually updated, proprietary databases of U.S. unconventional wells to which we apply our multi-variable data analysis, allowing us to gain differential insight into fracture design. The innovative completions solutions we provide to our customers help them complete more productive and cost efficient wells in shorter times with less environmental impact on their surroundings while increasing the useful lives of our equipment.

In addition to custom-tailored completions solutions, we also develop custom fluid systems, proppant logistics solutions, perforating strategies and pressure analysis techniques for our customers. An example of this is a hydraulic fracturing fluid that we developed for use in our DJ Basin operations called Liberty Spirit™, a specifically designed fracturing fluid system that enables material reductions in completion costs in the DJ Basin without compromising job execution or well results.

We provide our services in several of the most active basins in the United States, including the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin. The map below represents our current areas of operations:

Properties and Equipment

Properties

Our corporate headquarters are located at 950 17th Street, Suite 2400, Denver, Colorado 80202. We lease our general office space at our corporate headquarters. The lease expires in December 2024. We currently own or lease the following additional principal properties:

District Facility Location	Size	Leased or Owned	Expiration of Lease
Odessa, TX	77,500 sq. ft on 47 acres	Owned	N/A
Henderson, CO	50,000 sq. ft on 13 acres	Leased	December 31, 2034
Williston, ND	30,000 sq. ft on 15 acres	Owned	N/A
Gillette, WY	32,757 sq. ft on 15 acres	Leased	December 31, 2034
Cibolo, TX	90,000 sq. ft on 34 acres	Owned	N/A

We also lease several smaller facilities, which leases generally have terms of one to three years. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.

Equipment

We have 21 hydraulic fracturing fleets plus additional supporting HHP, comprising approximately 885,000 HHP. We expect to deploy three additional fleets by the end of 2018, for a total of 24 active fleets. Six of our fleets currently utilize our Liberty Quiet Fleet™ technology, with three additional ordered fleets currently being built to our to Liberty Quiet Fleet™ specifications; approximately 40% of our capacity has dual fuel capability.

Our hydraulic fracturing fleets are comprised of high-quality, heavy-duty equipment designed to reduce operational downtime and maintenance costs, while enhancing our ability to provide reliable, consistent service. The average age of our fleets is approximately 3.75 years. Each hydraulic fracturing fleet also includes the necessary blending units, manifolds, data vans and other ancillary equipment needed to provide a high level of service to our customers.

Our newbuild fleets are manufactured to a custom Liberty specification that identifies the input components, including such key parts as engines, transmissions and pumps and control systems. These components have been selected with our lowest total cost of ownership philosophy in mind. We have built a strong partnership with each of the key component suppliers that we believe will help ensure timely access to necessary components, early opportunities to adopt the latest technology, and high-level technical support. For example, our close partnership with Caterpillar Inc. enabled us to have ready access to their technical team as we worked through the development of the Liberty Quiet Fleet™ technology. This relationship ensured that the end product was delivered without compromise to engine performance, reliability or maintainability. We have also a built a strong relationship with the assembler of the core equipment for our fracturing fleets. We believe the collaborative partnerships we have developed with our vendors should give us ready access to sufficient fabrication capacity for our growth.

Our Acquisitions

On June 13, 2016, we acquired certain inventories and long-lived field service assets related to hydraulic fracturing from Sanjel Corporation for $69.0 million in cash (the “Sanjel Acquisition”). These assets were acquired from Sanjel Corporation as part of its bankruptcy proceeding. On February 22, 2017, we acquired all the membership interests of Titan Frac Services LLC, a wholly-owned subsidiary of TPIH Group Inc., for $65.0 million in cash.

Marketing and Customers

Our sales and marketing activities typically are performed through our local sales representatives in each geographic region, and are supported by our corporate headquarters. For the years ended December 31, 2017, 2016 and 2015, our top five customers collectively accounted for approximately 53.0%, 58.5% and 57.5% of our revenues, respectively. Extraction Oil & Gas, Inc. and SM Energy Company each accounted for more than 10% of our revenues for the year ended December 31, 2017. For the year ended December 31, 2016, Extraction Oil & Gas, Inc., SM Energy Company and Noble Energy, Inc. each accounted for more than 10% of our revenues. Extraction Oil & Gas, Inc. also accounted for more than 10% of our revenues for the year ended December 31, 2015.

Suppliers

We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment. During the year ended December 31, 2015, we purchased 10% or more of our materials or equipment, as a percentage of overall costs, from one sand supplier. For the years ended December 31, 2017 and 2016, none of our suppliers accounted for more than 10% of overall costs. For 2018, we do not expect any single proppant supplier to account for more than 20% of our total supply. In addition, we have built a strong relationship with the assembler of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow. Our purchases from that assembler accounted for more than 10% of our total capital expenditures for the year ended December 31, 2017.

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to do so. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Competition

The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company and Schlumberger Limited as well as other companies including Basic Energy Services, Inc., BJ Services Company, C&J Energy Services, Inc., Calfrac Well Services Ltd., FTS International, Inc., Keane Group, Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., Superior Energy Services, Inc. and U.S. Well Services, LLC. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.

We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, work force competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.

Our operations are organized into a single business segment, which consists of hydraulic fracturing services, and we have one reportable geographical business segment, the United States. Operating segments are defined under generally accepted accounting principals in the United States of America (“GAAP”) as components of an enterprise that engage in activities (i) from which it may earn revenues and incur expenses and (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Environmental and Occupational Safety and Health Matters

Our operations in support of oil and natural gas exploration, development and production activities pursued by our customers are subject to stringent federal, tribal, state and local laws and regulations governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits or other authorizations for conducting regulated activities, (ii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iii) require remedial measures to mitigate pollution from former and ongoing operations; (iv) impose restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in formations in connection with oil and natural gas drilling and production activities; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting or performance of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly completion activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Our customers may also incur increased costs or delays or restrictions in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services. Historically, our worker health and safety as well as our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental and occupational safety and health laws, as amended from time to time, to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Worker Health and Safety

We are subject to the requirements of the federal Occupational Safety and Health Act, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. These worker health and safety laws and regulations are subject to changes and any failure to comply with these laws could lead to the assertion of third-party claims against us, civil or criminal fines and changes in the way we operate our facilities, any of which could have an adverse effect on our financial position.

Motor Carrier Operations

In connection with the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation (“DOT”) and analogous various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations; regulatory safety; hazardous materials labeling, placarding and marking; financial reporting; and certain mergers, consolidations and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period and requiring onboard electronic logging devices or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by DOT. Intrastate motor carrier operations are subject to state safety regulations that often mirror federal regulations but may be more stringent. Such matters as weight and dimension of motor carrier-related equipment are also subject to federal and state regulations. DOT regulations also mandate drug testing of drivers. From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, such as, for example, taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us would be enacted.

Radioactive Materials

Some of our operations utilize equipment that contains sealed, low-grade radioactive sources. Our activities involving the use of radioactive materials are regulated by the U.S. Nuclear Regulatory Commission (“NRC”) and state regulatory agencies under agreement with the NRC. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such radioactive materials. Additionally, these regulatory agencies impose certain requirements concerning worker protection with respect to radioactive sources and may otherwise issue regulations regarding the handling and storage of this equipment that may result in increased costs. The violation of these laws and regulations may result in the denial or revocation of licenses or other approvals, issuance of corrective action orders, injunctions prohibiting some or all of our operations in a particular area, and assessment of sanctions, including administrative, civil and criminal penalties.

Hazardous Substances and Wastes and Naturally Occurring Radioactive Materials

The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in response to a lawsuit filed by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the consent decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and the oil and natural gas exploration and production industry’s costs to manage and dispose of generated hazardous wastes, which could have a material adverse effect on our results of operations and financial position. Additionally, other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes.

Moreover, there have been public concerns expressed about naturally occurring radioactive materials (“NORM”) being detected in flow back water resulting from hydraulic fracturing that may contaminate extraction and processing equipment used in the oil and natural gas industry. NORM is subject primarily to individual state radiation control regulations while NORM handling and management activities are governed by regulations promulgated by OSHA. These state and federal regulations impose certain requirements concerning worker protection with respect to NORM as well as the treatment, storage, and disposal of NORM and NORM waste, management of NORM-contaminated waste piles, containers and tanks, and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws. Concern over NORM in general, or NORM in groundwater in particular, could result in further regulation in the treatment, storage, handling and discharge of flow back water generated from oil and natural gas activities, including hydraulic fracturing, or handling of NORM-impacted equipment that, if implemented, could limit drilling by our customers or increase our costs or liabilities associated with elevated levels of NORM.

The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We own, lease, or operate numerous properties and facilities that for many years have been used for industrial activities, including oil and natural gas-related operations. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons, was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes and remediate contaminated property (including groundwater contamination), including instances where the prior owner or operator caused the contamination, or perform remedial plugging of disposal wells or waste pit closure operations to prevent future contamination. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

Water Discharges and Discharges into Belowground Formations

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The CWA and analogous state laws also may impose substantial civil and criminal penalties for non-compliance including spills and other non-authorized discharges.

In May 2015, the EPA and the Corps released a final rule outlining their position on federal jurisdictional reach over waters of the United States, including wetlands, but legal challenges to this rule followed, and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015, pending resolution of the court challenges. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts and, in a decision issued on January 22, 2018, held that legal challenges of the rule must be heard at the district rather than appellate court level. The Sixth Circuit lifted its stay of the 2015 rule in February 2018. Additionally, following issuance of a presidential executive order to review the rule, the EPA and the Corps published a proposed rulemaking in July 2017 to repeal the 2015 rule. The EPA and the Corps also announced their intent to issue a new rule defining the CWA’s jurisdiction. On February 6, 2018, the EPA and the Corps published a final rule specifying that the contested 2015 rule would not take effect until February 6, 2020. As a result, future implementation of the 2015 rule is uncertain at this time. To the extent the 2015 rule or a revised rule expands the scope of the CWA’s jurisdiction in areas where we or our customers operate, it could impose additional permitting obligations on us and our customers.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare facility response plans for responding to a worst-case discharge of oil into waters of the United States.

Our oil and natural gas producing customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. In 2016, the United States Geological Survey identified six states with the most significant hazards from seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns between use of underground disposal wells and the occurrence of seismic events, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Texas and Oklahoma have issued rules for produced water disposal wells that impose certain permitting restrictions, operating restrictions and/or reporting requirements on disposal wells in proximity to faults. Additionally, from time to time, states may develop and implement plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations, as has occurred in Oklahoma. For example, in December 2016, the Oil and Gas Conservation Division of the Oklahoma Corporation Commission (“OCC”) and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, in February 2017, the OCC’s Oil and Gas Conservation Division issued an order limiting future increases in the volume of oil and natural gas produced water injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state, and imposed further restrictions in the Edmonds area of the state in August 2017. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customer produced water to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which would could have a material adverse effect on our business, financial condition, and results of operations.

Air Emissions

Some of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act (“CAA”) and analogous state laws require permits for certain facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. These laws and their implementing regulations also impose generally applicable limitations on air emissions and require adherence to maintenance, work practice, reporting and record keeping, and other requirements. Failure to obtain a permit or to comply with permit or other regulatory requirements could result in the imposition of sanctions, including administrative, civil and criminal penalties. In addition, we or our customers could be required to shut down or retrofit existing equipment, leading to additional expenses and operational delays.

Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology (“MACT”) standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new or amended regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact on our business. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue attainment or non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Additionally, states are expected to implement more stringent requirements as a result of the revised NAAQS for ozone, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In a second example, the EPA finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small production facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. Compliance with this and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if our customers’ operations are significantly affected by these or other similar requirements. These requirements could increase the cost of doing business for us and our customers, reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.

Climate Change

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the CAA and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from oil and natural gas production, processing, transmission and storage facilities in the United States on an annual basis. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting stations as well as completions and workovers from hydraulically fractured oil wells.

The EPA has also taken steps to limit methane emissions, a GHG, from certain new modified or reconstructed facilities in the oil and natural gas sector through the adoption of a final rule in June 2016 establishing NSPS Subpart OOOOa standards for methane emissions. These Subpart OOOOa standards will expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. Furthermore, in November 2016, the federal Bureau of Land Management (“BLM”) published a final rule that established, among other things, requirements to reduce methane emissions arising from venting, flaring and leaks from oil and natural gas production activities on onshore federal and Native American lands. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to the venting, flaring and leakage from oil and natural gas production activities. The suspension of the November 2016 final rule is being challenged in court. Given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a possibility, and should the EPA’s June 2016 or the BLM’s November 2016 rules remain in effect, or any other new methane emission standards be imposed on the oil and natural gas sector, such requirements could result in increased costs to our or our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.

In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered in force in November 2016; however, the GHG emission reductions called for by the Paris Agreement are not binding. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce and lower the value of their reserves, which developments could reduce demand for our services and have a corresponding material adverse effect on our results of operations and financial position.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.

Endangered Species

The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”). As a result of one or more settlements entered into by the U.S. Fish and Wildlife Service, that agency is required to consider listing numerous species as endangered or threatened under the Endangered Species Act by specified timelines. Current ESA listings and the designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection or mitigation measures and could result in delays or limitations in our or our customers' performance of operations, which could adversely affect or reduce demand for our services.

Hydraulic Fracturing

We perform hydraulic fracturing services for our customers. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into the formation to fracture the surrounding rock and stimulate production.

Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has conducted investigations or asserted federal regulatory authority pursuant to the U.S. Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances.” Additionally, the EPA asserted regulatory authority under the SDWA UIC program in 2014 over hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance covering such activities. The EPA also published final CAA regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of emissions released during oil and natural gas hydraulic fracturing. Also in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of produced water from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, in May 2014, published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The BLM published a final rule in March 2015 that imposed new or more stringent standards for performing hydraulic fracturing on federal and Native American lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulge the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the rule in light of the BLM’s proposed rulemaking and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.

In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal, and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly to perform hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas exploration and production activities and, therefore, adversely affect demand for our services and our business. Such laws or regulations could also materially increase our costs of compliance and doing business.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

Our Class A Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “LBRT.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the offices of the NYSE, at 20 Broad Street, New York, New York 10005.

We also make available free of charge through our website, www.libertyfrac.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be other risks that we have not identified or that we have deemed to be immaterial. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page 1 hereof.
Risks Related to Our Business
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effewrightct on our liquidity, results of operations and financial condition.
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending curtailed drilling programs, which resulted in a reduction in the demand for our services, as well as the prices we can charge. These reductions have negatively affected our revenue per average active fleet. While industry conditions improved and activity levels increased during 2017, there can be no assurance that these increased levels will be sustained. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of a decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If the recent recovery increased activity levels do not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	expected economic returns to E&P companies of new well completions;

•	domestic and foreign economic conditions and supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level of global oil and natural gas exploration and production;

•	the level of domestic and global oil and natural gas inventories;

•	the supply of and demand for hydraulic fracturing and equipment in the United States;

•
federal, tribal, state and local laws, regulations and taxes, including the policies of governments regarding hydraulic fracturing and oil and natural gas exploration, development and production activities as well as non-U.S. governmental regulations and taxes;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	political and economic conditions in oil and natural gas producing countries;

•
actions by the members of the OPEC with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts announced in November 2016 and extended in November 2017;

•	global weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the discovery rates of new oil and natural gas reserves;

•
stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or to restrict the exploration, development and production of oil and natural gas;

•	the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the potential acceleration of development of alternative fuels; and

•	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing.
The volatility of oil and natural gas prices may adversely affect the demand for our hydraulic fracturing services and negatively impact our results of operations.
The demand for our hydraulic fracturing services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells. This, in turn, could lead to lower demand for our services and may cause lower utilization of our assets. We have experienced, and may in the future experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry beginning in late 2014 and uncertainty about future prices even when prices increased, combined with adverse changes in the capital and credit markets, caused many E&P companies to significantly reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services.
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past four years, the posted WTI price for oil has ranged from a low of $26.21 per Bbl in February 2016 to a high of $107.26 per Bbl in June 2014. During 2017, WTI prices ranged from $42.48 to $60.42 per Bbl. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.
Our future results may be impacted by the uncertainty caused by an economic downturn, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the crude oil or natural gas markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.
Our operations are subject to significant risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.
Our operations are subject to significant hazards often found in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of hydraulic fracturing fluids or other well fluids into the environment. These conditions can cause:

•	disruption in operations;

•	substantial repair or remediation costs;

•	personal injury or loss of human life;

•	significant damage to or destruction of property, and equipment;

•	environmental pollution, including groundwater contamination;

•	unusual or unexpected geological formations or pressures and industrial accidents;

•	impairment or suspension of operations; and

•	substantial revenue loss.
In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.
The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, combined results of operations and combined financial condition. Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.
We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.
Reliance upon a few large customers may adversely affect our revenue and operating results.
Our top five customers represented approximately 53.0%, 58.5% and 57.5% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. For example, for the year ended December 31, 2015, we had approximately $6.4 million of bad debt on which we could not collect due to the bankruptcy of certain of our customers. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.
We face intense competition that may cause us to lose market share and could negatively affect our ability to market our services and expand our operations.
The oilfield services business is highly competitive. Some of our competitors have a broader geographic scope, greater financial and other resources, or other cost efficiencies. Additionally, there may be new companies that enter our business, or re-enter our business with significantly reduced indebtedness following emergence from bankruptcy, or our existing and potential customers may develop their own hydraulic fracturing business, or direct source sand, negatively affecting our revenue and potentially resulting in shortfall obligations under some of our supply agreements. Our ability to maintain current revenue and cash flows, and our ability to market our services and expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition. Some of our larger competitors provide a broader range of services on a regional, national or worldwide basis. These companies may have a greater ability to continue oilfield service activities during periods of low commodity prices and to absorb the burden of present and future federal, tribal, state, local and other laws and regulations.

Any inability to compete effectively with larger companies could have a material adverse impact on our financial condition and results of operations.
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For example, since January 1, 2011, we have deployed 21 hydraulic fracturing fleets to service customers at a total cost to deploy of approximately $683.5 million. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to upgrade any fleets we may acquire in the future. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.
We rely on a limited number of third parties for sand, proppant and chemical additives, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.
We have established relationships with a limited number of suppliers of our raw materials (such as proppant and chemical additives). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which are believed to have adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.
We currently rely on one assembler and a limited number of suppliers for major equipment to both build new fleets and upgrade any fleets we acquire to our custom design, and our reliance on these vendors exposes us to risks including price and timing of delivery.
We currently rely on one assembler and a limited number of suppliers for major equipment to both build our new fleets and upgrade any fleets we may acquire to our custom design. If demand for hydraulic fracturing fleets or the components necessary to build such fleets increases or these vendors face financial distress or bankruptcy, these vendors may not be able to provide the new or upgraded fleets on schedule or at the current price. If this were to occur, we could be required to seek another assembler or other suppliers for major equipment to build or upgrade our fleets, which may adversely affect our revenues or increase our costs.
Interruptions of service on the rail lines by which we receive proppant could adversely affect our results of operations.
We receive a significant portion of the proppant used in our hydraulic fracturing services by rail. Rail operations are subject to various risks that may result in a delay or lack of service, including lack of available capacity, mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Additionally, if we increase the amount of proppant we require for delivery of our services, we may face difficulty in securing rail transportation for such additional amount of proppant. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations.
Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
In most states, our operations and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required.

The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, combined results of operations and combined financial condition.
Our oil and natural gas producing customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. In 2016, the United States Geological Survey identified six states with the most significant hazards from seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns between use of underground disposal wells and the occurrence of seismic events, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for produced water disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has adopted similar rules. In December 2016, the Oil and Gas Conservation Division of the OCC and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, in February 2017, the OCC’s Oil and Gas Conservation Division issued an order limiting future increases in the volume of oil and natural gas produced water injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state, and imposed further restrictions in the Edmonds area of the state in August 2017. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ produced water to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, financial condition, and results of operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.
Currently, hydraulic fracturing is generally exempt from regulation under the SDWA UIC program and is typically regulated by state oil and gas commissions or similar agencies.
However, federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances.” Additionally, the EPA asserted regulatory authority pursuant to the SDWA’s UIC program in 2014 over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. Additionally, the EPA asserted regulatory authority under the SDWA UIC program in 2014 over hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance covering such activities. The EPA also published final CAA regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of emissions released during oil and natural gas hydraulic fracturing. Also, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of produced water from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, in May 2014, published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and Native American lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulge the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the rule in light of the BLM’s proposed rulemaking and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added delays or curtailment in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.
Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Colorado and North Dakota among others have adopted regulations that impose new or more stringent permitting, disclosure, disposal, and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local land use restrictions, such as city ordinances, may also restrict drilling in general and/or hydraulic fracturing in particular.
Furthermore, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. However, during the November 2016 voting process, one proposed amendment placed on the Colorado state ballot making it more difficult to place an initiative on the state ballot was passed by the voters. As a result, there are more stringent procedures now in place for placing an initiative on the state ballot. In the event that ballot initiatives or local or state restrictions or prohibitions are adopted in the future in areas where we or our customers conduct operations that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or our customers may experience delays or curtailment in the pursuit of exploration, development, or production activities.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult for us and our customers to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, combined results of operations, and combined financial condition.
Changes in transportation regulations may increase our costs and negatively impact our results of operations.
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and requiring onboard electronic logging devices or limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our operations and the operations of our customers are subject to numerous federal, tribal, regional, state and local laws and regulations relating to protection of the environment including natural resources, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits or other approvals to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that may be released into the environment or injected in non-productive formations below ground in connection with oil and natural gas drilling and production activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in prohibitions or restrictions on operations, assessment of sanctions including administrative, civil and criminal penalties, issuance of corrective action orders requiring the performance of investigatory, remedial or curative activities or enjoining performance of some or all of our operations in a particular area, and the occurrence of delays in the permitting or performance of projects.
Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or environmental natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be significant and have a material adverse effect on our liquidity, combined results of operations and combined financial condition.
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. Changes in existing laws or regulations, or the adoption of new laws or regulations, could delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities. For example, the EPA has designated energy extraction as one of seven national enforcement initiatives for 2017 to 2019, and has indicated that the agency will direct resources towards addressing incidences of noncompliance from natural gas extraction and production activities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.
Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.
We are subject to laws and regulations relating to human exposure to crystalline silica. In March 2016, OSHA amended its legal requirements, publishing a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessment, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recordkeeping. This final rule became effective in June 2016 and will require compliance with most applicable requirements by June 2018. Several industry groups had filed suit in the federal Court of Appeals for the D.C. Circuit to halt implementation of the rule but on December 22, 2017, the court dismissed the challenges to the rule. Historically, our environmental compliance costs with respect to existing crystalline silica requirements have not had a material adverse effect on our results of operations; however, federal and state regulatory authorities, including OSHA, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers’ use of our hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.
Anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Texas, New Mexico and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.
Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas producing customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, privatization, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from exploration and production activities. Applicable laws, including the CWA impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. In May 2015, the EPA and the Corps released a final rule outlining their position on the federal jurisdictional reach over waters of the United States, including wetlands, but legal challenges to this rule followed, and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015, pending resolution of the court challenges. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts and, in a decision issued on January 22, 2018, held that legal challenges of the rule must be heard at the district rather than appellate court level. The Sixth Circuit lifted its stay of the 2015 rule in February 2018. Additionally, following issuance of a presidential executive order to review the rule, the EPA and the Corps published a proposed rulemaking in July 2017 to repeal the 2015 rule. The EPA and the Corps also announced their intent to issue a new rule defining the CWA’s jurisdiction. On February 6, 2018, the EPA and the Corps published a final rule specifying that the contested 2015 rule would not take effect until February 6, 2020. As a result, future implementation of the 2015 rule is uncertain at this time. To the extent this rule or a revised rule expands the scope of the CWA’s jurisdiction in areas where we or our customers operate, it could impose additional permitting obligations on us and our customers.
Additionally, regulations implemented under the CWA and similar state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. In June 2016, the EPA published final regulations produced water discharges from hydraulic fracturing and certain other natural gas operations to publicly-owned wastewater treatment plants. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and cause delays, interruptions or termination of our customers’ operations, the extent of which cannot be predicted.
Our current and future indebtedness could adversely affect our financial condition.
As of March 23, 2018, we have no borrowings outstanding under our ABL Credit Facility and $113.5 million outstanding under our Term Loan Facility. In addition, we may be able to borrow up to $250 million under our ABL Credit Facility, subject to certain borrowing base limitations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.”
Moreover, subject to the limits contained in our ABL Credit Facility and Term Loan Credit Facility (collectively, the “Credit Facilities”), we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

•
covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	we may be competitively disadvantaged to our competitors that are less leveraged or have greater access to capital resources; and

•	we may be more vulnerable to adverse economic and industry conditions.
If we incur indebtedness in the future, we may have significant principal payments due at specified future dates under the documents governing such indebtedness. Our ability to meet such principal obligations will be dependent upon future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay any incurred indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing.
Our Credit Facilities subject us to financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Facilities.
Our Credit Facilities subject us to restrictive covenants, including, but not limited to, restrictions on incurring additional debt and certain distributions. Our ability to comply with these financial condition tests can be affected by events beyond our control and we may not be able to do so.
The Credit Facilities are not subject to financial covenants unless our liquidity, as defined in the agreements governing the Credit Facilities, drops below a specified level, at which time we will be required to maintain certain fixed charge coverage ratios. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreement.”
If our liquidity falls below the prescribed level and we are unable to remain in compliance with the financial covenants of our Credit Facilities, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our financial condition and results of operations.
Increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Fuel conservation measures could reduce demand for oil and natural gas which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal, and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.
Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third-party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our equipment or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Furthermore, our ability to attract new customers may be impaired if they elect not to engage us because they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to bolster our staffing needs.
Climate change legislation and regulations restricting or regulating emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our hydraulic fracturing services.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.
At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the federal Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our producing customers’ operations. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rules with the new source performance standards.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published NSPS Subpart OOOOa, which requires certain new, modified or reconstructed equipment and processes in the oil and natural gas source category to reduce these methane gas and VOC emissions. These Subpart OOOOa standards will expand previously issued NSPS Subpart OOOO published by the EPA in 2012 by using certain equipment-specific emissions control practices. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. Furthermore, in November 2016, the BLM published a final rule that established, among other things, requirements to reduce methane emissions arising from venting, flaring and leaks from oil and natural gas production activities on onshore federal and Native American lands. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to the venting, flaring and leakage from oil and natural gas production activities. The suspension of the November 2016 final rule is being challenged in court. Given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a possibility, and should the EPA’s June 2016 or the BLM’s November 2016 rules remain in effect, or any other new methane emission standards be imposed on the oil and natural gas sector, such requirements could result in increased costs to our or our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered in force in November 2016; however, the GHG emission reductions called for by the Paris Agreement are not binding. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our operations and the operations of our customers.
The Endangered Species Act and Migratory Bird Treaty Act and other restrictions intended to protect certain species of wildlife govern our and our oil and natural gas producing customers’ operations and additional restrictions may be imposed in the future, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.
Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures.
For example, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and natural gas producing customers’ operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customer’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species.
Moreover, as a result of one or more settlements approved by the federal government, the FWS must make determinations on the listing of numerous species as endangered or threatened under the ESA pursuant to specific timelines. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and natural gas producing customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.
We may have difficulty managing growth of our business, which could adversely affect our financial condition and results of operations.
As a recently formed company, growth of our business could place a significant strain on our financial, technical, operational and management resources. As we expand the scope of our activities and our geographic coverage through organic growth, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, financial condition, results of operations and our ability to successfully or timely execute our business plan.

We rely on a few key employees whose absence or loss could adversely affect our business.
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our chief executive officer, chief financial officer and president, could disrupt our operations. We do not have any written employment agreement with our executives at this time. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
We may be subject to risks in connection with acquisitions.
We have completed and may, in the future, pursue asset acquisitions or acquisitions of businesses. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount time and resources. Our failure to incorporate acquired assets or businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Such events could also mean an acquisition that we expected to be accretive is not accretive and, in extreme cases, the asset is idle.
Our industry overall has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could have a material adverse effect on our liquidity, results of operations and financial condition.
We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, including the recent and pronounced decline in drilling activity, as well as the demanding nature of the work, many workers have left the hydraulic fracturing industry to pursue employment in different fields. Though our historical turnover rates have been significantly lower than those of our competitors, if we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.
Technology advancements in well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition and results of operations.
The hydraulic fracturing industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.
Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Litigation arising from operations where our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks.
In addition, our customers assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are negligent or commit willful acts. Our customers generally agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our hydraulic fracturing operations, their employees are injured or their properties are damaged by such operations, unless resulting from our gross negligence or willful misconduct. Our customers also generally agree to indemnify us for loss or destruction of customer-owned property or equipment. In turn, we agree to indemnify our customers for loss or destruction of property or equipment we own and for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual liability allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.
Our operations are located in different regions of the United States. Some of these areas, including the DJ Basin, Powder River Basin and Williston Basin, are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.
If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.
We do not have patents or patent applications relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.
We may be adversely affected by disputes regarding intellectual property rights of third parties.
Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome. For instance, SandBox Logistics, LLC and Oren Technologies, LLC (collectively, “SandBox”) have filed a suit against us, alleging, amongst other things, that we have infringed upon certain U.S. patents. Please see “Item 3. Legal Proceedings.”
If we were to discover that our technologies or products infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. If our inability to obtain required licenses for our technologies or products prevents us from selling our products, that could adversely impact our financial condition and results of operations.
Additionally, we currently license certain third party intellectual property in connection with our business, and the loss of any such license could adversely impact our financial condition and results of operations.
We may be subject to interruptions or failures in our information technology systems.
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.
A terrorist attack or armed conflict could harm our business.
The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in “Item 13. Certain Relationships and Related Party Transactions.” Related party transactions create the possibility of conflicts of interest with regard to our management, including that:

•	we may enter into contracts between us, on the one hand, and related parties, on the other, that are not the result of arm’s-length transactions;

•
our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and

•
our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.

Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our audit committee reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.
Our historical financial statements may not be indicative of future performance.
Due to the sharp decline in demand for well services beginning in late 2014, our acquisition of certain assets in June 2016 and the recent recovery of activity in our well services industry, comparisons of our current and future operating results with prior periods are difficult. As a result, our limited historical financial performance as the owner of the acquired assets may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, as a result of a significant increase in our capacity, our movement into new basins and our future implementation of new business initiatives and strategies following the acquisition of assets, our historical results of operations are not necessarily indicative of our ongoing operations and the operating results to be expected in the future.
We may record losses or impairment charges related to idle assets or assets that we sell.
Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Risks Related to Our Class A Common Stock
Liberty Inc. is a holding company. Liberty Inc.’s only material asset is its equity interest in Liberty LLC, and Liberty Inc. is accordingly dependent upon distributions from Liberty LLC to pay taxes, make payments under the Tax Receivable Agreements and cover its corporate and other overhead expenses.
Liberty Inc. is a holding company and will have no material assets other than its equity interest in Liberty LLC. Please see “Item 1. Business—Initial Public Offering and Reorganization Transaction.” Liberty Inc. will have no independent means of generating revenue. To the extent Liberty LLC has available cash, Liberty Inc. intends to cause Liberty LLC to make (i) generally pro rata distributions to its unit holders, including Liberty Inc., in an amount sufficient to allow Liberty Inc. to pay its taxes and to allow it to make payments under the Tax Receivable Agreements and (ii) non-pro rata payments to Liberty Inc. to reimburse it for its corporate and other overhead expenses. To the extent that Liberty Inc. needs funds and Liberty LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, Liberty Inc.’s liquidity and financial condition could be materially adversely affected.
Moreover, because Liberty Inc. will have no independent means of generating revenue, Liberty Inc.’s ability to make payments under the Tax Receivable Agreements is dependent on the ability of Liberty LLC to make distributions to Liberty Inc. in an amount sufficient to cover its obligations under the Tax Receivable Agreements. This ability, in turn, may depend on the ability of Liberty LLC’s subsidiaries to make distributions to it. The ability of Liberty LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Liberty LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that Liberty Inc. is unable to make payments under the Tax Receivable Agreements for any reason, such payments will be deferred and will accrue interest until paid.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we will need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange (the “NYSE”), with which we are not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We will need to:

•	institute a more comprehensive compliance function;

•	comply with rules promulgated by the NYSE;

•	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	establish new internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.
Furthermore, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls, in accordance with Section 404 of the Sarbanes Oxley Act for our fiscal year ending December 31, 2018. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A Common Stock.
Effective internal controls are necessary for us to provide reliable financial reports, safeguard our assets, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports, safeguard our assets, or prevent fraud, our reputation and operating results could be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our existing internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. An ineffective system of internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A Common Stock.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
Prior to the IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We have not completed an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. We have a material weakness in our internal control over financial reporting as of December 31, 2017, which was also identified and communicated to us by our independent registered public accounting firm. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.
The material weakness identified relates to the lack of implementation and maintenance of effective segregation of duties, including controls over journal entries, that would provide a reasonable possibility that a material misstatement would be prevented or detected on a timely basis.
In early 2018, we began taking steps to implement controls to remediate the material weakness, including the following:

•	utilizing information technology personnel to review system authorization among users to ensure proper segregation of duties; and

•	engagement of a third party to assist in our documentation, implementation and testing of internal controls related to segregation of duties, including controls over journal entries.
We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. Please see “Risk Factors—The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes- Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.”
An active, liquid and orderly trading market for our Class A Common Stock may not be maintained, and our stock price may be volatile.
Prior to January 2018, our Class A Common Stock was not traded on any market. An active, liquid and orderly trading market for our Class A Common Stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Class A Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A Common Stock, you could lose a substantial part or all of your investment in our Class A Common Stock.
The following factors could affect our stock price:

•	quarterly variations in our financial and operating results;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	speculation in the press or investment community;

•	the failure of specific research analysts to cover our Class A Common Stock;

•	sales of our Class A Common Stock by us, the selling shareholder or other stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in commodity prices;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result. our stockholders do not have the same protections afforded to stockholders of companies that cannot rely on such exemptions and are subject to such requirements.

Riverstone and the Legacy Owners party to the stockholders’ agreement (collectively, the “Principal Stockholders”) described in “Item 13. Certain Relationships and Related-Party Transactions and Director Independence—Stockholders’ Agreement” control a majority of the combined voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirement (1) that a majority of the board of directors consist of independent directors, (2) that we have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We intend to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors or a nominating or governance committee, and our compensation committee does not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE.
The Legacy Owners collectively hold a substantial majority of the voting power of our common stock
The Legacy Owners hold approximately 87.6% of our voting stock. As a result, the Legacy Owners are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of the Legacy Owners with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
For example, the Legacy Owners may have different tax positions from us, especially in light of the Tax Receivable Agreements, that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreements and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration the Legacy Owners tax position or other considerations which may differ from the considerations of us or our other stockholders. Please read “Certain Relationships and Related Party Transactions—Tax Receivable Agreements.”

Given this concentrated ownership, the Legacy Owners would have to approve any potential acquisition of us. Furthermore, in connection with the IPO, we entered into a stockholders’ agreement with Riverstone, affiliates of Laurel Road, LLC and Spruce Road, LLC and certain investors in Spruce Road, LLC (collectively, the “Principal Stockholders”). The stockholders’ agreement provides Riverstone with the right to designate a certain number of nominees to our board of directors so long as Riverstone and its affiliates collectively beneficially own at least 10% of the outstanding shares of our Class A Common Stock. In addition, the stockholders’ agreement provides Riverstone the right to approve certain material transactions so long as Riverstone and its affiliates own at least 20% of the outstanding shares of our Class A Common Stock. See “Certain Relationships and Related Party Transactions—Stockholders’ Agreement.” The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the Legacy Owners concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. For example, Christopher Wright, our Chairman and Chief Executive Officer, is the Executive Chairman of Liberty Resources LLC (“Liberty Resources”), an E&P company operating primarily in the Williston Basin, a position which may require a significant portion of his time. These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Item 13. Certain Relationships and Related Party Transactions.”
Riverstone and its respective affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable Riverstone to benefit from corporate opportunities that might otherwise be available to us.
Our governing documents provide that Riverstone and its respective affiliates (including portfolio investments of Riverstone its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation will, among other things:

•	permits Riverstone and its respective affiliates to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

•
provides that if Riverstone or its respective affiliates, or any employee, partner, member, manager, officer or director of Riverstone or its respective affiliates who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they have no duty to communicate or offer that opportunity to us.

Riverstone or its respective affiliates may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, Riverstone and its respective affiliates may dispose of oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to Riverstone and its respective affiliates could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.
A significant reduction by Riverstone of its ownership interests in us could adversely affect us.
We believe that Riverstone’s ownership interests in us provides it with an economic incentive to assist us to be successful. Upon the expiration or earlier waiver of the lock-up restrictions on transfers or sales of our securities following the completion of the IPO, Riverstone will not be subject to any obligation to maintain its ownership interest in us and may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If Riverstone sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliate(s) that are expected to serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations.
Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock and could deprive our investors of the opportunity to receive a premium for their shares.
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:

•	after we cease to be a controlled company, dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;

•
after we cease to be a controlled company, and subject to the terms of our stockholders’ agreement, providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum (prior to such time, vacancies may also be filled by stockholders holding a majority of the outstanding shares);

•
after we cease to be a controlled company, permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;

•
after we cease to be a controlled company, permitting special meetings of our stockholders to be called only by our Chief Executive Officer, the chairman of our board of directors and our board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships (prior to such time, a special meeting may also be called by our Corporate Secretary at the request of Riverstone);

•
after we cease to be a controlled company, and subject to the rights of the holders of shares of any series of our preferred stock and the terms of our stockholders’ agreement, requiring the affirmative vote of the holders of at least 66 2⁄3% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;

•	prohibiting cumulative voting in the election of directors;

•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws.
In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreements, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “—In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, Liberty Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements.”

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
If a substantial number of shares of Class A Common Stock becomes available for sale and are sold in a short period of time, the market price of our common stock could decline and our stockholders may be diluted.
If our Legacy Owners sell substantial amounts of our Class A Common Stock in the public market, the market price of our Class A Common Stock could decrease. The perception in the public market that our Legacy Owners might sell shares of our Class A Common Stock could also create a perceived overhang and depress our market price. We have 69,975,174 shares of Class A Common Stock outstanding of which 55,334,419 shares are held by our Legacy Owners. In addition, our Legacy Owners hold Liberty LLC Units and shares of our Class B Common Stock which are exchangeable for an additional 48,207,372 shares of Class A Common Stock. Prior to the IPO, we and our Legacy Owners agreed with the underwriters to a “lock-up” period, meaning that such parties may not, subject to certain exceptions, sell any of their existing shares of our common stock without the prior written consent of representatives of the underwriters for at least 180 days after January 11, 2018. In addition, all of our Legacy Owners will be subject to the holding period requirement of Rule 144 under the Securities Act (“Rule 144”). When the lock-up agreements expire, these shares will become eligible for sale, in some cases subject to the requirements of Rule 144.
In addition, our Legacy Owners, will have substantial demand and incidental registration rights, as described in “Item 13. Certain Relationships and Related-Party Transactions and Director Independence-Stockholders’ Agreement.” The market price for shares of our common stock may drop when the restrictions on resale by our Legacy Owners lapse.
Any sale of additional common stock by our Legacy Owners in the public market may result in additional dilution to our stockholders.
We do not currently plan to pay regular cash dividends on our Class A Common Stock, and our credit agreements will place certain restrictions on our ability to do so. Consequently, your primary opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
We do not currently plan to declare regular cash dividends on shares of our Class A Common Stock in the foreseeable future. Additionally, our Credit Facilities place certain restrictions on our ability to pay cash dividends. Consequently, your primary opportunity to achieve a return on your investment in us will be if you sell your Class A Common Stock at a price greater than you paid for it. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that you paid to purchase such Class A Common Stock.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock in subsequent public offerings. We may also issue additional shares of Class A Common Stock or convertible securities. We presently have 69,975,174 shares of Class A Common Stock issued and outstanding. The Legacy Owners own 55,334,419 shares of our Class A Common Stock and 48,207,372 shares of our Class B Common Stock, or approximately 87.6% of our total outstanding shares of common stock. The Liberty Unit

Holders are party to a registration rights agreement, which requires us to effect the registration of any shares of Class A Common Stock that they receive in exchange for their Liberty LLC Units in certain circumstances no earlier than the expiration of the lock-up period contained in the underwriting agreement entered into in connection with the IPO.
We have 12,908,734 shares of our Class A Common Stock issued or reserved for issuance under our long term incentive plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.
We cannot predict the size of future issuances of our Class A Common Stock or securities convertible into Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock.
The underwriters of the IPO may waive or release parties to the lock-up agreements entered into in connection with the IPO, which could adversely affect the price of our Class A Common Stock.
We, all of our directors that own equity in us, all of our executive officers, and other of our Legacy Owners have entered into lock-up agreements pursuant to which we and they are subject to certain restrictions with respect to the sale or other disposition of our Class A Common Stock for a period of 180 days following the date of the IPO. The underwriters, at any time and without notice, may release all or any portion of the Class A Common Stock subject to the foregoing lock-up agreements. If the restrictions under the lock-up agreements are waived, then the Class A Common Stock, subject to compliance with the Securities Act or exceptions therefrom, will be available for sale into the public markets, which could cause the market price of our Class A Common Stock to decline and impair our ability to raise capital.
Liberty Inc. will be required to make payments under the Tax Receivable Agreements for certain tax benefits that it may claim, and the amounts of such payments could be significant.
The Tax Receivable Agreements generally provide for the payment by Liberty Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Liberty Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of certain increases in tax basis, net operating losses available to Liberty Inc. as a result of the Corporate Reorganization, and certain benefits attributable to imputed interest. Liberty Inc. will retain the benefit of the remaining 15% of these cash savings.
The term of each Tax Receivable Agreement will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless Liberty Inc. experiences a change of control (as defined in the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements are terminated early (at Liberty Inc’s election or as a result of its breach), and Liberty Inc. makes the termination payments specified in such Tax Receivable Agreement. In addition, payments Liberty Inc. makes under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the Tax Receivable Agreements are not terminated, the payments under the Tax Receivable Agreements are anticipated to commence in 2019 and to continue for 15 years after the date of the last redemption of the Liberty LLC Units.
The payment obligations under the Tax Receivable Agreements are Liberty Inc.’s obligations and not obligations of Liberty LLC, and Liberty Inc. expects that the payments Liberty Inc. will be required to make under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Liberty Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreements are dependent upon significant future events and assumptions, including the timing of the redemptions of Liberty LLC Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Liberty LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to Liberty Inc. as a result of the Corporate Reorganization, the amount and timing of taxable income Liberty Inc. generates in the future, the U.S. federal income tax rate then applicable, and the portion of Liberty Inc.’s payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis.

The payments under the Tax Receivable Agreements will not be conditioned upon a holder of rights under a Tax Receivable Agreement having a continued ownership interest in Liberty Inc. or Liberty LLC. For additional information regarding the Tax Receivable Agreements, see “Certain Relationships and Related Party Transactions—Tax Receivable Agreements.”
In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, Liberty Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements.
If Liberty Inc. experiences a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at Liberty Inc.’s election or as a result of its breach), Liberty Inc. would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreements (determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, including (i) that Liberty Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreements, (ii) that any Liberty LLC Units (other than those held by Liberty Inc.) outstanding on the termination date are deemed to be redeemed on the termination date, and (iii) certain loss or credit carryovers will be utilized over five years beginning with the taxable year that includes the termination date. Any early termination payments may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payments relate.
If Liberty Inc. experiences a change of control (as defined under the Tax Receivable Agreements) or the Tax Receivable Agreements otherwise terminate early, Liberty Inc.’s obligations under the Tax Receivable Agreements could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated immediately after the IPO, the estimated termination payments would, in the aggregate, be approximately $113.8 million (calculated using a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points, applied against an undiscounted liability of $173.5 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.
Please read ‘‘Item 13. Certain Relationships and Related Party Transactions—Tax Receivable Agreements.’’
In the event that Liberty Inc.’s payment obligations under the Tax Receivable Agreements are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.
If Liberty Inc. experiences a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations), Liberty Inc. would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the Tax Receivable Agreements will not be conditioned upon the TRA Holders’ having a continued interest in Liberty Inc. or Liberty LLC. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock. Please read “Risk Factors—Risks Related to our Class A Common Stock—In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits Liberty Inc. realizes, if any, in respect of the tax attributes subject to the Tax Receivable Agreements” and ‘‘Certain Relationships and Related Party Transactions-Tax Receivable Agreements.”
We will not be reimbursed for any payments made under the Tax Receivable Agreements in the event that any tax benefits are subsequently disallowed.
Payments under the Tax Receivable Agreements are based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreements if any tax benefits that have given rise to payments under the Tax Receivable Agreements are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances, Liberty Inc. could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect Liberty Inc.’s liquidity.

If Liberty LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Liberty Inc. and Liberty LLC might be subject to potentially significant tax inefficiencies, and Liberty Inc. would not be able to recover payments previously made by it. under the Tax Receivable Agreements even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
Liberty Inc. intends to operate such that Liberty LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of Liberty LLC Units pursuant to the Redemption Right, Liberty Inc.’s Call Right or other transfers of Liberty LLC Units could cause Liberty LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and Liberty Inc. intends to operate such that redemptions or other transfers of Liberty LLC Units qualify for one or more such safe harbors. For example, Liberty Inc. intends to limit the number of unit holders of Liberty LLC, and the Liberty LLC Agreement, which was entered into in connection with the closing of the IPO, provides for limitations on the ability of holders of Liberty LLC Units to transfer their Liberty LLC Units and provides Liberty Inc., as managing member of Liberty LLC, with the right to impose restrictions (in addition to those already in place) on the ability of holders of Liberty LLC Units to redeem their Liberty LLC Units pursuant to the Redemption Right to the extent Liberty Inc. believes it is necessary to ensure that Liberty LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
If Liberty LLC were to become a publicly traded partnership, significant tax inefficiencies might result for Liberty Inc. and for Liberty LLC, including as a result of Liberty Inc.’s inability to file a consolidated U.S. federal income tax return with Liberty LLC. In addition, Liberty Inc. would no longer have the benefit of certain increases in tax basis covered under the Tax Receivable Agreements, and Liberty Inc. would not be able to recover any payments previously made by it under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of Liberty LLC’s assets) were subsequently determined to have been unavailable.
In certain circumstances, Liberty LLC will be required to make tax distributions and tax advances to the Liberty Unit Holders, including us, and the tax distributions and tax advances that Liberty LLC will be required to make may be substantial.
Pursuant to the Liberty LLC Agreement, Liberty LLC will make generally pro rata cash distributions, or tax distributions, to the holders of Liberty LLC Units, including Liberty Inc., in an amount sufficient to allow Liberty Inc. to pay its taxes and to allow it to make payments under the Tax Receivable Agreements. In addition to these pro rata distributions, the Liberty Unit Holders will be entitled to receive tax advances in an amount sufficient to allow each of the Liberty Unit Holders to pay its respective taxes on such holder’s allocable share of Liberty LLC’s taxable income. Any such tax advance will be calculated after taking into account certain other distributions or payments received by the Liberty Unit Holders from Liberty LLC or Liberty Inc. Under the applicable tax rules, Liberty LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Tax advances will be determined based on an assumed individual tax rate and will be repaid upon exercise of the Redemption Right or the Call Right, as applicable.
Funds used by Liberty LLC to satisfy its tax distribution and tax advance obligations will not be available for reinvestment in our business. Moreover, the tax distributions and tax advances Liberty LLC will be required to make may be substantial, and is likely to exceed (as a percentage of Liberty LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments may exceed the actual tax liability for some of the holders of Liberty LLC Units.
We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A Common Stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A Common Stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A Common Stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A Common Stock or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our Class A Common Stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover the Company downgrades our Class A Common Stock or if our operating results do not meet their expectations, our stock price could decline.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Information regarding our properties is contained in “Item 1. Business” and is incorporated by reference herein.
Item 3. Legal Proceeding

On February 23, 2017, SandBox filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against Proppant Express Investments, LLC, Proppant Express Solutions, LLC (“PropX”), and Liberty Oilfield Services LLC (“LOS”). As described in “Related Party Transactions—Historical Transactions with Affiliates—PropX,” LOS is party to a services agreement with PropX. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” inter partes review (“IPR”) requests before the U.S. Patent and Trademark Office (“USPTO”). SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. On August 14, 2017, the court denied SandBox’s request for a preliminary injunction to prevent LOS from filing a request for an IPR with the USPTO, and the court denied SandBox’s request for reconsideration of such order on March 13, 2018. Pursuant to the parties’ stipulation, all claims and counterclaims related to one of the four patents asserted by SandBox were dismissed without prejudice on November 6, 2017. A hearing on the construction of claim terms in the remaining asserted patents occurred on March 1, 2018. We intend to vigorously defend ourselves against the claims brought by SandBox.
We are named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including certain environmental claims and employee-related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On January 17, 2018, we consummated an initial public offering of our Class A Common Stock at a price of $17.00 per share. Our Class A Common Stock is traded on the NYSE under the symbol “LBRT.” As of December 31, 2017, our Class A Common Stock was not listed on a domestic exchange or over-the-counter market. As a result we have not set forth quarterly information with respect to the high and low prices for our Class A Common Stock for the two most recent fiscal years. The price at the end of the trading day on the NYSE on March 16, 2018 was $17.73. There is no public market for our Class B Common Stock.
Holders of our Common Stock
As of March 16, 2018, there were 120 stockholders of record of our Class A Common Stock and five stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy
We have not paid any dividends since our inception and we do not intend to pay regular cash dividends in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions to the extent there are any with respect to the payment of dividends, and other considerations that our board of directors deems relevant.

Use of Proceeds From Registered Securities
We had no sales of registered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K.

Equity Compensation Plan Information
We did not maintain an equity compensation plan, and no securities were available for issuance under an equity compensation plan as of December 31, 2017. As previously discussed, we adopted the Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (the “Legacy Plan”) and the Liberty Oilfield Services Inc. Long Term Incentive Plan (the “LTIP”) in connection with out IPO; however, these were not outstanding as of December 31, 2017. As such, no equity compensation plan table is provided.

Item 6. Selected Financial Data
The selected financial data set forth below was derived from the audited combined financial statements of our Predecessor, Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition Co I LLC (“ACQI”), and should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and our audited combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2017	2016	2015

	(in thousands, except share, per share, fleet and per fleet data)
Statement of Operations Data:
Revenue	$1,489,855	$374,773	$455,404
Costs of services, excluding depreciation and amortization shown separately	1,147,008	354,729	393,340
General and administrative	80,089	35,789	28,765
Depreciation and amortization	81,473	41,362	36,436
Loss (gain) on disposal of assets	148	(2,673)	423
Operating income (loss)	181,137	(54,434)	(3,560)
Other expense
Interest expense	(12,636)	(6,126)	(5,501)
Net income (loss)	$168,501	$(60,560)	$(9,061)
Pro Forma Income Tax and Net Income(1)
Pro forma tax expense (benefit)	$38,149
Pro forma net income (loss)	$130,352

Pre tax income (loss) attributable to noncontrolling interests	$68,782
Pro forma tax expense attributable to noncontrolling interests	—
Pro forma net income (loss) attributable to noncontrolling interests	$68,782

Pre tax income (loss) attributable to Liberty Inc.	$99,719
Pro forma tax expense (benefit) attributable to Liberty Inc.	38,149
Pro forma net income (loss) attributable to Liberty Inc.	$61,570

Pro Forma per Share Data (2)
Pro forma net income (loss) per share
Basic	$0.90
Diluted	$0.88
Pro forma weighted average shares outstanding
Basic	68,729,523
Diluted	117,713,945
Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$195,109	$(40,708)	$6,119
Cash flows used in investing activities	(310,043)	(96,351)	(38,492)
Cash flows provided by financing activities	119,771	148,543	21,485
Other Financial Data:
Capital expenditures	$300,793	$102,428	$38,492
EBITDA(3)	$262,610	$(13,072)	$32,876
Adjusted EBITDA(3)	$280,728	$(5,588)	$41,213
Total Fleets at beginning of period (4)	10	6	5
Total Fleets at end of period (4)	19	10	6
Average Active Fleets (5)	15.1	7.4	5.9
Adjusted EBITDA per Average Active Fleet (6)	$18,591	$(755)	$6,985
Balance Sheet Data (at end of period):
Total assets	$852,103	$451,845	$296,971
Long-term debt (including current portion)	196,357	103,805	110,232
Total liabilities	416,851	222,873	162,920
Redeemable common units (7)	42,486	—	—
Total member equity	392,766	228,972	134,051

(1)
Pro forma net income attributable to Liberty Inc. reflects the income tax effects of the corporate reorganization described under “Item 1. Business—Initial Public Offering and Reorganization Transaction” and the IPO. The Predecessor is not subject to U.S. federal income tax. As a result, the combined net income in the historical financial statements do not reflect the tax expense we would have incurred if we were subject to U.S. federal income tax during such period. While Liberty Inc. a corporation and is subject to U.S. federal income tax, such pro forma tax expense is only reflected on the portion of pre tax income attributable to stockholders of Liberty Inc. and is estimated at $38.1 million for the year ended December 31, 2017. Accordingly, no pro forma tax expense is reflected for noncontrolling interests which are not consolidated into Liberty's tax return until and unless such noncontrolling interests are redeemed and exchanged for Class A Common Stock.

(2)
Pro forma net income (loss) per share, basic, and weighted average shares outstanding, basic, reflect the number of shares of common stock outstanding upon the completion of our corporate reorganization described under “Item 1. Business—Initial Public Offering and Reorganization Transaction” associated with our IPO as if such reorganization had occurred at the beginning of the period presented. For the year ended December 31, 2017 pro forma net income per share, diluted, and weighted average shares outstanding, diluted, reflects the potential redemption of all Liberty LLC Units outstanding and cancellation of the corresponding shares of Class B Common Stock in exchange for Liberty Inc.'s issuance of additional Class A Common Stock under the if-converted method, and vesting of restricted stock issued in connection with the IPO under the treasury stock method. The table below shows the calculation of diluted pro forma net income for purposes of such diluted pro forma net income per share calculation.

	For the year ended December 31, 2017
	(in thousands)
	Attributable to Liberty Inc. (Basic)	Pro forma effect of Conversion of Class B to Class A	Attributable to Liberty Inc. (Diluted)
Net income	$99,719	$68,782	$168,501
Pro forma tax expense	38,149	26,314	64,463
Pro forma net income	$61,570	$42,468	$104,038

(3)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation of each to our most directly comparable financial measure calculated and presented in accordance with accounting principal generally accepted in the United States of America ("GAAP"), please read “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures.”

(4)	Total Fleets represents the number of deployed and active fleets as of the designated date.

(5)	Average Active Fleets is calculated as the daily average of the active fleets for the period presented.

(6)	Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA for the period divided by the Average Active Fleets, as defined above.

(7)
Effective March 22, 2018, ACQI and LOS merged into the surviving entity, LOS, and ACQI ceased to exist. In connection with the merger and dissolution, the Redeemable Common Units were deemed extinguished and satisfied in full.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our audited combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Reporting on Form 10-K under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas E&P companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 21 active fleets in March 2018. The demand for our hydraulic fracturing services exceeds our current capacity, and we expect, based on discussions with customers, to deploy one additional fleet, as well as add additional horsepower to existing fleets, by the end of the second quarter of 2018, and two additional fleets by the end of the year, for a total of 24 active fleets, representing approximately 1,170,000 HHP. Our additional fleets are currently being built to our specifications. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
We believe the following characteristics both distinguish us from our competitors and are the foundations of our business: forming ongoing partnerships of trust and innovation with our customers; developing and utilizing technology to maximize well performance; and promoting a people-centered culture focused on our employees, customers and suppliers. We have developed strong relationships with our customers by investing significant time in fracture design collaboration, which substantially enhances their production economics. Our technological innovations have become even more critical as E&P companies have increased the completion complexity and fracture intensity of horizontal wells. We are proactive in developing innovative solutions to industry challenges, including developing: (i) our proprietary databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet™ design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; and (iii) our hydraulic fracturing fluid system tailored to the reservoir properties in the DJ Basin which materially reduces completion costs without compromising production. We foster a people-centered culture built around honoring our commitments to customers, partnering with our suppliers and hiring, training and retaining people that we believe to be the best talent in our field, enabling us to be one of the safest and most efficient hydraulic fracturing companies in the United States.
Recent Trends and Outlook
Demand for our hydraulic fracturing services is predominantly influenced by the level of drilling and completion by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our hydraulic fracturing services is driven by the completion of hydraulic fracturing stages in unconventional wells, which, in turn, is driven by several factors including rig count, well count, service intensity and the timing and style of well completions.
Recently Improving Macro Conditions
Hydrocarbon prices began a precipitous decline in the second half of 2014 after the posted West Texas Intermediate (“WTI”) price of oil reached a peak of $107.26 per barrel (“Bbl”) in June 2014 and the posted Henry Hub price of natural gas reached a peak of $6.15 per million British Thermal Units (“MMBtu”) in February 2014. This decline, sustained by a perceived glut of oil and natural gas, drove WTI prices to a low of $26.21 per Bbl in February 2016 and Henry Hub natural gas prices to a low of $1.64 per MMBtu in March 2016.
Lower hydrocarbon prices in 2015 and early 2016 influenced many E&P companies to reduce drilling and completion activity and capital spending in all basins across North America. As drilling and completion activity decline, demand for hydraulic fracturing services also decline, leading to an oversupply of fracturing capacity and a decline in fleet utilization.
Reduced capital spending on drilling and completion activity in 2015 and 2016 ultimately led to flattening of crude oil supply while global demand continued to rise. In the United States crude production fell as much as 13% from its peak in March 2015. Further, recent agreements by members of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC members to reduce their oil production quotas have also provided upward momentum for WTI prices, which has more than doubled to $62.12 per Bbl as of March 9, 2018.

We expect this demand to continue to increase as E&P companies increase drilling and completion activities. According to Baker Hughes’ North American Rig Count, the number of active total rigs in the United States reached a low of 404, as reported on May 27, 2016, but has since increased by more than 144% to 984 active rigs as reported on March 9, 2018. If hydrocarbon prices stabilize at current levels or rise further, we expect to see further increased drilling and completion activity in the basins in which we operate. While the pricing for our hydraulic fracturing services declined substantially, negatively affecting our revenue per average active fleet, and has not returned to its 2014 highs, the industry witnessed an increase in demand for these services beginning in the third quarter of 2016 and continuing through 2017 as hydrocarbon prices have recovered somewhat, and we are currently experiencing price increases and increases in our revenue per average active fleet. Should hydrocarbon prices decrease, our pricing and revenue per average active fleet may decrease due to lower demand for our services, negatively affecting our liquidity and financial condition. Please see “Item 1A. Risk Factors—Risks Related to Our Business—Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition” and “Item 7. Management's Discussion and Analysis—How We Evaluate Our Operations.”
In addition to increased industry activity levels, we expect to benefit from increased horizontal drilling as well as other long-term macro industry trends that improve drilling economics such as (i) greater rig efficiencies that result in more wells drilled per rig in a given period and (ii) increased complexity and service intensity of well completions, including longer wellbore laterals, more and larger fracturing stages and higher proppant usage per well.
These industry trends will directly benefit hydraulic fracturing companies like us that have the expertise and technological ability to execute increasingly complex and intense well completions. Given the improved returns that E&P companies have reported for new well completions, we expect these industry trends to continue.
Increase in Drilling Efficiency and Service Intensity of Completions
Over the past decade, E&P companies have focused on exploiting the vast resource potential available across many of North America’s unconventional resource plays through the application of horizontal drilling and completion technologies, including the use of multi-stage hydraulic fracturing, in order to increase recovery of oil and natural gas. As E&P companies have improved drilling and completion techniques to maximize return and efficiency, we believe several long term trends have emerged which have materially increased the service intensity of current completions.
Improved drilling economics from horizontal drilling and greater rig efficiencies. Unconventional resources are increasingly being targeted through the use of horizontal drilling. According to Baker Hughes, as reported on March 9, 2018, horizontal rigs accounted for approximately 86% of all rigs drilling in the United States, up from 74% as of December 31, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully-assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. At the same time, E&P companies are shifting their development plans to incorporate multi-well pad development, which allows them to drill multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Coras, has dropped from 28 days in 2014 to 22 days in 2017.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of stages has also increased. From 2014 to 2017, the average stages per horizontal well have increased from 21 stages per well to 35 stages per well. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, from six million pounds per well in 2014 to over 12 million pounds per well in 2017.
These industry trends will directly benefit hydraulic fracturing companies like us that have the expertise and technological innovations to effectively service today’s more efficient oilfield drilling activity and the increasing complexity and intensity of well completions. Given the expected returns that E&P companies have reported for new well development activities due to improved rig efficiencies and increasing well completion complexity and intensity, we expect these industry trends to continue.
How We Generate Revenue
We currently generate revenue through the provision of hydraulic fracturing services. These services are performed under a variety of contract structures, primarily master service agreements as supplemented by statements of work, pricing agreements and specific quotes. A portion of our statements of work, under master service agreements, include provisions that establish pricing arrangements for a period of up to one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer.
Our hydraulic fracturing services are performed in sections, which we refer to as fracturing stages. The estimated number of fracturing stages to be completed for a particular horizontal well is determined by the customer’s well completion design. We recognize revenue for each fracturing stage completed, although our revenue per completed fracturing stage varies depending on the actual volumes and types of proppants, chemicals and fluid utilized for each fracturing stage. The number of fracturing stages that we are able to complete in a period is directly related to the number and utilization of our deployed fleets and size of stages.
Costs of Conducting Our Business
The principal expenses involved in conducting our business are direct cost of personnel, services and materials used in the provision of services, general and administrative expenses, and depreciation and amortization. A large portion of the costs we incur in our business are variable based on the number of hydraulic fracturing jobs and the requirements of services provided to our customers. We manage the level of our fixed costs, except depreciation and amortization, based on several factors, including industry conditions and expected demand for our services.
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
Revenue;
Operating Income (Loss);
EBITDA;
Adjusted EBITDA;
Adjusted EBITDA per Average Active Fleet;
Net Income; and
Earnings per Share.
Revenue
We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of fleets we have deployed (revenue per average active fleet) from period to period.
Operating Income (Loss)
We analyze our operating income (loss), which we define as revenues less direct operating expenses, depreciation and amortization and general and administrative expenses, to measure our financial performance. We believe operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare operating income to our internal projections for a given period and to prior periods.
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
Results of Operations
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

	Years Ended December 31,
Description	2017	2016	Change
	(in thousands)
Revenue	$1,489,855	$374,773	$1,115,082
Cost of services, excluding depreciation and amortization shown separately	1,147,008	354,729	792,279
General and administrative	80,089	35,789	44,300
Depreciation and amortization	81,473	41,362	40,111
Loss (gain) on disposal of assets	148	(2,673)	2,821
Operating income (loss)	181,137	(54,434)	235,571
Interest expense	(12,636)	(6,126)	(6,510)
Net income (loss)	$168,501	$(60,560)	$229,061
Revenue
Our revenue increased $1,115.1 million, or 297.5%, to $1,489.9 million for the year ended December 31, 2017 compared to $374.8 million for year ended December 31, 2016. The increase was due to the combined effect of a 104.0% increase in average active fleets deployed and a 94.8% increase in revenue per average active fleet. Our revenue per average active fleet increased to approximately $97.8 million for the year ended December 31, 2017 as compared to approximately $50.6 million for the year ended December 31, 2016, based on 15.1 and 7.4 average active fleets deployed during those respective periods. The increase in revenue per active fleet was due to improved pricing and throughput in conjunction with increased demand for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $792.3 million, or 223.3%, to $1,147.0 million for the year ended December 31, 2017 compared to $354.7 million for the year ended December 31, 2016. The higher expense is due to an increase in services provided and reflects a $488.4 million increase attributable to materials, which was driven by a 235.7% increase in material volumes in the year ended December 31, 2017 compared to the same period in 2016. Additionally, the cost of components used in our repairs and maintenance operations increased by $96.6 million and fuel costs increased by $52.0 million. Personnel costs increased by 163.7% to support the increased activity, including a 104.0% increase in average active fleets deployed, for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
General and Administrative Expenses
General and administrative expenses increased by $44.3 million, or 123.8%, to $80.1 million for the year ended December 31, 2017 compared to $35.8 million for the year ended December 31, 2016. Payroll and benefits, related office expenses and fleet start-up expenses increased approximately $26.2 million, $5.4 million and $9.7 million, respectively, in connection with the increase in head count to support our expanded scope of operations and the nine fleets deployed during the year ended December 31, 2017. Additionally, other general and administrative expenses increased $3.1 million, primarily driven by a $1.1 million increase in management fees owed to Riverstone.
As a result of becoming a public company, we expect to incur additional accounting, legal and non-cash stock compensation related expenses. Additionally, following the IPO, in connection with a one time issuance of 1,258,514 unvested shares of restricted stock under the Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (the “Legacy Plan”) in connection with the IPO and Corporate Reorganization, we have $21.4 million of unrecognized compensation expense. In connection with this Legacy Plan issuance, we expect to recognize $6.6 million of non-cash stock compensation expense during the three months ending March 31, 2018.

Depreciation and Amortization
Depreciation and amortization expense increased $40.1 million, or 97.0%, to $81.5 million for the year ended December 31, 2017 compared to $41.4 million for the year ended December 31, 2016, due to additional hydraulic fracturing fleets deployed during the year ended December 31, 2017.
Operating Income (Loss)
We realized operating income of $181.1 million for the year ended December 31, 2017 compared to an operating loss of $54.4 million for the year ended December 31, 2016, primarily due to the increased number of hydraulic fracturing fleets deployed and the higher revenue per average active fleet in response to increased demand for our services described above. Generally, our financial results have improved significantly due to the increased drilling and completion activity by E&P companies during the recent recovery of the oil and gas industry beginning in the third quarter of 2016.
Interest Expense
The increase in interest expense of $6.5 million, or 106.3%, during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to $1.2 million of deferred financing costs written off in connection with the termination of previously outstanding debt agreement and a $4.2 million increase in interest expense due to the increased average borrowings outstanding during the year ended December 31, 2017 compared to the same period in 2016. Additionally, we incurred $0.8 million of interest on the $60.0 million of the Bridge Loan (as defined below) outstanding during a portion of the three months ended June 30, 2017.
Net Income (Loss)
We realized net income of $168.5 million for the year ended December 31, 2017 compared to a net loss of $60.6 million for the year ended December 31, 2016. Our net loss for the year ended December 31, 2016 resulted from the significant decrease in pricing for our hydraulic fracturing services following the dramatic decrease in drilling activity by E&P companies during the industry downturn from late 2014 through the first half of 2016. Our net income for the year ended December 31, 2017 was driven by recovery of the oil and gas industry beginning in the third quarter of 2016, as well as our expanded scope of operations following deployment of nine additional hydraulic fracturing fleets during the year ended December 31, 2017.
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

	Years Ended December 31,
Description	2016	2015	Change
	(in thousands)
Revenue	$374,773	$455,404	$(80,631)
Cost of services, excluding depreciation and amortization shown separately	354,729	393,340	(38,611)
General and administrative	35,789	28,765	7,024
Depreciation and amortization	41,362	36,436	4,926
(Gain) loss on disposal of assets	(2,673)	423	(3,096)
Operating loss	(54,434)	(3,560)	(50,874)
Interest expense	(6,126)	(5,501)	(625)
Net loss	$(60,560)	$(9,061)	$(51,499)
Revenue
Our revenue decreased $80.6 million, or 17.7%, to $374.8 million for the year ended December 31, 2016 compared to $455.4 million for the year ended December 31, 2015. A $65.4 million increase in revenue attributable to an increase in average active fleets was offset by a $146.0 million decrease due to a reduction in revenue per average active fleet, including the impact of a material decrease in service pricing during the industry downturn. Service pricing trended downward throughout 2015 and through June 2016. Our revenue per average active fleet decreased 34.4% to approximately $50.6 million for the year ended December 31, 2016 as compared to approximately $77.2 million for the year ended December 31, 2015, based on 7.4 and 5.9 average active fleets deployed during those respective periods. However, our revenue per average active fleet increased by approximately 14.3%, 14.7% and 31.1% in the second, third and fourth quarters of 2016 as compared to the respective prior year.

Cost of Services
Cost of services (excluding depreciation and amortization) decreased $38.6 million, or 9.8%, to $354.7 million for the year ended December 31, 2016 compared to $393.3 million for the year ended December 31, 2015. The lower expense in 2016 reflects a $44.4 million decrease attributable to materials and fuel, primarily due to the benefit of lower pricing which was partially offset by a 40% increase in material volumes. Additionally, the cost of components used in our repairs and maintenance operations decreased by $7.5 million. Those decreases were partially offset by higher personnel costs, which increased by 16.4% to support a 25.4% increase in average active fleets deployed during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
General and Administrative Expenses
General and administrative expenses increased by $7.0 million, or 24.4%, to $35.8 million for the year ended December 31, 2016 compared to $28.8 million for the year ended December 31, 2015. Legal and other professional services fees and other transaction costs increased approximately $6.1 million and were primarily associated with the assets acquired in 2016. Additionally, fleet start-up expenses increased by $3.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. These increases were partially offset by a $6.4 million decrease in bad debt expense.
Depreciation and Amortization
Depreciation and amortization expense increased $4.9 million, or 13.5%, to $41.4 million for the year ended December 31, 2016 compared to $36.4 million for the year ended December 31, 2015, due to an increase in field services equipment in operation, primarily related to assets purchased in 2016.
Operating Income (Loss)
We realized an operating loss of $54.4 million for the year ended December 31, 2016 compared to an operating loss of $3.6 million for the year ended December 31, 2015, primarily due to the pricing driven reductions in revenues and expenses described above. Generally, our financial results were negatively impacted by the significant decrease in pricing for our hydraulic fracturing services following the dramatic decrease in drilling activity by E&P companies during the recent downturn.
Interest Expense
The increase in interest expense of $0.6 million, or 11.4% during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in the average outstanding balance under our Prior Credit Facility, as well as a small increase in the weighted average interest rate.
Net Income (Loss)
We realized net losses of $60.6 million and $9.1 million for the years ended December 31, 2016 and 2015, respectively. Our net losses resulted from the pricing driven reductions in revenues and expenses described above. Generally, our financial results were negatively impacted by the significant decrease in pricing for our hydraulic fracturing services following the dramatic decrease in drilling activity by E&P companies during the recent downturn.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisitions, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, non-cash stock compensation expense incurred in connection with the IPO and Corporate Reorganization and non-recurring expenses that management does not consider in assessing ongoing performance.
Our board of directors, management, investors and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Additionally, the calculation of Adjusted EBITDA complies with the definition of Consolidated EBITDA and other provisions of our Credit Facilities. See “—Liquidity and Capital Resources—Debt Agreements.”
Note Regarding Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income (loss) is the GAAP measure most directly comparable to EBITDA and

Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Summary—Summary Combined Financial Data.”
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2017	2016	Change
	(in thousands)
Net income (loss)	$168,501	$(60,560)	$229,061
Depreciation and amortization	81,473	41,362	40,111
Interest expense	12,636	6,126	6,510
EBITDA	$262,610	$(13,072)	$275,682
Fleet start-up costs	13,955	4,280	9,675
Asset acquisition costs	2,470	5,420	(2,950)
Loss (gain) on disposal of assets	148	(2,673)	2,821
Advisory services fees	1,545	457	1,088
Adjusted EBITDA	$280,728	$(5,588)	$286,316
EBITDA was $262.6 million for the year ended December 31, 2017 compared to $(13.1) million for the year ended December 31, 2016. Adjusted EBITDA was $280.7 million for the year ended December 31, 2017 compared to $(5.6) million for the year ended December 31, 2016. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2016	2015	Change
	(in thousands)
Net loss	$(60,560)	$(9,061)	$(51,499)
Depreciation and amortization	41,362	36,436	4,926
Interest expense	6,126	5,501	625
EBITDA	$(13,072)	$32,876	$(45,948)
Fleet start-up costs	4,280	1,044	3,236
Asset acquisition costs	5,420	—	5,420
(Gain) loss on disposal of assets	(2,673)	423	(3,096)
Bad debt reserve	—	6,424	(6,424)
Advisory services fees	457	446	11
Adjusted EBITDA	$(5,588)	$41,213	$(46,801)
EBITDA was $(13.1) million for the year ended December 31, 2016 compared to $32.9 million for the year ended December 31, 2015. Adjusted EBITDA was $(5.6) million for the year ended December 31, 2016 compared to $41.2 million for the year ended December 31, 2015. The decreases in EBITDA and Adjusted EBITDA resulted from the declines in revenue and other items described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.

Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, capital contributions from our owners and borrowings under our Credit Facilities. We expect to fund operations and organic growth with the proceeds from our IPO and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
On January 17, 2018, we completed our IPO of 14,640,755 shares of our Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by us and 300,541 shares were offered by the selling shareholder. We received approximately $220.4 million in net proceeds after deducting approximately $23.4 million of underwriting discounts and commissions and other offering costs. We did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. We used approximately $25.9 million of net proceeds from the IPO to redeem ownership in us from certain Legacy Owners (as defined below) and contributed the remaining proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of the net proceeds (i) to fully repay our outstanding borrowings and accrued interest under our ABL Credit Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of our outstanding borrowings, accrued interest and prepayment premium under our Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of our 2018 and other future capital expenditures. Our cash on hand, expected cash flow from operations and availability under our Credit Facilities are expected to be sufficient to meet the Company’s liquidity requirements for the next twelve months.
As a result of our IPO, our cash on hand increased by approximately $101.9 million to $118.2 million, with $158.2 million available for borrowings under our ABL Credit Facility as of December 31, 2017, on an adjusted basis. Going forward, we intend to finance the majority of our capital expenditures, contractual obligations and working capital needs with proceeds from the IPO and operating cash flows. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2017	2016	Change
	(in thousands)
Net cash provided by (used in) operating activities	$195,109	$(40,708)	$235,817
Net cash used in investing activities	(310,043)	(96,351)	(213,692)
Net cash provided by financing activities	119,771	148,543	(28,772)
Net increase in cash and cash equivalents	$4,837	$11,484	$(6,647)
Analysis of Cash Flow Changes Between the Years Ended December 31, 2017 and 2016
Operating Activities. Net cash provided by operating activities was $195.1 million for the year ended December 31, 2017, compared to net cash used in operating activities of $(40.7) million for the year ended December 31, 2016. The $235.8 million increase in cash from operating activities was attributable to the net impact of the increase in cash receipts for hydraulic fracturing services due to the combined effect of a 104.0% increase in average active fleets and 94.8% increase in revenue per active fleet, partially offset by the increased costs of those services and increased general and administrative expenses, and the changes in related working capital items.
Investing Activities. Net cash used in investing activities was $310.0 million for the year ended December 31, 2017, compared to $96.4 million for the year ended December 31, 2016. The $213.7 million increase in net cash used in investing activities was primarily due to the purchase of, and upgrades to, our hydraulic fracturing fleets, the acquisition of Titan Frac Services LLC, and real estate acquisitions in Texas.
Financing Activities. Net cash provided by financing activities was $119.8 million for the year ended December 31, 2017, compared to $148.5 million for the year ended December 31, 2016. The $28.8 million decrease in cash provided by financing activities was primarily due a $155.5 million decrease in member contributions, offset by a $97.1 million increase in net debt borrowings and repayments, $60.0 million in proceeds from related party bridge loans and $39.8 million in proceeds from issuance of redeemable common units. Additionally, during the year ended December 31, 2017, the Company redeemed $62.7 million of redeemable common units and paid $13.2 million in debt and equity issuance costs.
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2016	2015	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(40,708)	$6,119	$(46,827)
Net cash used in investing activities	(96,351)	(38,492)	(57,859)
Net cash provided by financing activities	148,543	21,485	127,058
Net change increase (decrease) in cash and cash equivalents	$11,484	$(10,888)	$22,372
Analysis of Cash Flow Changes Between the Years Ended December 31, 2016 and 2015
Operating Activities. Net cash used in operating activities was $40.7 million for the year ended December 31, 2016, compared to cash provided by operating activities of $6.1 million for the year ended December 31, 2015. The $46.8 million decrease in cash from operating activities was attributable to the $15.1 million inventory purchase from Sanjel Corporation in 2016, as well as the net impact of the decrease in cash receipts for hydraulic fracturing services and the increase in general and administrative expenses, which were partially offset by decreased costs of services during the year ended December 31, 2016.
Investing Activities. Net cash used in investing activities was $96.4 million for the year ended December 31, 2016, compared to $38.5 million for the year ended December 31, 2015. The $57.9 million increase in net cash used in investing activities was primarily due to expenditures related to the acquisition of Sanjel Corporation in 2016, the acquisition of two fleets from leasing companies, and increased payments for the assembly and upgrade of our hydraulic fracturing fleets. These expenditures were partially offset by $6.1 million of proceeds from the sale of assets.
Financing Activities. Net cash provided by financing activities was $148.5 million for the year ended December 31, 2016, compared to $21.5 million for the year ended December 31, 2015. The $127.1 million increase in cash provided by financing activities was primarily due to capital contributions from our owners totaling $155.5 million for the year ended December 31, 2016, partially offset by a $29.0 million change in net cash activity under our prior credit facility ("the Prior Credit Facility"). For the year ended December 31, 2016, we had a net repayment of $1.0 million under our Prior Credit Facility as compared to a net borrowing of $28.0 million for the year ended December 31, 2015.
Debt Agreements
ABL Credit Facility
On September 19, 2017, we entered into the ABL Credit Facility. Under the terms of the ABL Credit Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2017, the borrowing base was approximately $158.4 million, of which approximately $30.0 million was outstanding, excluding an outstanding letter of credit for $0.2 million, leaving $128.2 million of remaining availability. Following the completion of the IPO the Company had no borrowings outstanding. The ABL Credit Facility is collateralized by accounts receivable and inventory, and further secured by Liberty Holdings, as parent guarantor, and subsequent to the IPO by Liberty Inc., Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of Liberty Inc. The ABL Credit Facility matures on the earlier of September 19, 2022, or 90 days prior to the final maturity of the Term Loan Facility.
Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Credit Facility credit agreement. Under the terms of the ABL Credit Facility, the weighted average interest rate on borrowings was 3.50% as of December 31, 2017. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.375%-0.50%. Interest and fees (other than letter of credit fees) are payable in arrears on the first day of each month. All letter of credit fees are payable in arrears on the first business day of each month.
The ABL Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The ABL Credit Facility is not subject to financial covenants unless excess availability (as defined in the credit agreement governing the ABL Credit Facility) is less than 10% of the borrowing base or $12.5 million, whichever is greater, at which point we are required to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 for each fiscal quarter. We were in compliance with these covenants as of December 31, 2017.

Term Loan Facility
On September 19, 2017, we entered into the Term Loan Facility, which provides for a $175.0 million term loan, of which $174.6 million remained outstanding as of December 31, 2017. Following the completion of the IPO, $113.5 million remained outstanding. The Term Loan Facility is collateralized by the fixed assets of LOS and ACQI and its subsidiaries, and is further secured by Liberty Holdings, as parent guarantor, and subsequent to the IPO by Liberty Inc., Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of Liberty Inc. The Term Loan Facility matures on September 19, 2022.
Borrowings under the Term Loan Facility bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.21% as of December 31, 2017. Interest and fees are payable in arrears on the first day of each month.
The Term Loan Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The Term Loan Facility is not subject to financial covenants unless liquidity, as defined, is less than $25.0 million for at least five consecutive business days, at which point, we are required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0, for each trailing twelve month period. We were in compliance with these covenants as of December 31, 2017.
Bridge Loan
During the second quarter of 2017, ACQI entered into a pledge and security agreement and irrevocable proxy with affiliates of Riverstone, Laurel Road, LLC and Spruce Road, LLC (collectively, the “Bridge Loan Lenders”) for an aggregate principal amount totaling $60.0 million, which was evidenced by three promissory notes (collectively, the “Bridge Loan”). The Bridge Loan was to mature on October 10, 2017, unless earlier terminated in connection with an initial public offering, and provided for interest at 12% per annum.
In June 2017, in connection with our entry into an amendment to the Prior Credit Facility, the Bridge Loan and accrued interest payable of $60.8 million were assigned from the Bridge Loan Lenders to Liberty Holdings and ACQI’s obligation under the Bridge Loan was canceled in exchange for 60,761,000 Redeemable Class 2 Common Units issued to Liberty Holdings. The Class 2 Redeemable Class 2 Common Units were redeemed in connection with the entry into the Credit Facilities on September 19, 2017.
Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2017.

		Payments Due by Period
		(dollars in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
ABL Credit Facility(1)	$30,000	$—	$—	$30,000	$—
Term Loan Facility(1)	174,562	1,750	3,500	169,312	—
Estimated interest payments(2)	79,715	17,075	33,667	28,973	—
Operating lease obligations(3)	100,813	25,724	42,396	9,859	22,834
Purchase commitments(4)	551,940	245,626	287,115	19,199	—
Total	$937,030	$290,175	$366,678	$257,343	$22,834

(1)
Payments on our ABL Credit Facility and Term Loan Facility exclude interest payments. Payments are based on debt balances as of December 31, 2017. In January 2018, the Company repaid the full balance on the ABL Credit Facility and 35% of the Term Loan Facility, $113.5 million remains outstanding on the Term Loan Facility.

(2)
Estimated interest payments are based on debt balances as of December 31, 2017. Interest rates applied are based on the weighted average rate as of December 31, 2017. In January 2018, the Company repaid the full balance on the ABL Credit Facility and 35% of the Term Loan Facility, therefore actual interest due in future periods is reduced.

(3)	Operating lease obligations include payments for leased facilities, equipment and vehicles.

(4)
Purchase commitments represent payments under supply agreements for the purchase and transportation of proppants. The agreements include minimum monthly purchase commitments, including one agreement under which a shortfall fee may be applied. The shortfall fee may be offset by purchases in excess of the minimum requirement during the three months following the shortfall month.

Tax Receivable Agreements
With respect to obligations Liberty Inc. expects to incur under the Tax Receivable Agreements (except in cases where Liberty Inc. elects to terminate the Tax Receivable Agreements early, the Tax Receivable Agreements are terminated early due to certain mergers, asset sales, or other changes of control or Liberty Inc. has available cash but fails to make payments when due), generally Liberty Inc. may elect to defer payments due under the Tax Receivable Agreements if Liberty Inc. does not have available cash to satisfy its payment obligations under the Tax Receivable Agreements or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the Tax Receivable Agreements generally will accrue interest. In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, Liberty Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreements. Liberty Inc. intends to account for any amounts payable under the Tax Receivable Agreements in accordance with ASC Topic 450, Contingent Consideration. For further discussion regarding the potential acceleration of payments under the Tax Receivable Agreements and its potential impact, please read “Item 1A. Risk Factors—Risks Related to Our Class A Common Stock.” For additional information regarding the Tax Receivable Agreements, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Tax Receivable Agreements.”
Income Taxes
For U.S. federal income tax purposes, the Predecessor is treated as a partnership. As such, any liability for federal income taxes is the responsibility of the members of the Predecessor. No provision for U.S. federal income taxes has been provided in the historical financial results of the Predecessor. Following the IPO, Liberty Inc. will be subject to income tax expense on the portion of pretax income attributable to stockholders of Liberty Inc.
On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted by the U.S. government. While the enactment of the Tax Act does not have an impact on the historical financial data, our future tax liabilities may be impacted. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate tax rate from 35% to 21%; (ii) allows for 100% expensing of the costs of certain qualified property acquired after September 27, 2017 and placed in service through December 31, 2022; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.

Critical Accounting Policies and Estimates
The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.
We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our combined financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our combined financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
Revenue Recognition: Revenue from hydraulic fracturing services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract changes, our revenue and / or costs under that contract may change.
Accounts Receivable: We analyze the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case-by-case basis throughout the year. We reserve amounts based on specific identification after considering each customer’s situation, including payment patterns, current financial condition as well as general economic conditions. It is reasonably possible that our estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance.
Inventory: Inventory consists of raw materials used in the hydraulic fracturing process, such as proppants, chemicals and field service equipment maintenance parts, and is stated at the lower of cost or net realizable value, determined using the weighted average cost method. Net realizable value is determined based on our estimates of selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation, each of which require us to apply judgment.
Property and Equipment: We calculate depreciation and amortization on our assets based on the estimated useful lives and estimated salvage values that we believe are reasonable. The estimated useful lives and salvage values are subject to key assumptions such as maintenance, utilization and job variation. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology.
We incur maintenance costs on our major equipment. The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs benefit future periods, relative to our capitalization policy. Costs that either establish or increase the efficiency, productivity, functionality or life of a fixed asset are capitalized and depreciated over the remaining useful life of the asset.
Impairment of long-lived and other intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. No events or changes in circumstances occurred that would indicate a potential impairment of property and equipment during the years ended December 31, 2017 and 2016. During 2015, the significant decline in commodity prices along with other factors was deemed a triggering event, and the Company tested its long-lived assets for recoverability as of December 31, 2015. No impairment was recognized during the years ended December 31, 2017, 2016 and 2015.
Unit-based awards: Unit-based awards have been granted with a benchmark value equal to or greater than the fair market value of the award as of the date of grant. We account for unit-based awards by measuring the awards at the grant date and recognizing the grant-date fair value, if any, as an expense over the requisite service period. Since we are not publicly traded we do not have a listed price with which to calculate fair value. We have historically and consistently calculated fair value using a combination of an income approach (discounted cash flow method) and market approach (guideline public company method and merger and acquisition method). Each of these valuation approaches involves significant judgments and estimates, including estimates regarding our future operations or the determination of a comparable public company peer group. Additionally, judgment is applied in the weighting of each valuation approach. We have elected to account for forfeitures when they occur, as permitted by Accounting Standards Updated (“ASU”) 2016-09, “Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting.”
Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies - Recently Issued Accounting Standards” and Note 2, “Significant Accounting Policies—Recently Adopted Accounting Standards” to the combined financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of December 31, 2017, except for the operating leases and purchase commitments under supply agreements as disclosed above under “—Contractual Obligations.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Industry Risk
The demand, pricing and terms for hydraulic fracturing services provided by us are largely dependent upon the level of drilling activity in the U.S. oil and natural gas industry. These activity levels are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; available rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of E&P companies to raise equity capital and debt financing; and merger and divestiture activity among E&P companies.
The level of U.S. oil and natural gas drilling is volatile. Expected trends in oil and natural gas production activities may not materialize and demand for our services may not reflect the level of activity in the industry. Any prolonged and substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. A material decline in oil and natural gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest Rate Risk
At December 31, 2017, we had $204.6 million of debt outstanding, with a weighted average interest rate of 8.37%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $2.0 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report on Form 10-K beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the SEC for newly public companies.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2017, which was also identified and communicated to us by our independent registered public accounting firm. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.
The material weakness identified relates to the lack of implementation and maintenance of effective segregation of duties, including controls over journal entries, that would provide a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.
In early 2018, we began taking steps to implement controls to remediate the material weakness, including the following:

•	utilizing information technology personnel to review system authorization among users to ensure proper segregation of duties; and

•	engagement of a third party to assist in our documentation, implementation and testing of internal controls related to segregation of duties, including controls over journal entries.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Notwithstanding the material weakness discussed above, management believes, based upon the substantive work performed, that our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP and that the other information required to be disclosed by us in this Annual Report on Form 10-K is complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Set forth below are the name, age, position and description of the business experience of our executive officers and directors, as of December 31, 2017.

Name	Age	Position with Liberty Oilfield Services Inc.
Christopher A. Wright	53	Chairman of the Board and Chief Executive Officer
Michael Stock	56	Chief Financial Officer
Ron Gusek	46	President
R. Sean Elliott	43	Vice President and General Counsel
Ryan T. Gosney	45	Chief Accounting Officer
Cary D. Steinbeck (a)(b)	46	Director
N. John Lancaster, Jr.	49	Director
Brett Staffieri (b)	39	Director
William F. Kimble (a)	58	Director
Peter A. Dea (a)(b)	64	Director
Ken Babcock	61	Director
Jesal Shah	32	Director
(a) Member, Audit Committee
(b) Member, Compensation Committee

Christopher A. Wright—Chairman of the Board and Chief Executive Officer. Chris Wright has served as our Chief Executive Officer since December 2016 and as the Chief Executive Officer of Liberty Holdings since its formation in March 2011 until the IPO. He is also the Executive Chairman of Liberty Resources, an E&P company focused in the Williston Basin, and was the Chief Executive Officer from its formation in September 2010 until March 2017. Mr. Wright has also served on our board of directors since the IPO. Mr. Wright is also a director of TAS Energy Inc., Liberty Resources and Kerogen Exploration, Inc. Mr. Wright founded Pinnacle Technologies, a company that developed and commercialized tiltmeter and microseismic fracture mapping, and served as CEO of Pinnacle Technologies from 1992 to 2006. From 2000 to 2006, Mr. Wright served as Chairman of Stroud Energy, Inc., a shale natural gas producer. Mr. Wright has a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology (“MIT”) and conducted graduate work in electrical engineering at both the University of California-Berkeley and MIT. We believe that Mr. Wright’s experience leading our growth as our Chief Executive Officer and his extensive experience in the hydraulic fracturing services industry qualifies him to serve on our board of directors.
Michael Stock—Chief Financial Officer. Michael Stock has served as our Chief Financial Officer since December 2016 and as the Chief Financial Officer of Liberty Holdings from April 2012 until our IPO. Mr. Stock served as a director from December 2016 up until the IPO. Prior to joining Liberty Holdings, from 2009 to 2012, he was employed by TAS Energy Inc., an industrial energy technology company. During his tenure, he served as CFO and was a key part of the raising of equity from leading investment groups including Kleiner Perkins, Element Partners, Natural Gas Partners and Credit Suisse. From 1997 to 2009, Mr. Stock served as CFO for Pinnacle Technologies.
Ron Gusek—President. Ron Gusek has served as our President since December 2016 and as the President of Liberty Holdings from November 2016 until the IPO. Mr. Gusek served as the Vice President of Technology and Development of Liberty Holdings, from 2014 until his promotion. Prior to joining Liberty Holdings, from 2011 to 2014, Mr. Gusek served as Vice President, Corporate Engineering and Technology of Sanjel Corporation, a global energy service company. Prior to joining Sanjel Corporation, from 2009 to 2011, Mr. Gusek was Director of Engineering for Zodiac Exploration, an E&P company working in the central San Joaquin valley in California. From 2003 to 2008, Mr. Gusek was the Canadian Regional Manager of Pinnacle Technologies. Mr. Gusek has a Bachelor of Science in Mechanical Engineering from the University of Alberta.
R. Sean Elliott—Vice President and General Counsel. Sean Elliott has served as our Vice President and General Counsel since March 2017. Between September 2016 and March 2017, Mr. Elliott worked as Assistant General Counsel at USAA Real Estate Company, a real estate investment firm. Between June 2015 and September 2016, Mr. Elliott served as Counsel at Haynes and Boone, LLP, an international corporate law firm. Between November 2007 and May 2015, Mr. Elliott served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of CARBO Ceramics Inc., an oilfield services production enhancement company. Mr. Elliott has a Bachelor of Arts in Economics and Business Administration from Austin College and a Doctor in Jurisprudence degree from the University of Texas at Austin.

Ryan T. Gosney—Chief Accounting Officer. Ryan Gosney has been our Chief Accounting Officer since March 2017. Between July 2016 and February 2017, Mr. Gosney served as the Chief Accounting Officer of Vantage Energy Inc. (“Vantage”), an oil and gas exploration and production company. Prior to joining Vantage, Mr. Gosney served as Chief Financial Officer for Dorado E&P Partners, LLC, an oil and gas company, from January 2012 to January 2016. Mr. Gosney began his career as an auditor with Arthur Andersen, LLP in September 1995 where he served in increasing roles of responsibility up to Audit Manager until June 2002. Mr. Gosney has also served as Controller for Patina Oil & Gas Corporation from October 2002 to October 2005 and Delta Petroleum Corporation from October 2005 to January 2012. Mr. Gosney has a Bachelor of Business Administration from Texas Christian University.
Cary D. Steinbeck—Independent Director. Mr. Steinbeck has served on our board of directors since the IPO. Mr. Steinbeck has served on the board of managers of Liberty Holdings from October 2016 until the IPO. Mr. Steinbeck has been a Managing Director at Shea Ventures, an investment firm, since October 2014. From 2007 to 2014, Mr. Steinbeck served as a Managing Director at the Oakmont Corporation, an investment firm. Mr. Steinbeck is also a director at Liberty Resources and is a Chartered Financial Analyst® charterholder. Mr. Steinbeck has a Bachelor of Arts in Economics from the University of California, Santa Barbara, and a Master of Business Administration from the University of Southern California. We believe that Mr. Steinbeck’s experience in the private equity industry, energy sector investing experience, extensive board participation and understanding of financial markets will provide valuable insights for our company and qualify him for service on our board of directors.
N. John Lancaster, Jr.—Director. Mr. Lancaster has served on our board of directors since the IPO. Mr. Lancaster is currently a Partner at Riverstone, an energy-focused private equity firm. Prior to joining Riverstone in 2000, Mr. Lancaster was a director with The Beacon Group, LLC, a privately held firm specializing in principal investing and strategic advisory services in the energy and other industries. Prior to joining Beacon, Mr. Lancaster was a Vice President with Credit Suisse First Boston’s Natural Resources Group in Houston, Texas. Mr. Lancaster served on the board of directors of Cobalt International Energy, Inc., an exploration and production company, from May 2010 to May 2013. Mr. Lancaster has a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from Harvard Business School. Mr. Lancaster has been nominated to serve on our board of directors by Riverstone pursuant to the stockholders’ agreement. We believe Mr. Lancaster’s experience investing in the energy sector as well as his strong financial experience qualify him for service on our board of directors.
Brett Staffieri—Director. Mr. Staffieri has served our board of directors since the IPO. Mr. Staffieri has been a Managing Director at Riverstone, an energy-focused private equity firm, since 2014, and has worked at Riverstone since 2006. Mr. Staffieri has a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from The Wharton School, where he graduated with honors. Mr. Staffieri has been nominated to serve on our board of directors by Riverstone pursuant to the stockholders’ agreement. We believe that Mr. Staffieri’s extensive experience investing in the energy sector, particularly with respect to his involvement in Liberty Holdings since its founding, qualifies him for service on our board of directors.
William F. Kimble—Independent Director. Mr. Kimble has served on our board of directors since the IPO. From 2009 until his retirement in 2015, Mr. Kimble served as the Office Managing Partner for the Atlanta office and Managing Partner - Southeastern United States at KPMG LLP (“KPMG”), one of the largest audit, tax and advisory services firms in the world. Mr. Kimble was also responsible for moderating KPMG’s Audit Committee Institute and Audit Committee Chair Sessions. Until his retirement, Mr. Kimble had been with KPMG or its predecessor firm since 1986. During his tenure with KPMG, Mr. Kimble also held numerous senior leadership positions, including Global Chairman of Industrial Markets. Mr. Kimble also served as KPMG’s Energy Sector Leader for 10 years and was the executive director of KPMG’s Global Energy Institute. Mr. Kimble serves on the board of directors and the audit committee of PRGX Global, Inc. Mr. Kimble also serves on the board of directors, the special committee, and is chair of the audit committee of DCP Midstream Partners, LP. Mr. Kimble has a Bachelor of Accounting and Business Administration from Southern Methodist University. We believe that Mr. Kimble’s extensive accounting background and his experience as a director of a public company qualify him for service on our board of directors.
Peter A. Dea—Independent Director. Mr. Dea has served on our board of directors since the IPO. Mr. Dea has been the Executive Chairman of Confluence Resources LP (“Confluence”) since September 2016. Mr. Dea has served as the President and Chief Executive Officer of Cirque Resources LP (“Cirque”) since May 2007. Both Confluence and Cirque are private oil and gas companies. From November 2001 through August 2006, Mr. Dea was President and Chief Executive Officer and a director of Western Gas Resources, Inc. (“Western Gas”). Mr. Dea joined Barrett Resources Corporation (“Barrett”) in November 1993 and served as Chief Executive Officer and director from November 1999 and as Chairman from February 2000 through August 2001. Western Gas and Barrett were public oil and gas companies. Prior to that Mr. Dea served in several geologic positions with Exxon Company, U.S.A. Mr. Dea currently serves as a director of Encana Corporation. Mr. Dea has a Bachelor of Arts in Geology from Western State Colorado University and a Masters of Science in Geology from the University of Montana. Mr. Dea also attended the Harvard Business School, Advanced Management Program. We believe that Mr. Dea’s extensive oil and gas exploration and production experience and involvement in state and national energy policies qualify him for service on our board of directors.
Ken Babcock—Independent Director. Mr. Babcock has served on our board of directors since the IPO. Mr. Babcock is currently the Chief Executive Officer of Abaco Energy Technologies LLC (“Abaco”), a private Houston-based company that was formed by Riverstone in 2013 to focus on opportunities in manufacturing and services related to North American drilling, completion, and production, and associated infrastructure. Prior to joining Abaco, Mr. Babcock was the President and Chief Executive Officer of Titan Specialties, Ltd. (“Titan”), a Riverstone portfolio company, from 2008 until its sale to Hunting PLC in September 2011. Following the sale, Mr. Babcock remained at Titan until June 2012. Prior to joining Titan, from 2005 until 2008, Mr. Babcock served as President and Chief Executive Officer of International Logging, Inc. (“ILI”), also a Riverstone portfolio company, where he took a narrowly-focused mud logging company of over 300 employees to a diverse well site services organization of over 1,800 employees spread over 60 countries in a little over two years. Prior to joining ILI, Mr. Babcock was Director of Strategic Sales at Baker Hughes INTEQ and Vice President of Business Development at Noble Technology Services. Mr. Babcock began his career with EXLOG in 1980. Mr. Babcock has a Bachelor of Science in Geology from Florida State University. Mr. Babcock has been nominated to serve on our board of directors by Riverstone pursuant to the stockholders’ agreement. We believe that Mr. Babcock’s strong business leadership experience qualifies him for service on our board of directors.
Jesal Shah—Director. Mr. Shah has served on our board of directors since the IPO. Mr. Shah is a Vice President of Riverstone, an energy-focused private equity firm. Mr. Shah joined Riverstone in 2010 and returned to Riverstone in 2015 after earning a Master of Business Administration. Prior to joining Riverstone, Mr. Shah worked in the Investment Banking Division of Credit Suisse. While at Credit Suisse, Mr. Shah worked on mergers and acquisitions and capital markets financings in the global energy sector. Mr. Shah has a Bachelor of Arts in Economics and Spanish from Tufts University and a Master of Business Administration from Harvard Business School. Mr. Shah has been nominated to serve on our board of directors by Riverstone pursuant to the stockholders’ agreement. We believe that Mr. Shah’s experience investing in the energy sector qualifies him for service on our board of directors.

Status as a Controlled Company
Because the Principal Stockholders, together with affiliates of Riverstone, own approximately 59.5% of the voting power of our capital stock, we are a controlled company as of March 16, 2018 under Sarbanes-Oxley and NYSE corporate governance standards. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. As a controlled company, we are subject to rules of Sarbanes-Oxley and the NYSE that require us to have an audit committee composed entirely of independent directors. We are required to have at least two independent directors on our audit committee within 90 days of the listing date, and at least three independent directors on our audit committee within one year of the listing date. As of March 16, 2018, we have three independent directors on our audit committee.
If at any time we cease to be a controlled company, we will take all action necessary to comply with Sarbanes-Oxley and NYSE corporate governance standards, including by appointing a majority of independent directors to our board of directors and ensuring we have a nominating and corporate governance committee composed entirely of independent directors, subject to a permitted “phase-in” period.
Our board of directors consists of a single class of directors each serving one-year terms. After we cease to be a controlled company, our board of directors will be divided into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms, and such directors will be removable only for “cause.”

Composition of Our Board of Directors
Our board of directors prior to the IPO consisted of one member, Michael Stock. In connection with the IPO, we expanded our board of directors from one to eight members, Michael Stock resigned and eight new members were appointed.
In connection with the IPO, we entered into a stockholders’ agreement with the Principal Stockholders. The stockholders’ agreement provides Riverstone with the right to designate a certain number of nominees to our board of directors so long as they and their affiliates collectively beneficially own more than 10% of the outstanding shares of our Class A Common Stock.
In evaluating director candidates, we assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties of increasing the length of time necessary to change the composition of a majority of the board of directors.

Family Relationships
None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.
Director Independence
Our board of directors has determined that each of Cary D. Steinbeck, Peter A. Dea, Ken Babcock and William F. Kimble are independent within the meaning of the NYSE listing standards currently in effect and 10A-3 of the Exchange Act.

Committees of the Board of Directors
Audit Committee
Rules implemented by the NYSE and the SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to transitional relief during the one-year period following the completion of the IPO. Our audit committee currently consists of three directors, all of whom are independent under the rules of the SEC and the standards set forth by the NYSE applicable to members of an audit committee. William F. Kimble, Peter A. Dea and Cary D. Steinbeck are the members of our audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that William F. Kimble qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. The committee operates under an audit committee charter that defines the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. A current copy of the audit committee charter is posted under the Corporate Governance section of our website, which is located at www.libertyfrac.com.
Compensation Committee
While we are not currently required to do so because we are a “controlled company” within the meaning of the NYSE corporate governance standards, in early March 2018, our board of directors formed a compensation committee. Our compensation committee currently consists of three directors, Brett Staffieri, Peter A. Dea and Cary D. Steinbeck. Our compensation committee assists our board of directors in establishing salaries, incentives and other forms of compensation for officers and other employees. Our compensation committee also administers our incentive compensation and benefit plans. The committee operates under a compensation committee charter that defines the committee’s primary duties. A current copy of the compensation committee charter is posted under the Corporate Governance section of our website, which is located at www.libertyfrac.com.
The board of directors has determined that Peter A. Dea and Cary D. Steinbeck are independent under the standards set forth by the NYSE. Because we are a “controlled company” within the meaning of the NYSE corporate governance standards, we are not required to, and do not currently expect to, have a compensation committee comprised entirely of independent directors. If and when we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards, we may be required to make changes to the composition of our compensation committee so that it is comprised entirely of independent directors.
Nominating and Corporate Governance Committee
Because we are a “controlled company” within the meaning of NYSE corporate governance standards, we will not be required to, and do not currently expect to, have a nominating and corporate governance committee.
If and when we are no longer a “controlled company” within the meaning of NYSE corporate governance standards, we will be required to establish a nominating and corporate governance committee. We anticipate that such a nominating and corporate governance committee would consist of three directors who will be “independent” under the rules of the SEC. This committee would identify, evaluate and recommend qualified nominees to serve on our board of directors, develop and oversee our internal corporate governance processes and maintain a management succession plan. Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE standards.

Corporate Code of Business Conduct and Ethics
Our board of directors has adopted a Corporate Code of Business Conduct and Ethics (the “Ethics Code”) applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Any waiver of the Ethics Code may be made only by our board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. A current copy of the Ethics Code is posted under the Corporate Governance section of our website, which is located at www.libertyfrac.com.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE. A current copy of the corporate governance guidelines is posted under the Corporate Governance section of our website, which is located at www.libertyfrac.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis
We did not pay any compensation to officers or employees during the fiscal year ended December 31, 2017. However, the operations of our predecessors are being carried on by us and our subsidiaries following our initial public offering, and the executive officers of our Predecessor have been our executive officers since December 2016 or commencement of their employment if at a later date. As such, we believe that disclosure regarding our executive officers’ compensation, which was established and paid by our Predecessor, is generally appropriate and relevant to the stockholders, and as such, is disclosed in this Compensation Discussion and Analysis (“CD&A”) and the executive compensation tables and narrative that follow.
This CD&A describes our Predecessor’s practices with regard to the compensation of our named executive officers (our “Named Executive Officers”) for the fiscal year ended December 31, 2017. Our Named Executive officers for the fiscal year ended December 31, 2017 include:

Name	Title
Christopher A. Wright	Chairman of the Board and Chief Executive Officer*
Michael Stock	Chief Financial Officer*
Ron Gusek	President
R. Sean Elliott	Vice President and General Counsel
Ryan T. Gosney	Chief Accounting Officer

*In connection with our initial public offering, Mr. Stock ceased to be a member of our board of directors and Mr. Wright was appointed to our board of directors.
This CD&A is intended to provide context for the tabular disclosure provided in the executive compensation tables below and to provide investors with the material information necessary to understand our executive compensation program.

Process for Determining Compensation
The board of directors of our Predecessor was responsible for oversight of the compensation of our Chief Executive Officer, Chief Financial Officer and President during the fiscal year ended December 31, 2017, with the objective of attracting and retaining talented executives. The board of directors of our Predecessor had the authority to determine the compensation for these officers for the fiscal year ended December 31, 2017, although actual compensation determinations may have been delegated to one or more board members. The board of directors of our Predecessor considered input from our Chief Executive Officer in making determinations regarding our Predecessor’s executive compensation program and the individual compensation of these Named Executive Officers. Our Chief Executive Officer and management also provided the board of directors of our Predecessor information regarding the performance of our Company for the determination of annual bonuses.
Our Chief Executive Officer was responsible for approving, evaluating and making the final decisions concerning the compensation of our Vice President and General Counsel and our Chief Accounting Officer for the fiscal year ended December 31, 2017. Our Chief Executive Officer made these decisions with a goal of recruiting and retaining talented executives for these positions, and also considered performance of the Company in connection with the determination.

Elements of Compensation
Base Salaries
Each Named Executive Officer’s base salary is a fixed component of compensation for performing specific job duties and functions. The base salaries of the Named Executive Officers in effect for the fiscal year ended December 31, 2017 were established at a level that the board of directors of our Predecessor and our Chief Executive Officer determined was necessary to retain the individual’s services. The board of directors of our Predecessor has historically reviewed executive officers’ base salaries on an annual basis and made adjustments based upon consideration of any factors that it deems relevant. Our executive officers voluntarily reduced their base salaries for a portion of 2015 and for the full year in 2016 due to the significant downturn in our industry. On October 11, 2017, in light of the recovery in our industry and the increase in our earnings through the first three quarters of the fiscal year ended December 31, 2017, the board of directors of our Predecessor determined it was appropriate to provide for an increase in the base salaries of Messrs. Wright, Stock and Gusek, as reflected in the table below:

	For the year ended December 31,
Name	2016	2017
Christopher A. Wright	$124,313	$500,000
Michael Stock	183,921	375,000
Ron Gusek	150,820	375,000
R. Sean Elliott	N/A	350,000
Ryan T. Gosney	N/A	255,000
Annual Bonuses
Our annual bonus awards have historically been discretionary bonuses based on the net income performance of our Predecessor. Each of our Named Executive Officers received a discretionary bonus for the fiscal year ended December 31, 2017. Members of the board of directors of our Predecessor, in consultation with our Chief Executive Officer, determined that the discretionary bonuses awarded to our Chief Executive Officer, Chief Financial Officer and President for the fiscal year ended December 31, 2017 were appropriate in light of the lower annual bonuses provided in previous fiscal years, our IPO, and their efforts in managing our Predecessor through the larger industry downturn. Our Chief Executive Officer determined that the bonuses paid to our Vice President and General Counsel and our Chief Accounting Officer were appropriate given the significant efforts they played in preparing for our IPO and their contributions to enhancing our administrative processes in the legal and accounting areas, respectively.
Long-Term Incentive Compensation
We have historically offered long-term incentives to our Named Executive Officers through grants of restricted Class B Units in Liberty Holdings. These Class B Unit awards were subject to time-based vesting requirements and accelerated vesting upon the occurrence of certain terminations of employment and certain change in control events. The Class B Units were designed to provide a retention incentive and to encourage the Named Executive Officers to increase the long-term value of our Predecessor. We did not grant any Class B Units to our Named Executive Officers during the fiscal year ended December 31, 2017.
Other Compensation Elements
401(k) Plan — We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code under which employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. Matching contributions were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary.
Pension and Nonqualified Deferred Compensation — We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan.
Employment Agreements — We have not entered into any employment or severance agreements with any of our Named Executive Officers.

Actions Taken Following Fiscal Year End
Legacy Restricted Stock Plan
In connection with our reorganization and the IPO, the Class B Units in Liberty Holdings previously granted to our Named Executive Officers that remained unvested were exchanged for restricted shares of our Class A common stock granted pursuant to the Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (the “Legacy Plan”). These restricted stock awards are subject to the same vesting conditions applicable to the Class B Units immediately prior to the exchange. See below under “—Potential Payments Upon a Termination or Change in Control” for additional information regarding the circumstances that could result in accelerated vesting of these awards.
Long-Term Incentive Plan
In order to incentivize individuals providing services to us or our affiliates, our Board adopted the Liberty Oilfield Services Inc. Long Term Incentive Plan (the “LTIP”) in connection with our IPO. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards.

Board of Directors Report
Because the Company’s compensation committee is merely advisory in nature, the board of directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and, based on such review and discussions, the board of directors approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Board of Directors

Christopher A. Wright
Cary D. Steinbeck
N. John Lancaster, Jr.
Brett Staffieri
William F. Kimble
Peter A. Dea
Ken Babcock
Jesal Shah

Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to (i) our principal executive officer and our next two most highly-compensated executive officers for the fiscal years ended December 31, 2016 and 2015 and (ii) our principal executive officer, principal financial officer and our three other most highly-compensated executive officers (our “Named Executive Officers”) for the fiscal years ended December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Christopher A. Wright
(Chairman of the Board and Chief Executive Officer(1))	2017	349,890	1,590,162	—	5,722	1,945,774
	2016	124,313	—	—	—	124,313
	2015	138,124	190,896	—	—	329,020
Michael Stock
(Chief Financial Officer & Director(1))	2017	282,668	1,192,809	—	8,513	1,483,990
	2016	183,921	25,000	—	—	208,921
	2015	204,353	239,033	—	4,471	447,857
Ron Gusek
(President)	2017	242,885	1,192,809	—	7,603	1,443,297
	2016	150,820	25,000	—	—	175,820
	2015	167,574	179,275	—	3,666	350,515
R. Sean Elliott (2)
(Vice President & General Counsel)	2017	280,667	175,750	—	52,822	509,239

Ryan T. Gosney (2)
(Chief Accounting Officer)	2017	207,256	156,683	—	7,356	371,295

(1)	In connection with our initial public offering, Mr. Stock ceased to be a member of our board of directors and Mr. Wright was appointed to our board of directors.

(2)	Messrs. Elliott and Gosney joined us in March 2017, and as such, there is no compensation reported for Messrs. Elliott and Gosney for 2015 and 2016.

(3)
Amounts reported in the “Bonus” column reflect discretionary bonuses earned for service in 2017. $750 of these bonuses for each Named Executive Officer were part of year-end bonuses we paid to all our employees. The remainder of these bonuses were paid in February 2018, other than quarterly bonuses totaling $36,720, which were received by Mr. Gosney during 2017 after the end of the second and third quarters.

(4)
Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of Class B-5 Units granted to Mr. Gusek during fiscal year 2016. The Class B-5 Units represent membership interests in Liberty Holdings that are intended to constitute profits interests for federal income tax purposes. Despite the fact that the Class B-5 Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.”

(5)
For Mr. Elliott, amounts reported in the “All Other Compensation” column reflect (a) $6,387 of discretionary matching contributions made by our Predecessor to his 401(k) plan account during the fiscal year ended December 31, 2017 and (b) $46,435 of travel, lodging, and related expenses during the fiscal year ended December 31, 2017. For the other Named Executive Officers, amounts reported in the “All Other Compensation” column reflect discretionary matching contributions made by our Predecessor to each Named Executive Officer’s 401(k) plan account during the fiscal year ended December 31, 2017.

Grants of Plan-Based Awards Table
We did not grant any plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2017, which consist exclusively of Class B Units in Liberty Holdings.

Name (a)	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(4)	Option Expiration Date (4)
Christopher A. Wright	150,000	—		N/A	N/A
Michael Stock	80,000	—		N/A	N/A
Ron Gusek	37,500	12,500	(2)	N/A	N/A
	6,250	18,750	(3)	N/A	N/A
R. Sean Elliott (5)	—	—		N/A	N/A
Ryan T. Gosney (5)	—	—		N/A	N/A

(1)
The equity awards disclosed in this table are restricted Class B Units in Liberty Holdings, which are intended to be profits interests for federal income tax purposes. The Class B Units are subject to time-based vesting conditions, and each award vests 25% each year over four years following the vesting start date, subject to the Named Executive Officer’s continued employment through the applicable vesting date. The treatment of these awards upon certain terminations of employment and change in control events is described below under “—Potential Payments Upon a Termination or Change in Control.”

(2)	The restricted stock awards received in exchange for these Class B Units vested on February 20, 2018.

(3)
The restricted stock awards received in exchange for these Class B Units will vest ratably on each of October 31, 2018, October 31, 2019 and October 31, 2020, so long as Mr. Gusek remains employed through such dates.

(4)	These equity awards are not traditional options, and therefore, there is no exercise price or option expiration date associated with them.

(5)	Messrs. Elliott and Gosney did not hold any equity awards as of December 31, 2017.

Option Exercises and Stock Vested
No option or stock awards have been granted to our Named Executive Officers as of December 31, 2017. Additionally, our Named Executive Officers did not dispose of any previously granted Class B Units in Liberty Holdings during the fiscal year ended December 31, 2017.

Pension Benefits and Nonqualified Deferred Compensation
We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control
We do not currently maintain any employment agreements, severance agreements or change in control agreements with any of the Named Executive Officers.
As of December 31, 2017, Mr. Gusek was the only Named Executive Officer with unvested Class B Units in Liberty Holdings. As discussed above, these unvested Class B Units were exchanged for shares of our restricted Class A common stock in connection with our initial public offering. The restricted shares will accelerate and become 100% vested upon a “change in control,” which generally occurs upon (i) the acquisition of 50% or more of the total fair market value or total voting power of our outstanding securities, (ii) the acquisition (other than by Riverstone or its affiliates until such time as Riverstone or its affiliates holds less than 20% of the total voting power of our outstanding securities) of 30% or more of the total voting power of our outstanding securities, (iii) the replacement of a majority of our Board during any 12-month period with directors whose appointment or election is not endorsed by a majority of the Board prior to the date of the appointment or election, and (iv) a sale of 40% or more of the total gross fair market value of our assets. As of December 31, 2017, there was no value assigned to such acceleration as no monetization event had occurred.
Upon the termination of Mr. Gusek’s employment by us in circumstances which do not involve “cause” or his voluntary resignation with “good reason,” a percentage of the unvested restricted stock equal to the greater of (i) the percentage already vested at such time in accordance with the time-based vesting requirements and (ii) 50% will be deemed vested. As of December 31, 2017, there was no value assigned to such acceleration as no monetization event had occurred.
For purposes of the restricted stock awards, “cause” generally means any of the following: (A) conviction of, or plea of nolo contendere to, a felony or serious crime involving fraud, dishonesty or breach of trust; (B) gross negligence or intentional misconduct in the performance of his duties to us or our subsidiaries; (C) breach of a material obligation under the restricted unit agreement or our Predecessor’s Limited Liability Company Agreement; (D) willful dishonesty, fraud or misrepresentation intended to result in his gain or personal enrichment at the expense of us, any of our subsidiaries or our other equity holders; (E) public or consistent drunkenness or illegal use of narcotics that is reasonably likely to become materially injurious to the reputation or business of us or our subsidiaries or that is reasonably likely to impair his performance of duties to us or our subsidiaries; or (F) any other intentional conduct that materially injures us, our subsidiaries, or our reputation, including, but not limited to, knowingly participating in or allowing accounting or tax improprieties, embezzlement or theft. Certain of the actions and omissions described above are subject to a notice and cure period.
In addition, “good reason” generally means any of the following: (x) material diminution in Mr. Gusek’s responsibilities, duties or authority; (y) material diminution in Mr. Gusek’s base salary; or (z) breach by us of one of our material obligations under the restricted stock award agreement. Certain of the actions described above are subject to a notice and cure period.

Director Compensation
We did not have any non-employee directors at any time during the fiscal year ended December 31, 2017. Following our IPO, we adopted a non-employee director compensation program that is applicable to each of our non-employee directors who are not also officers or employees of us or Riverstone. Pursuant to this program, each non-employee director who is not an affiliate of Riverstone will receive the following compensation for their service on our board of directors:

•	A cash retainer of $65,000 per year, payable quarterly in arrears;

•	An additional cash retainer of $20,000 per year, payable quarterly in arrears if such non-employee director serves as the chairperson of our audit committee;

•	An additional payment of $1,500 for each board meeting attended in-person by such non-employee director; and

•	Annual equity based compensation with an aggregate grant date value of $100,000, subject to the terms of the LTIP and the award agreement pursuant to which such award is granted.
In addition, in the year in which a new non-employee director is elected to our board of directors for the first time, such director will also receive a one-time award under the LTIP with a grant date value equal to $100,000, subject to the terms and conditions of the LTIP and the award agreement pursuant to which such award is granted. The types of equity awards that will be granted to non-employee directors and any vesting conditions applicable to such awards have not yet been determined. In addition, each director will be reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our Class A Common Stock and Class B common stock as of March 16, 2018 by:

•	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities;

•	each member of our board of directors and each nominee to our board of directors;

•	the selling shareholder;

•	each of our named executive officers named in the Summary Compensation Table under “Item 11. Executive Compensation”; and

•	all of our directors and executive officers as a group.
All information with respect to beneficial ownership has been furnished by the respective 5% or more shareholders, the selling shareholder, directors or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is 950 17th Street, Suite 2400, Denver, Colorado 80202.

	Shares of commons stock beneficially owned
	Class A Common Stock		Class B Common Stock(1)		Combined Voting Power(2)
	Number	%	Number	%	Number	%
Selling Shareholder
R/C Energy IV Direct Partnership, L.P. (3)	15,259,481	21.8%	—		15,259,481	12.9%
Other 5% Shareholders
R/C IV Liberty Holdings, L.P.(4)	4,413,442	6.3%	31,368,322	65.1%	35,781,764	30.3%
Entities associated with Oakmont Corporation (5)	1,924,827	2.8%	13,680,615	28.4%	15,605,442	13.2%
Entities and persons associated with GMT Capital Corp. (6)	4,669,498	6.7%	—		4,669,498	4.0%
Concentric Equity Partners II, LP (7)	4,579,307	6.5%	—		4,579,307	3.9%
SH Ventures LOS, LLC (8)	5,215,783	7.5%	—		5,215,783	4.4%
C. Mark Pearson	653,252	0.9%	3,158,435	6.6%	3,811,687	3.2%
Directors and Named Executive Officers:
Christopher A. Wright	3,543,451	5.1%	—		3,543,451	3.0%
Michael Stock	1,499,327	2.1%	—		1,499,327	1.3%
Ron Gusek	1,311,538	1.9%	—		1,311,538	1.1%
Cary D. Steinbeck	—		—		—
N. John Lancaster, Jr.	—		—		—
Brett Staffieri	—		—		—
William F. Kimble	—		—		—
Peter A. Dea	—		—		—
Ken Babcock	58,823	0.1%	—		58,823	0.0%
Jesal Shah	—		—		—
Directors and executive officers as a group (12 persons)	6,413,139	9.2%	—		6,413,139	5.4%
Other Executive Officers:
R. Sean Elliott	—		—		—
Ryan T. Gosney	—		—		—

(1)
Under the Liberty LLC Agreement, each Liberty Unit Holder has, subject to certain limitations, the right to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be cancelled. See “Item 13. Certain Relationships and Related Person Transactions-Liberty LLC Agreement.” Beneficial ownership of Liberty LLC Units is not reflected as beneficial ownership of shares of our Class A Common Stock for which such units may be redeemed.

(2)	Represents percentage of voting power of our Class A Common Stock and Class B common stock voting together as a single class.

(3)
R/C Energy IV Direct Partnership, L.P. is an investment partnership affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P., or R/C IV. Management and control of R/C Energy IV Direct Partnership, L.P. is with its general partner, Riverstone/Carlyle Energy Partners IV, L.P., which is in turn managed and controlled by its general partner, R/C Energy GP IV, LLC, an affiliate of R/C IV. R/C Energy GP IV, LLC is managed by a management committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, James T. Hackett, N. John Lancaster, Daniel A. D’Aniello and Edward J. Mathias. As a result, each of R/C Energy GP IV, LLC and Riverstone/Carlyle Energy Partners IV, L.P. may be deemed to share beneficial ownership of the shares held of record by R/C Energy IV Direct Partnership, L.P. The business address for each of the entities and individuals other than Messrs. D’Aniello and Mathias is c/o Riverstone Holdings, 712 Fifth Avenue, 36th Floor, New York, NY 10019. The business address for each of Messrs. D’Aniello and Mathias is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 200, Washington, D.C. 20004.

(4)
R/C IV Liberty Holdings, L.P. is an investment partnership affiliated with R/C IV. Management and control of R/C IV Liberty Holdings, L.P. is with its general partner, Riverstone/Carlyle Energy Partners IV, L.P., which is in turn managed and controlled by its general partner, R/C Energy GP IV, LLC, an affiliate of R/C IV. R/C Energy GP IV, LLC is managed by a management committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, James T. Hackett, N. John Lancaster, Daniel A. D’Aniello and Edward J. Mathias. As a result, each of R/C Energy GP IV, LLC and Riverstone/Carlyle Energy Partners IV, L.P. may be deemed to share beneficial ownership of the shares held of record by R/C IV Liberty Holdings, L.P. The business address for each of the entities and individuals other than Messrs. D’Aniello and Mathias is c/o Riverstone Holdings, 712 Fifth Avenue, 36th Floor, New York, NY 10019. The business address for each of Messrs. D’Aniello and Mathias is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 200, Washington, D.C. 20004.

(5)
All shares may be deemed to be beneficially owned by Oakmont Corporation and Robert Day, who may be deemed to control Oakmont Corporation. The reporting herein of such shares shall not be construed as an admission by Oakmont Corporation or Mr. Day that either such person is the beneficial owner of such interests for purposes of Section 16 of the Securities Exchange Act of 1934 or for any other purpose. The principal business address of the Oakmont Corporation and Mr. Day is 865 S. Figueroa St., Suite 700, Los Angeles, CA 90017.

(6)
Entities and persons associated with GMT Capital Corp. are BRP Liberty, LLC, Bay Resource Partners, L.P., Bay II Resource Partners, L.P., Thomas E. Claugus, and GMT Exploration Company LLC. GMT Capital Corp. manages each of these entities, and is in turn majority owned and controlled by Thomas E. Claugus. Therefore, GMT Capital Corp. and Mr. Claugus may be deemed to share voting and dispositive power over the shares held by such entities and may also be deemed to be the beneficial owner of such shares. GMT Capital Corp. and Mr. Claugus disclaim beneficial ownership of these shares in excess of their pecuniary interest therein. The principal business address of each of GMT Capital Corp. and Mr. Claugus is 2300 Windy Ridge Parkway, Suite 550 South, Atlanta, GA 30339.

(7)	The general partner of Concentric Equity Partners II, LP is CEP-FIC GP, LP. The principal business address of CEP-FIC GP, LP is 50 E. Washington St. Suite 400, Chicago, Illinois 60602.

(8)	The principal business address of SH Ventures LOS, LLC is 655 Brea Canyon Road, Walnut, California 91789.

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2017, we did not maintain an equity compensation plan and none of our securities were available for issuance under an equity compensation plan. While we adopted the Legacy Plan and the LTIP in connection with our IPO, these plans were not outstanding as of December 31, 2017. Accordingly, no equity compensation plan information table is provided.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following discussion is a brief summary of certain material arrangements, agreements and transactions we have with related parties. It does not include all of the provisions of our material arrangements, agreements and transactions with related parties, does not purport to be complete and is qualified in its entirety by reference to the arrangements, agreements and transactions described.
IPO-Related Agreements
In connection with our Corporate Reorganization, we engaged in transactions with affiliates, such as Liberty LLC, and our Legacy Owners and entered into the agreements detailed herein. See also “Item 1. Business—Initial Public Offering and Reorganization Transactions” for a description of these transactions.

Liberty LLC Agreement
We entered into the Liberty LLC Agreement in connection with the closing of the IPO, which provides for limitations on the ability of Liberty Unit Holders to transfer their Liberty LLC Units and provides Liberty Inc., as managing member of Liberty LLC, with the right to impose restrictions (in addition to those already in place) on the ability of Liberty Unit Holders to redeem their Liberty LLC Units pursuant to the Redemption Right to the extent Liberty Inc. believes it is necessary to ensure that Liberty LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
Redemption Rights
Under the Liberty LLC Agreement, each Liberty Unit Holder has, subject to certain limitations, the right to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Liberty Inc. (instead of Liberty LLC) will have the right to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder for, at its election, (x) one share of Class A Common Stock or (y) an equivalent amount of cash. In addition, upon a change of control of Liberty Inc., Liberty Inc. has the right to require each holder of Liberty LLC Units (other than Liberty Inc.) to exercise its Redemption Right with respect to some or all of such unit holder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be cancelled. As the Liberty Unit Holders redeem their Liberty LLC Units, our membership interest in Liberty LLC will be correspondingly increased, the number of shares of Class A Common Stock outstanding will be increased, and the number of shares of Class B Common Stock outstanding will be reduced.
Distributions and Allocations
Under the Liberty LLC Agreement, Liberty Inc. has the right to determine when distributions will be made to the holders of Liberty LLC Units and the amount of any such distributions. If Liberty Inc. authorizes a distribution, such distribution will be made to the holders of Liberty LLC Units generally on a pro rata basis in accordance with their respective percentage ownership of Liberty LLC Units.
Liberty LLC will allocate its net income or net loss for each year to the holders of Liberty LLC Units pursuant to the terms of the Liberty LLC Agreement, and the holders of Liberty LLC Units, including Liberty Inc., will generally incur U.S. federal, state and local income taxes on their share of any taxable income of Liberty LLC. Net income and losses of Liberty LLC generally will be allocated to the holders of Liberty LLC Units on a pro rata basis in accordance with their respective percentage ownership of Liberty LLC Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent Liberty LLC has available cash and subject to the terms of any future debt instruments, Liberty Inc. intends to cause Liberty LLC to make (i) generally pro rata distributions to the holders of Liberty LLC Units, including Liberty Inc., in an amount sufficient to allow Liberty Inc. to pay its taxes and to allow it to make payments under the Tax Receivable Agreements, (ii) tax advances, which will be repaid upon exercise of the Redemption Right or the Call Right, as applicable, in an amount sufficient to allow each of the Liberty Unit Holders to pay its respective taxes on such holder’s allocable share of Liberty LLC’s taxable income after taking into account certain other distributions or payments received by the Liberty Unit Holders from Liberty LLC or Liberty Inc., and (iii) non-pro rata payments to Liberty Inc. to reimburse it for its corporate and other overhead expenses.
Issuance of Equity
The Liberty LLC Agreement provides that, except as otherwise determined by us, at any time Liberty Inc. issues a share of its Class A Common Stock or any other equity security, the net proceeds received by Liberty Inc. with respect to such issuance, if any, shall be concurrently invested in Liberty LLC, and Liberty LLC shall issue to Liberty Inc. one Liberty LLC

Unit or other economically equivalent equity interest. Conversely, if at any time, any shares of Liberty Inc.’s Class A Common Stock are redeemed, repurchased or otherwise acquired, Liberty LLC shall redeem, repurchase or otherwise acquire an equal number of Liberty LLC Units held by Liberty Inc., upon the same terms and for the same price, as the shares of our Class A Common Stock are redeemed, repurchased or otherwise acquired.
Competition
Under the Liberty LLC Agreement, the members have agreed that the Riverstone and its affiliates will be permitted to engage in business activities or invest in or acquire businesses which may compete with our business or do business with our customers.
Dissolution
Liberty LLC will be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) an election by us to dissolve the company. Upon dissolution, Liberty LLC will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including to the extent permitted by law, creditors who are members) in satisfaction of the liabilities of Liberty LLC, (b) second, to establish cash reserves for contingent or unforeseen liabilities and (c) third, to the members in proportion to the number of Liberty LLC Units owned by each of them.
Tax Receivable Agreements
As described in “Item 1. Business—Initial Public Offering and Reorganization Transaction,” Liberty Inc. acquired Liberty LLC Units from certain of the Liberty Unit Holders in exchange for cash. In addition, the Liberty Unit Holders may redeem their Liberty LLC Units for shares of Class A Common Stock or cash, as applicable, in the future pursuant to the Redemption Right or the Call Right. Liberty LLC intends to make for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Code that will be effective for this taxable year (year of the IPO) and each taxable year in which a redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right occurs. Pursuant to the Section 754 election, our acquisition (or deemed acquisition for U.S. federal income tax purposes) of Liberty LLC Units for cash as a part of the Corporate Reorganization and redemptions of Liberty LLC Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Liberty LLC. These adjustments will be allocated to Liberty Inc. Such adjustments to the tax basis of the tangible and intangible assets of Liberty LLC would not have been available to Liberty Inc. absent its acquisition or deemed acquisition of Liberty LLC Units as a part of the Corporate Reorganization or pursuant to the exercise of the Redemption Right or the Call Right. The anticipated basis adjustments are expected to increase (for U.S. federal income tax purposes) Liberty Inc.’s depreciation, depletion and amortization deductions and may also decrease Liberty Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Liberty Inc. would otherwise be required to pay in the future.
In connection with the IPO, Liberty Inc. entered into two Tax Receivable Agreements with the TRA Holders. The first of the Tax Receivable Agreements, which Liberty Inc. entered into with the Liberty Unit Holders, generally provides for the payment by Liberty Inc. to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Liberty Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Liberty Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or Liberty Inc.’s Call Right and (ii) imputed interest deemed to be paid by Liberty Inc. as a result of, and additional tax basis arising from, any payments Liberty Inc. makes under such Tax Receivable Agreement. The second of the Tax Receivable Agreements, which Liberty Inc. entered into with the selling shareholder, generally provides for the payment by Liberty Inc. to such TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Liberty Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of, as applicable to such TRA Holder, (i) any net operating losses available to Liberty Inc. as a result of the Corporate Reorganization and (ii) imputed interest deemed to be paid by Liberty Inc. as a result of any payments Liberty Inc. makes under such Tax Receivable Agreement. For further discussion regarding the potential acceleration of payments under the Tax Receivable Agreements and its potential impact, please read “Risk Factors—Risks Related to Our Class A Common Stock.”
As described in “Item 1. Business—Initial Public Offering and Reorganization Transaction,” Liberty Inc. acquired Liberty LLC Units from certain of the Liberty Unit Holders in exchange for cash. In addition, the Liberty Unit Holders may redeem their Liberty LLC Units for shares of Class A Common Stock or cash, as applicable, in the future pursuant to the Redemption Right or our Call Right.

The Tax Receivable Agreements are incorporated by reference to the Current Report on Form 8-K, filed on January 18, 2018.
Stockholders’ Agreement
We are party to a stockholders’ agreement with the Principal Stockholders. Among other things, the stockholders’ agreement provides the right to designate nominees to our board of directors as follows:

•
so long as Riverstone and its affiliates collectively own at least 35% of our Class A Common Stock, Riverstone can designate up to five nominees to our board of directors, with the board size decreasing by one director when Riverstone and its affiliates no longer own at least 35% of our Class A Common Stock;

•	so long as Riverstone and its affiliates collectively own at least 30% of our Class A Common Stock, Riverstone can designate up to four nominees to our board of directors;

•
so long as Riverstone and its affiliates collectively own at least 20% of our Class A Common Stock but less than 30% of our Class A Common Stock, Riverstone can designate up to two nominees to our board of directors; and

•
so long as Riverstone and its affiliates collectively own at least 10% of our Class A Common Stock but less than 20% of our Class A common stock, Riverstone can designate up to one nominee to our board of directors.

Pursuant to the stockholders’ agreement we and the Principal Stockholders will be required to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election of the nominees designated by Riverstone. At any time the members of our board of directors are allocated among separate classes of directors, (i) the directors designated by Riverstone pursuant to the stockholders’ agreement will be in different classes of directors to the extent practicable and (ii) Riverstone will be permitted to designate the class or classes to which each such director will be allocated. Riverstone will be entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of such director’s term. Riverstone has the right to nominate another member to our board of directors.
In addition, the stockholders’ agreement provides that for so long as the Principal Stockholders and their affiliates own at least 20% of the outstanding shares of our Class A Common Stock, Riverstone will have the right to cause any committee of our board of directors to include in its membership at least one director designated by Riverstone, except to the extent that such membership would violate applicable securities laws or stock exchange rules. The rights granted to Riverstone to designate directors are additive to and not intended to limit in any way the rights that Riverstone or any of its affiliates may have to nominate, elect or remove our directors under our certificate of incorporation, bylaws or the DGCL.
Furthermore, so long as Riverstone and its affiliates collectively own at least 20% of the outstanding shares of Class A Common Stock, we have agreed not to take, and will take all necessary action to cause our subsidiaries not to take, the following direct or indirect actions (or enter into an agreement to take such actions) without the prior consent of Riverstone:

•	any material change, through any acquisition, disposition of assets or otherwise, in the nature of our business or operations and our subsidiaries as of the date of the stockholders’ agreement;

•	hiring or terminating our chief executive officer or the chief financial officer and their respective successors;

•
any transaction that, if consummated, would constitute a Change of Control (as defined in the stockholders’ agreement) or entering into any definitive agreement or series of related agreements that govern any transaction or series of related transactions that, if consummated, would result in a Change of Control;

•
entering into any agreement providing for certain acquisitions or dispositions, in each such case, involving consideration payable or receivable by us or any of our subsidiaries in excess of $100 million in the aggregate in any single transaction or series of related transactions during any 12-month period;

•
any incurrence by us or any of our subsidiaries of indebtedness for borrowed money (including through capital leases, the issuance of debt securities or the guarantee of indebtedness of another Person) in excess of $100 million in the aggregate in any single transaction or series of related transactions during any 12-month period;

•	any issuance or series of related issuances of equity securities by us or any of our subsidiaries for an aggregate consideration in excess of $100 million;

•
any payment or declaration of any dividend or other distribution of any shares of Class A Common Stock or entering into any recapitalization transaction the primary purpose of which is to pay a dividend;

•	any increase or decrease in the size of our board of directors, committees of the board of directors, and board and committees of our subsidiaries;

•	settling any litigation to which we or any of our subsidiaries is a party involving the payment by us or any of our subsidiaries of an aggregate amount equal to or greater than $25 million;

•
entering into any joint venture or similar business alliance involving investment, contribution or disposition by us or any of our subsidiaries of assets (including stock of subsidiaries) having an aggregate fair market value in excess of $100 million, other than transactions solely between and among us and our wholly owned subsidiaries; and

•
any amendment, modification or waiver of our certificate of incorporation, bylaws or any other governing document following the date of the stockholders’ agreement that (i) causes the number of board of director seats to be less than or greater than nine (although the current size of the board of directors, as ratified by the Riverstone directors, is eight) or (ii) materially and adversely affects any Principal Stockholder.

Registration Rights Agreement
In connection with the closing of the IPO, we entered into a registration rights agreement with the Legacy Owners. The agreement contains provisions by which we agree to register under the federal securities laws the offer and resale of shares of our Class A Common Stock by the Legacy Owners or certain of their affiliates or permitted transferees under the registration rights agreement. These registration rights will be subject to certain conditions and limitations. We will generally be obligated to pay all registration expenses in connection with these registration obligations, regardless of whether a registration statement is filed or becomes effective.

Historical Transactions with Affiliates
Advisory Services Agreement
Liberty Holdings entered into an advisory agreement, dated December 30, 2011, with Riverstone, in which Riverstone agreed to provide certain administrative advisory services to us. The service fees incurred to Riverstone, and reflected in the financials of our accounting predecessor, for the years ended December 31, 2017, 2016 and 2015 were approximately $1.5 million, $0.5 million and $0.4 million, respectively and accrued as of December 31, 2017 and 2016 were $2.0 million and $0.5 million, respectively. We do not expect to incur future expense under this agreement.
Transactions with Liberty Resources
In September 2011, Liberty Resources entered into a services agreement (the “Services Agreement”) with LOS whereby Liberty Resources is to provide certain administrative support functions to Liberty Services. Liberty Resources also entered into a master service agreement with Liberty Services whereby LOS provides hydraulic fracturing service to Liberty Resources at market service rates. The amount incurred under the Services Agreement by LOS during the years ended December 31, 2017, 2016 and 2015 was approximately $0, $0.1 million and $0.2 million, respectively, and there were no outstanding balances for the respective periods. The amounts related to the provision of hydraulic fracturing services to Liberty Resources under the master services agreement for the years ended December 31, 2017, 2016 and 2015 were approximately $24.7 million, $13.1 million and $28.8 million, respectively. Amounts reflected in accounts receivable from Liberty Resources were $4.0 million and $0 and of December 31, 2017 and 2016, respectively, and $0.1 million and $2.5 million in unbilled revenue as of December 31, 2017 and 2016, respectively.
Services to Zavanna, LLC
LOS provided hydraulic fracturing services under a standard master services agreement at market rates to Zavanna, LLC, an E&P company that partially owned one of Liberty Holdings’ investors through October 2016. For the years ended December 31, 2016 and 2015, LOS derived revenue of approximately $4.8 million and $42.3 million, respectively. Amounts due from Zavanna as of December 31, 2016 and 2015 were $4.8 million and $0.5 million, respectively, and as of and for the year ended December 31, 2017, Zavanna is no longer an affiliate.
PropX
During 2016, Liberty Holdings committed to make an investment and become a non-controlling minority member in Proppant Express Investments, LLC, (“PropX Investments”) the owner of PropX, a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX at market rates. Receivables from PropX as of December 31, 2017 and 2016 were $0 and $0.2 million, respectively. For the year ended December 31, 2017 the Company purchased and leased proppant logistics equipment of $13.5 million and $2.2 million. Payables to PropX as of December 31, 2017 and 2016 were $0.7 million and $0, respectively.

Bridge Loan
During the second quarter of 2017, ACQI entered into the Bridge Loan with the Bridge Loan Lenders. The Bridge Loan was to mature on October 10, 2017, unless earlier terminated in connection with an initial public offering, and provided for interest at 12% per annum. In June 2017, in connection with our entry into an amendment to our Prior Credit Facility, the Bridge Loan and accrued interest payable of $60.8 million were assigned from the Bridge Loan Lenders to Liberty Holdings and ACQI’s obligation under the Bridge Loan was canceled in exchange for 60,761,000 Redeemable Class 2 Common Units issued to Liberty Holdings. The Redeemable Class 2 Common Units were redeemed by ACQI on September 19, 2017 for, including accrued return, $62.7 million.
Conflicts of Interest
The related party transactions described above may cause certain conflicts of interests, including that:

•	we may enter into contracts between us, on the one hand, and related parties, on the other, that are not as a result of arm’s-length transactions;

•
our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and

•
our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.

For example, Christopher Wright, our Chief Executive Officer, is the Executive Chairman of Liberty Resources LLC, a position which may require a significant portion of his time and which may cause conflicts of interest in pursuing business opportunities of which he becomes aware. Furthermore, our governing documents provide that Riverstone and its respective affiliates (including portfolio investments of its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. Riverstone or its respective affiliates may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, Riverstone or its respective affiliates may dispose of oil and gas service or other assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. Please see “Item 1A. Risk Factors—Risks Related to Our Business—We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us,” “Item 1A. Risk Factors—Risks Related to Our Class A Common Stock—Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities” and “Item 1A. Risk Factors—Risks Related to Our Class A Common Stock—Riverstone and its respective affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable Riverstone to benefit from corporate opportunities that might otherwise be available to us.”
Policies and Procedures for Review of Related Party Transactions
A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5.0% of our Class A Common Stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of our Class A Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of our Class A common stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.

Our board of directors adopted a written related party transactions policy in connection with the IPO. Pursuant to this policy, our audit committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Furthermore, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Item 14. Principal Accountant Fees and Services
Audit Fees
The following table summarizes fees paid or accrued to our independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit fees (1)	$1,124,792	$805,713
Audit-related fees (2)	1,381,930	706,026
Tax fees (3)	601,245	—
All other fees (4)	—	—
Total	$3,107,967	$1,511,739

(1)
Consists of fees for professional services rendered for the audits of our consolidated financial statements for fiscal years 2017 and 2016 included in our Annual Report on Form 10-K and Registration Statement on Form S-1.

(2)	Consists of fees billed for assurance and related services, primarily related to the IPO.

(3)	Consists of fees for professional services rend by our principal accountant for tax compliance, tax advice, and tax planning.

(4)	Consists of fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

Liberty Oilfield Services Inc.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2017 and 2016
Notes to Balance Sheets

Liberty Oilfield Services LLC Predecessor
Reports of Independent Registered Public Accounting Firms
Combined Balance Sheets as of December 31, 2017 and 2016
Combined Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Combined Statements of Changes in Member Equity for the Years Ended December 31, 2017, 2016 and 2015
Combined Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Combined Financial Statements

(a)(3) Exhibits
The Exhibits listed in the Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description

1.1
Underwriting Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C Energy IV Direct Partnership, L.P., Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (2)

2.1
Master Reorganization Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services New HoldCo LLC, and the other parties named therein (2)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (3)

4.1
Stockholder Agreement, dated as of January 17, 2018, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P., and other parties names therein (2)

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties names therein (2)

10.4	Registration Rights Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc. and the other parties named therein (2)

10.5	Liberty Oilfield Services Inc. Long Term Incentive Plan (2)†

10.6	Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (2)†

10.7	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Legacy Restricted Stock Plan (1)†

10.8
Credit Agreement, dated September  19, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, as Book Runner, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents, the lender parties thereto, Liberty Oilfield Services Holdings LLC, as Parent and Liberty Oilfield Services LLC and LOS Acquisition Co I LLC, each as a Borrower (1)

10.9
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto *

10.10
Second Amendment and Parent Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto *

10.11
Credit Agreement, dated September 19, 2017, by and among Liberty Oilfield Services LLC and LOS Acquisition CO I LLC, each as a Borrower, Liberty Oilfield Services Holdings LLC, as Parent Guarantor and U.S. Bank National Association as Agent (1)

10.12
Amendment and Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto *

10.13
Second Amendment and Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto *

10.14	Indemnification Agreement (Christopher A. Wright) (2)†

10.15	Indemnification Agreement (Michael Stock) (2)†

10.16	Indemnification Agreement (Ron Gusek) (2)†

10.17	Indemnification Agreement (Brett Staffieri) (2)†

10.18	Indemnification Agreement (N. John Lancaster Jr.) (2)†

10.19	Indemnification Agreement (Cary D. Steinbeck) (2)†

10.20	Indemnification Agreement (Peter A. Dea) (2)†

10.21	Indemnification Agreement (William F. Kimble) (2)†

10.22	Indemnification Agreement (Ken Babcock) (2)†

10.23	Indemnification Agreement (Jesal Shah) (2)†

10.24	Indemnification Agreement (R. Sean Elliot) (2)†

10.25	Indemnification Agreement (Ryan T. Gosney) (2)†

21.1	List of subsidiaries of Liberty Oilfield Services Inc. *

23.1	Consent of Deloitte & Touche LLP *

23.2	Consent of Deloitte & Touche LLP *

23.3	Consent of EKS&H LLLP *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY OILFIELD SERVICES INC. /s/ Christopher A. Wright
Date:	March 23, 2018	By:	Christopher A. Wright Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher A. Wright	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2018
Christopher A. Wright

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	March 23, 2018
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer	March 23, 2018
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Cary D. Steinbeck	Director	March 23, 2018
Cary D. Steinbeck

/s/ N. John Lancaster, Jr.	Director	March 23, 2018
N. John Lancaster, Jr.

/s/ Brett Staffieri	Director	March 23, 2018
Brett Staffieri

/s/ William F. Kimble	Director	March 23, 2018
William F. Kimble

/s/ Peter A. Dea	Director	March 23, 2018
Peter A. Dea

/s/ Ken Babcock	Director	March 23, 2018
Ken Babcock

/s/ Jesal Shah	Director	March 23, 2018
Jesal Shah

Liberty Oilfield Services LLC, Predecessor
Reports of Independent Registered Public Accounting Firms	F- 5
Combined Balance Sheets as of December 31, 2017 and 2016	F- 7
Combined Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F- 8
Combined Statements of Changes in Member Equity for the Years Ended December 31, 2017, 2016 and 2015	F- 9
Combined Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F- 10
Notes to Combined Financial Statements	F- 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Liberty Oilfield Services Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Liberty Oilfield Services Inc. (the “Company”) as of December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 23, 2018

We have served as the Company’s auditor since 2016.

LIBERTY OILFIELD SERVICES INC.
Balance Sheets
As of December 31, 2017 and 2016

	2017	2016
Assets
Total assets	$—	$—
Liabilities and Stockholder’s Equity
Commitments and contingencies
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	$10	$10
Contribution receivable from parent	(10)	(10)
Total liabilities and stockholder’s equity	$—	$—
See accompanying Notes to Balance Sheets.

LIBERTY OILFIELD SERVICES INC.
Notes to Balance Sheets
As of December 31, 2017 and 2016

Note 1-Organization and Operations
Liberty Oilfield Services Inc. (the “Company”) is a Delaware corporation, incorporated on December 21, 2016. Following an initial public offering (“IPO”) and related reorganization transactions, the Company is a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries. The Company has no prior operating activities.
On January 17, 2018, the Company completed its IPO of 14,640,755 shares of its Class A common stock, par value $0.01 per share (the “Class A Common Stock”) at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by the Company and 300,541 shares were offered by the selling shareholder. The Company received approximately $220.4 million in net proceeds after deducting approximately $23.4 million of underwriting discounts and commissions and other offering costs. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. Immediately prior to the IPO, Liberty Oilfield Services Holdings LLC contributed all of its assets to Liberty LLC, including the sole ownership of Liberty Oilfield Services LLC and LOS Acquisition Co I LLC (collectively, the “Predecessor”). The Company used $25.9 million of net proceeds to redeem ownership interests in Liberty LLC from then-existing owners of Liberty LLC (the “Legacy Owners”) and contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of the net proceeds from the IPO (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Credit Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures. The Company issued 1,258,514 unvested shares of restricted stock under the Liberty Oilfield Services Inc. Legacy Restricted Stock Plan. The shares vest over the same remaining vesting period associated with each unvested Legacy Unit (defined herein), ranging up to three years. As a result of the IPO, there are 69,975,174 shares of Class A Common Stock and 48,207,372 shares of Class B Common Stock issued and outstanding as of March 16, 2018, and the Company owns a 59.2% interest in Liberty LLC.
Note 2-Summary of Significant Accounting Policies
Basis of Presentation
The Company’s balance sheets as of December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of operations, cash flows, and changes in stockholder’s equity and comprehensive income have not been presented because this entity has no operations to date.
Underwriting Commissions and Offering Costs
Underwriting commissions and offering costs incurred in connection with the Company’s common share offerings will be reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs are not recorded in the Company’s balance sheets because such costs are not the Company’s liability until the Company completes an IPO.
Organizational Costs
Organizational costs are not recorded in the Company’s balance sheets because such costs are not the Company’s liability until the Company completes an IPO. Thereafter, costs incurred to organize the Company are expensed as incurred.
Note 3-Stockholder’s Equity
The Company is authorized to issue 1,000 shares of common stock with a par value $0.01 per share. Under the Company’s certificate of incorporation in effect as of December 21, 2016, all shares of common stock are identical.
Note 4-Commitments and Contingencies
As of the date of these balance sheets, the Company has no outstanding commitments and contingencies.

LIBERTY OILFIELD SERVICES INC.
Notes to Balance Sheets
As of December 31, 2017 and 2016

Note 5-Subsequent Events
On January 17, 2018, the Company entered into amendments and joinders to both its ABL Facility and Term Loan Facility credit agreements (as discussed herein), whereby the Company became a parent guarantor to the debt agreements of the Predecessor.
The Company has evaluated subsequent events through the date of this report. There were no significant subsequent events requiring disclosure or recognition other than those disclosed in these notes to the balance sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Liberty Oilfield Services Inc.

Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of Liberty Oilfield Services LLC, Predecessor (the "Company") as of December 31, 2017 and 2016, the related combined statements of operations, changes in member’s equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 23, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
the Member of Liberty Oilfield Services LLC

We have audited the accompanying balance sheet of Liberty Oilfield Services LLC (the “Company”) as of December 31, 2015, and the related statements of operations, changes in member’s equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Oilfield Services LLC as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

January 9, 2017

Denver, Colorado

LIBERTY OILFIELD SERVICES LLC, PREDECESSOR
Combined Balance Sheets
As of December 31, 2017 and 2016
(Dollars in thousands)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,321	$11,484
Accounts receivable—trade, net of allowance for uncollectible accounts of $0 and $497, respectively	195,961	94,749
Accounts receivable—related party	3,984	5,017
Unbilled revenue	58,784	26,307
Unbilled revenue—related party	59	2,487
Inventories	55,524	28,144
Prepaids and other current assets	21,396	5,903
Total current assets	352,029	174,091
Property and equipment, net	494,776	277,355
Other assets	5,298	399
Total assets	$852,103	$451,845
Liabilities and Member Equity
Current liabilities:
Accounts payable	$66,846	$42,862
Accrued liabilities:
Accrued vendor invoices	78,646	50,796
Operational accruals	32,208	17,392
Accrued salaries and benefits	24,990	3,893
Deferred revenue	9,231	—
Accrued interest and other	6,573	3,550
Accrued liabilities—related party	2,000	456
Current portion of capital lease obligations	—	119
Current portion of long-term debt, net of discount of $1,739 and $273, respectively	11	12,727
Total current liabilities	220,505	131,795
Long-term debt, net of discount of $6,466 and $922, respectively, less current portion	196,346	91,078
Total liabilities	416,851	222,873
Commitments & contingencies (Note 14)
Redeemable common units	42,486	—
Member equity	392,766	228,972
Total liabilities and member equity	$852,103	$451,845
See Notes to Combined Financial Statements.

LIBERTY OILFIELD SERVICES LLC, PREDECESSOR
Combined Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Revenue:
Revenue	$1,465,133	$356,890	$384,330
Revenue—related parties	24,722	17,883	71,074
Total revenue	1,489,855	374,773	455,404
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,147,008	354,729	393,340
General and administrative	80,089	35,789	28,765
Depreciation and amortization	81,473	41,362	36,436
Loss (gain) on disposal of assets	148	(2,673)	423
Total operating costs and expenses	1,308,718	429,207	458,964
Operating income (loss)	181,137	(54,434)	(3,560)
Other expense:
Interest expense	(11,875)	(6,126)	(5,501)
Interest expense—related party	(761)	—	—
Total interest expense	(12,636)	(6,126)	(5,501)
Net income (loss)	$168,501	$(60,560)	$(9,061)
See Notes to Combined Financial Statements.

LIBERTY OILFIELD SERVICES LLC, PREDECESSOR
Combined Statements of Changes in Member Equity
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

Member Equity
Balance—January 1, 2015	143,112
Net loss	(9,061)
Balance—December 31, 2015	$134,051
Member contributions	155,481
Net loss	(60,560)
Balance—December 31, 2016	228,972
Return on redeemable common units	(4,707)
Net income	168,501
Balance—December 31, 2017	$392,766
See Notes to Combined Financial Statements.

LIBERTY OILFIELD SERVICES LLC, PREDECESSOR
Combined Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$168,501	$(60,560)	$(9,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,473	41,362	36,436
Loss (gain) on disposal of assets	148	(2,673)	423
Bad debt provision			6,424
Amortization of debt issuance costs	2,311	630	514
Inventory reserve	259	—	5,508
Changes in operating assets and liabilities:
Accounts receivable	(101,212)	(14,716)	(16,848)
Accounts receivable—related party	1,032	(1,762)	22,734
Unbilled revenue	(32,477)	(26,307)	5,714
Unbilled revenue—related party	2,428	(180)	(2,307)
Inventories	(27,639)	(11,687)	3,729
Prepaids and other current assets	(12,611)	(3,388)	(109)
Accounts payable and accrued liabilities	111,352	38,563	(47,028)
Accounts payable and accrued liabilities—related party	1,544	10	(10)
Net cash provided by (used in) operating activities	195,109	(40,708)	6,119
Cash flows from investing activities:
Capital expenditures	(311,794)	(102,428)	(38,492)
Proceeds from disposal of assets	1,751	6,077	—
Net cash used in investing activities	(310,043)	(96,351)	(38,492)
Cash flows from financing activities:
Proceeds from borrowings on term loan, net of discount	171,500	—	40,000
Repayments of borrowings on term loan	(57,438)	(49,000)	(12,000)
Proceeds from borrowings on line-of-credit	140,559	84,700	40,000
Repayments of borrowings on line-of-credit	(158,559)	(36,700)	(40,000)
Proceeds from related party bridge loans	60,000	—	—
Payments on capital lease obligations	(119)	(5,525)	(6,465)
Payments of debt issuance costs	(9,036)	(413)	(50)
Proceeds from issuance of redeemable common units	39,794	—	—
Payments for redemption of redeemable common units	(62,739)	—	—
Member contributions	—	155,481	—
Payment of deferred equity offering costs	(4,191)	—	—
Net cash provided by financing activities	119,771	148,543	21,485
Net increase in cash and cash equivalents	4,837	11,484	(10,888)
Cash and cash equivalents—beginning of period	11,484	—	10,888
Cash and cash equivalents—end of period	$16,321	$11,484	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,766	$4,725	$5,026
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$18,687	$29,688	$2,000
Related party bridge loans exchanged for Redeemable Class 2 Common Units	$60,679	$—	$—
See Notes to Combined Financial Statements.

Note 1—Organization and Basis of Presentation
Liberty Oilfield Services LLC, Predecessor (the “Company” or “Predecessor”) includes the combined assets, liabilities, member equity, and results of operations of Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition Co I LLC and its subsidiaries (“ACQI”), which includes Titan Frac Services LLC (“Titan”), LOS Odessa RE Investments, LLC (“Odessa”) and LOS Cibolo RE Investments, LLC (“Cibolo”). The Company is a multi-basin provider of hydraulic fracturing services, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming and Texas. As of December 31, 2017 LOS and ACQI were both wholly-owned subsidiaries of Liberty Oilfield Services Holdings LLC (the “Parent” or “Liberty Holdings”).
Liberty Oilfield Services Inc. (“Liberty Inc.”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization in conjunction with a planned initial public offering (“IPO”). On January 17, 2018, Liberty Inc. completed its initial IPO of 14,640,755 shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by Liberty Inc. and 300,541 were offered by the selling shareholder. Immediately prior to the completion of the IPO, Liberty Holdings contributed all of its assets to Liberty LLC in exchange for equity interests in Liberty LLC and then liquidated, distributing to Liberty Holdings’ then-existing owners’ equity interests in Liberty LLC that were equivalent to the interests in Liberty Holdings held by each such member. Liberty Inc. used $25,851 of net proceeds to redeem ownership interests in Liberty LLC from then-existing owners of Liberty LLC (the “Legacy Owners”). Liberty Inc. contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Credit Facility (as defined herein), totaling approximately $30,088, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62,524 and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures. Following the IPO the Company is wholly owned by Liberty LLC.
The accompanying combined financial statements and related notes present the combined financial position, results of operations, cash flows, and member equity of the Predecessor. All intercompany amounts have been eliminated in the presentation of these combined financial statements. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented. The combined financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The combined financial statements may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. In the opinion of management, the adjustments necessary for a fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been made.
The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing services.
Note 2-Significant Accounting Policies
Use of Estimates
The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The combined financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to the collectability of accounts receivable and estimates of allowance for doubtful accounts, the useful lives and salvage values of long-lived assets, future cash flows associated with long-lived assets, net realizable value of inventory, and equity unit valuation. These estimates may be adjusted as more current information becomes available.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it has banking relationships. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.
Accounts Receivable
The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case-by-case basis throughout the year. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables, the current receivables aging and current payment patterns. The Company reserves amounts based on specific identification. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance.
Inventories
Inventories consist of raw materials used in the hydraulic fracturing process, such as proppants, chemicals, and field service equipment maintenance parts and are stated at the lower of cost, determined using the weighted average cost method, or net realizable value. Inventories are charged to cost of services as used when providing hydraulic fracturing services. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization expense is recognized on property and equipment, excluding land, utilizing the straight-line method over the estimated useful lives, ranging from two to 30 years. The Company estimates salvage values that it does not depreciate.
Construction in-progress, a component of property and equipment, represents long-lived assets being developed by the Company. These assets are not subject to depreciation until they are completed and ready for their intended use, at which point the Company reclassifies them to field services equipment or vehicles, as appropriate.
The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. The Company determined the lowest level of identifiable cash flows to be at the asset group, which is the aggregate of the Company’s hydraulic fracturing fleets that are in service. A long-lived asset is not recoverable if its carrying amount exceeds the sum of estimated undiscounted cash flows expected to result from the use and eventual disposition. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value, such that its carrying amount is adjusted to its estimated fair value, with an offsetting charge to impairment expense.
The Company measures the fair value of its property and equipment using the discounted cash flow method. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, selling, general and administrative rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.
During 2017 and 2016, the Company did not test its long-lived assets for recoverability as there were no triggering events. During 2015, the significant decline in commodity prices along with other factors was deemed a triggering event, and the Company tested its long-lived assets for recoverability as of December 31, 2015. No impairment was recognized during the years ended December 31, 2017, 2016 and 2015.
Major Maintenance Activities
The Company incurs maintenance costs on its major equipment. The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs incurred benefit future periods, relative to the Company’s capitalization policy. Costs that either establish or increase the efficiency, productivity, functionality or life of a fixed asset are capitalized and depreciated over the remaining useful life of the asset.

Deferred Financing Costs
Costs associated with obtaining debt financing are deferred and amortized to interest expense using the effective interest method. In accordance with ASU No. 2015-03 and 2015-15, for all periods the Company has reflected deferred financing costs related to term loan debt as a direct deduction from the carrying amount, and costs associated with line-of-credit arrangements as other assets.
Income Taxes
For U.S. federal income tax purposes, the Company is treated as a partnership. As such, any liability for federal income taxes is the responsibility of the members of the Company. No provision for U.S. federal income taxes has been provided in the combined financial statements of the Company.
The Company is responsible for certain state income and Texas franchise taxes. These amounts are de minimis and are reflected as general and administrative expense in the combined financial statements of the Company.
Deferred income taxes are computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the combined financial statements.
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no material amounts recognized relating to interest and penalties in the combined statements of operations for the years ended December 31, 2017, 2016 and 2015. The Company had no uncertain income tax positions as of December 31, 2017 and 2016.
Revenue Recognition
Revenue from hydraulic fracturing services is earned and recognized as services are rendered, which is generally on a per stage basis. Revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed and determinable and collectability is reasonably assured. The Company’s services are sold based upon contracts or other agreements with the customer that include fixed or determinable prices and do not include other post‑delivery obligations. Rates for services are typically determined per the contract or agreement with customers. Revenue recognized in excess of amounts billed is included in the accompanying combined balance sheets as unbilled revenue.
Deferred Revenue
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the accompanying combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of December 31, 2017, the Company had $9,231 recorded as deferred revenue related to the unearned portion of a prepayment from an existing customer to secure additional services from a new fleet by the end of 2017. The new fleet commenced services in December 2017, and the Company applies the prepayment in accordance with the customer agreement as services are performed.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expense in the combined statement of operations. Start-up costs for the years ended December 31, 2017, 2016 and 2015, were $13,955, $4,280 and $1,044, respectively. Start-up costs incurred during the years ended December 31, 2017, 2016 and 2015 related to the establishment of nine, two and one new fleets, respectively. The terms and conditions of the Credit Facilities between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 6).

Recently Adopted Accounting Standards
In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. The Company does not expect the impact of adopting ASU 2014-09 to be material to total net revenues and operating income (loss) or to the combined balance sheet because performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of the Company’s contracts will continue to be recognized as services are provided to the customer. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company finalized its documentation and assessment of the impact of the standard on its financial results and related disclosures, and concluded the adoption of this new accounting standard will not have a material impact on the combined financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The ASU is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements of the Company.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with a full retrospective approach to be used upon implementation and early adoption allowed. ASU 2016-15 provides guidance on eight different issues, intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements of the Company.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. The ASU is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to accumulated earnings as of the beginning of the period of adoption. The cumulative effect adjustments may include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date. Early adoption is permitted but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The adoption of ASU 2016-16 did not have a material impact on the consolidated financial statements of the Company.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s combined financial statements as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its combined financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company is currently evaluating the impact the adoption of this standard will have on its combined financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. The ASU is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to accumulated earnings as of the beginning of the period of adoption. The cumulative effect adjustments may include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date. Early adoption is permitted but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is currently evaluating the impact the adoption of this standard will have on its combined financial statements.
Note 3-Inventories
Inventories consist of the following:

	December 31,
	2017	2016
Proppants	$30,523	$11,654
Chemicals	10,660	6,365
Maintenance parts	14,341	10,125
	$55,524	$28,144
Note 4-Asset Acquisitions
Titan Frac Services LLC
On February 22, 2017, the Company acquired all the membership interests of Titan Frac Services LLC (“Titan”), a wholly-owned subsidiary of TPIH Group Inc., for $65,000 in cash, subject to normal closing adjustments. The net assets of Titan include certain long-lived field service assets related to hydraulic fracturing. The Company accounted for the acquisition as an asset acquisition under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. The majority of the assets were ready for their intended use, subject to modifications necessary to achieve equipment requirements specific to the Company, and were reflected in construction in-progress until placed into service.
LOS Odessa RE Investments, LLC and LOS Cibolo RE Investments, LLC
During May 2017, the Company formed LOS Odessa RE Investments, LLC and LOS Cibolo RE Investments, LLC to facilitate the May 30, 2017 acquisition of certain real estate comprised of land and warehouse facilities located in Odessa and Cibolo, Texas from an unrelated third-party seller for $18,500 in cash, subject to normal closing adjustments. The Company accounted for the asset acquisition under the FASB ASC Topic 805, “Business Combinations”. The assets are ready for their intended use and, of the purchase price, $11,000 and $7,500 were allocated to Odessa and Cibolo facilities, respectively, and $4,045 and $14,455 were allocated to land and buildings and facilities, respectively.

Note 5-Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2017	2016

Land	N/A	$4,495	$450
Field services equipment	2-7	572,096	269,346
Vehicles	4-7	60,815	47,492
Buildings and facilities	5-30	24,260	8,010
Office equipment, furniture, and software	2-7	5,879	4,639
		667,545	329,937
Less accumulated depreciation and amortization		(198,453)	(117,779)
		469,092	212,158
Construction in-progress	N/A	25,684	65,197
		$494,776	$277,355
Note 6-Debt
The following is a summary of debt:

	December 31,
	2017	2016
Term Loan Outstanding	$174,562	$57,000
Revolving Line of Credit	30,000	48,000
Deferred financing costs and original issue discount	(8,205)	(1,195)
Total debt, net of deferred financing costs and original issue discount	$196,357	$103,805
Current portion of long-term debt, net of discount	$11	$12,727
Long-term debt, net of discount and current portion	196,346	91,078
	$196,357	$103,805
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250,000 (the “ABL Facility”) and a $175,000 term loan (the “Term Loan Facility”, and together with the ABL Facility the “New Credit Facilities”). The initial proceeds from the New Credit Facilities were used to repay outstanding principal and terminate the prior credit facility (the “Prior Credit Facility”), pay debt issuance costs, and redeem all of the Redeemable Class 2 Common Units (see Note 8). In connection with the termination of the Prior Credit Facility, the Company wrote off $1,209 of deferred financing costs. Following is a description of the Prior Credit Facility, the ABL Facility and the Term Loan Facility.
Prior Credit Facility
At December 31, 2015, LOS had a $180,000 senior secured facility that provided for a $60,000 revolving line-of-credit (“Prior Revolver”), an $80,000 term loan (“Term Loan Tranche A”), and a $40,000 term loan (“Term Loan Tranche B”). In February 2016, the Prior Credit Facility was amended which reduced the total commitments from $180,000 to $140,000 by eliminating the Term Loan Tranche B. LOS repaid the entire $37,000 then outstanding under the Term Loan Tranche B with $17,500 of proceeds from an equity contribution and $19,500 from advances under the Prior Revolver.
The Company entered into Amendment No. 8 and Joinder Agreement (the “Amendment”) to the Prior Credit Facility, as amended, on June 14, 2017. The Amendment increased the revolver commitments by $50,000 to $110,000, and added ACQI as a borrower.
ABL Facility
Under the terms of the ABL Facility, up to $250,000 may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2017, the borrowing base was calculated to be $158,363, and the Company had $30,000 drawn, and an outstanding letter of credit for $161, with $128,202 of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The weighted average interest rate on borrowings was 3.5% as of December 31, 2017. The unused commitment is subject to an unused commitment fee of 0.375%-0.50%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of September 19, 2022, or 90 days prior to the final maturity of the Term Loan Facility. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by Liberty Holdings, as parent guarantor.
Term Loan Facility
The Term Loan Facility provides for a $175,000 term loan, of which $174,562 remained outstanding as of December 31, 2017. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.2% as of December 31, 2017. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and ACQI and its subsidiaries, and is further secured by Liberty Holdings, as parent guarantor.
The New Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio. The Term Loan Facility requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and annually a percentage of excess cash flow (25% to 50%, depending on leverage ratio, of consolidated net income less capital expenditures and other permitted payments, commencing with the year ending December 31, 2018). Certain mandatory prepayments and optional prepayments are subject to a prepayment premium of 3% of the prepaid principal declining annually to 1% during the first three years of the term of the Term Loan Facility.
The New Credit Facilities are not subject to financial covenants unless liquidity, as defined, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12,500, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month report if the Company’s liquidity, as defined, is less than $25,000 for at least five consecutive business days.
The Company was in compliance with these covenants as of December 31, 2017.
Maturities of debt are as follows:

Years Ending December 31,
2018	$1,750
2019	1,750
2020	1,750
2021	1,750
2022	197,562
$204,562
ACQI Bridge Loan
During the second quarter of 2017, ACQI received $40,000 of bridge loan financing (the “Initial Bridge Loan”) from, and entered into a pledge and security agreement to provide all assets of ACQI as collateral for the Initial Bridge Loan, with two members of the Parent and two affiliates of another member of the Parent (the “Bridge Loan Lenders”). In May 2017, the Bridge Loan Lenders provided an additional $20,000 of bridge loan financing (the “Additional Bridge Loan”, and together with the Initial Bridge Loan the “Bridge Loans”) to ACQI. The Bridge Loans were due October 10, 2017, unless earlier terminated in connection with an initial public offering, and provided for interest at 12% per annum.
In June 2017, in connection with the amendment to the Prior Credit Facility, the Bridge Loan and accrued interest payable of $60,761 were assigned from the Bridge Loan Lenders to Liberty Holdings and ACQI’s obligation under the Bridge Loan was canceled in exchange for 60,761 Redeemable Class 2 Common Units issued to Liberty Holdings (see Note 8). In connection with the entry into the ABL Facility and Term Loan Facility, these Redeemable Class 2 Common Units were redeemed by ACQI on September 19, 2017 for, including accrued return, $62,739.
Note 7-Capital Leases
The Company has acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases matured during the first quarter of 2017 and were paid in full. Amortization of capitalized leased property is included in depreciation and amortization expense and approximated $0, $2,808 and $3,509 for the years ended December 31, 2017, 2016, and 2015 respectively.
The assets under capital lease have cost and accumulated amortization as follows:

	December 31,
	2017	2016
Field services equipment	$—	$5,190
Less accumulated depreciation	—	(2,524)
	$—	$2,666
During the years ended December 31, 2017, 2016 and 2015, the Company reflected interest expense of $0, $176 and $711, respectively, from capital leases in the combined statements of operations.
Note 8-Redeemable Common Units
During February 2017, ACQI received $39,794 in cash from the Parent in exchange for 40,000 Redeemable Common Units of ACQI which accrue a return of 8% per annum. On June 12, 2017, Bridge Loans and accrued interest payable of $60,761 were returned from Holdings to ACQI in exchange for the issuance by ACQI to Holdings of 60,761 Redeemable Class 2 Common Units of ACQI which accrue a return of 12% per annum. The Bridge Loans previously issued by ACQI were cancelled upon their contribution by Holdings to ACQI in exchange for the issuance of the Redeemable Class 2 Common Units (see Note 6).
The Redeemable Common Units may be redeemed at the option of the holder on the later of (A) the earlier of the Offering or March 23, 2020 and (B) the second business day after all principal and interest outstanding under the ABL Facility have been paid in full and commitments thereunder are terminated. In accordance with ASC 505, “Equity”, due to their conditional redemption feature, the Redeemable Common Units are classified as temporary equity in the accompanying combined balance sheet as of December 31, 2017. The temporary equity classification will continue until the Redeemable Common Units are redeemed or until the redemption period expires.
The Redeemable Class 2 Common Units were redeemed in connection with the payoff of the Prior Credit Facility (see Note 6). Subsequent to year end, the Redeemable Common Units were deemed extinguished and satisfied in full in connection with the merger and dissolution of ACQI (see Note 16).
Note 9-Fair Value Measurements and Financial Instruments
The fair values of the Company’s assets and liabilities represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction at the reporting date. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. The Company discloses the fair values of its assets and liabilities according to the quality of valuation inputs under the following hierarchy:

•	Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.

•	Level 2 Inputs: Inputs other than quoted prices that are directly or indirectly observable.

•	Level 3 Inputs: Unobservable inputs that are significant to the fair value of assets or liabilities.

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at December 31, 2017 and 2016.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at December 31, 2017 and 2016, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at December 31, 2017 and 2016, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the combined financial statements. There were no such measurements required as of December 31, 2017 and 2016.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $16,321 and $11,484 as of December 31, 2017 and 2016, respectively, which, as of certain dates, exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 60 days or less. As of December 31, 2017 and 2016, one customer and two customers accounted for 22% and 51% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the years December 31, 2017, 2016 and 2015, two, three and five customers accounted for 36%, 45% and 57% of total revenue, respectively.
As of December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $0 and $497. The balance at December 31, 2016 represented one specific entity engaged in the business of oil and gas exploration and production that had filed for bankruptcy primarily as a result of the significant decline in the oil and gas industry. Such balance was written off during the year ended December 31, 2017 as no funds were able to be recovered through the bankruptcy proceedings.

	2017	2016
Allowance for doubtful accounts, beginning of year	$497	$6,921
Bad debt expense:
Provision for doubtful accounts	—	—
Write off of uncollectible accounts against reserve	(497)	(6,424)
Allowance for doubtful accounts, end of year	$—	$497
Note 10-Member Equity
As described in Note 1, the Company is wholly-owned by the Parent, member equity includes cash capital contributions from the Parent. The Company received cash contributions of $0, $155,481 and $0 during the years ended December 31, 2017, 2016 and 2015.

Note 11-Unit-Based Compensation (benchmark values are not in thousands)
Class B units of Parent (“Legacy Unit”) were granted to certain eligible employees of the Company. The Parent’s Class B units are non-voting, except with respect to such matters that units are entitled to vote as a matter of law. In such cases, each Class B unit shall entitle the holder to 1/1000th of one vote. Class B units granted to eligible participants may have an assigned benchmark value and vest according to the terms of each award letter. Upon termination for any reason, the Parent has the right, but not the obligation, to repurchase from the recipient those vested Class B units at fair value.
The Company recognizes compensation expense for equity-based Class B units issued to employees based on the grant-date fair value of the awards and each award’s requisite service period. During the years ended December 31, 2017 and 2016, no compensation expense was recognized, as the Company, with the assistance from a third-party valuation expert, determined that the Class B units issued to employees were deemed to have a de minimis grant-date fair value based on their assigned benchmark values. A summary of Class B unit activity is as follows (not in thousands):

Outstanding, January 1, 2016	686,500
Granted	98,350
Forfeited	(50,000)
Outstanding, December 31, 2016	734,850
Granted	—
Forfeited	(5,375)
Outstanding, December 31, 2017	729,475
The units issued and outstanding to employees of LOS as of December 31, 2017 and 2016 are 729,475 and 734,850, respectively, at a weighted average benchmark value of $9.08 and $9.04, respectively. The units vested to employees of LOS as of December 31, 2017 and 2016 are 651,481 and 595,625, respectively, at a weighted average benchmark value of $4.44 and $1.97, respectively.
Note 12-Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions, which were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary. Contributions made by the Company were $5,130, $0 and $955 for the years ended December 31, 2017, 2016 and 2015.
Note 13-Related Party Transactions
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate is to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the years ended December 31, 2017, 2016 and 2015, were $0, $93 and $160, respectively, and there was no outstanding balance for the respective periods. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the years ended December 31, 2017, 2016 and 2015, were $24,722, $13,060 and $28,786, respectively. As of December 31, 2017 and 2016, $3,984 and $0, respectively, of the Company’s accounts receivable, and $59 and $2,487, respectively, of the Company’s unbilled revenue was with the Affiliate.
The Company has an advisory agreement dated December 30, 2011 in which Riverstone is to provide certain administrative advisory services. The service fees incurred during the years ended December 31, 2017, 2016 and 2015 were $1,545, $456 and $446, respectively, and accrued as of December 31, 2017 and 2016 were $2,000 and $456, respectively.
During the second quarter of 2017, bridge loan financing in the aggregate amount of $60,000 was outstanding from members and affiliates of the parent. The Bridge Loans were returned on June 12, 2017, inclusive of accrued interest, in exchange for Redeemable Class 2 Common Units of ACQI. The Redeemable Class 2 Common Units were redeemed on September 19, 2017, as discussed in Note 6 - Debt, ACQI 2017 Bridge Notes.

The Company provided hydraulic fracturing services under a standard master services agreement at market rates to an oil and gas exploration and production company (“Zavanna LLC”) which was an equity holder of an entity that, through October 2016, was a member of the Parent. For the year ended December 31, 2016 and 2015 the Company derived revenue of $4,823 and $42,288. As of December 31, 2016, $4,801 of the Company’s accounts receivable-related party, were from Zavanna LLC.
During 2016, the Parent entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. For the years ended December 31, 2017 and 2016 the Company purchased proppant logistics equipment of $13,536 and $2,218 and leased proppant logistics equipment for $496. Receivables from PropX as of December 31, 2017 and 2016 were $0 and $216, which is reflected in accounts receivable-related party. Payables to PropX as of December 31, 2017 and 2016 were $684 and $0, respectively.
Note 14-Commitments & Contingencies
Operating Leases
The Company leases office space, facilities, equipment, and vehicles under non-cancelable operating leases. Rent expense for the years ended December 31, 2017 and 2016, was $20,839 and $10,703, respectively.
Future minimum lease payments are as follows:

Years Ending December 31,
2018	$25,724
2019	18,840
2020	23,556
2021	6,553
2022	3,306
Thereafter	22,834
100,813

Purchase Commitments (tons, per ton, gallons, per gallon and per rail car prices are not in thousands)
To secure supply and pricing of proppant, the Company entered into three separate purchase and supply agreements during 2014, which were amended during 2015 and 2016. During 2017, the Company amended one of the three agreements, and entered into eight more purchase and supply agreements. Certain of the 2017 agreements provide for price adjustments depending on the price of crude oil or rig counts.
As of December 31, 2017 and 2016, the agreements commit the Company to purchase 10,108,000 and 2,368,000 tons of proppant through December 31, 2021 and December 31, 2020, respectively, during the remaining terms of the agreements at per ton prices varying from approximately $30 to $102, respectively, depending on the final delivery location and type of proppant. Terms and conditions of one of the agreements commit the Company to pay for a minimum of 100 railcars per month to transport the proppant at $630 per railcar, or $63 per month through October 31, 2020, and another commits the Company to pay for a minimum of 100 railcars per month to transport the proppant at $750 per railcar, or $75 per month, through May 31, 2018.
Certain agreements contain a clause whereby in the event that the Company fails to purchase minimum monthly volumes, as defined in the agreement, during any particular calendar month, a shortfall fee varying from $17.50 to $35.00 will be applied to each shortfall ton. The Company has the ability to mitigate the shortfall penalty in a certain period by purchasing proppant in excess of the requirement in another period. There were no shortfalls as of December 31, 2017 and 2016.
During 2017, the Company entered into two agreements for the purchase of chemicals. As of December 31, 2017, the agreements commit the Company to purchase 27,278,000 gallons of chemicals through December 31, 2020 at prices ranging from $1.08 to $1.83 per gallon.

Future proppant, chemical and rail car commitments are as follows:

Year ending December 31,
2018	$245,626
2019	166,899
2020	120,216
2021	19,199
2022	—
$551,940
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters in aggregate will have a material adverse effect on its financial position or results of operations.
On February 23, 2017, SandBox Logistics, LLC and Oren Technologies, LLC (collectively, “SandBox”) filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against PropX Investments, PropX and LOS. As described in Note 13, LOS is party to the PropX Services Agreement. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” inter partes review (“IPR”) requests before the U.S. Patent and Trademark Office (“USPTO”). SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. On August 14, 2017, the court denied SandBox’s request for a preliminary injunction to prevent LOS from filing a request for an IPR with the USPTO, and the court denied SandBox’s request for reconsideration of such order on March 13, 2018. Pursuant to the parties’ stipulation, all claims and counterclaims related to one of the four patents asserted by SandBox were dismissed without prejudice on November 6, 2017. A hearing on the construction of claim terms in the remaining asserted patents occurred on March 1, 2018. LOS intends to vigorously defend against the claims brought by SandBox. The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources.
However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification. As of December 31, 2017 and 2016, there are no environmental liabilities recognized in the combined balance sheets.
Note 15-Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating information for each quarter of the year ended December 31, 2017, and 2016. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

	Year Ended December 31, 2017
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Revenue	249,218	334,740	436,333	444,842
Revenue—related parties	3,176	11,985	5,520	4,041
Total revenue	252,394	346,725	441,853	448,883
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	211,633	267,626	328,434	339,315
General and administrative	17,084	20,022	22,245	20,738
Depreciation and amortization	14,146	17,521	24,164	25,642
Loss (gain) on disposal of assets	(43)	10	21	160
Total operating costs and expenses	242,820	305,179	374,864	385,855
Operating income	9,574	41,546	66,989	63,028
Other expense:
Interest expense, net	(1,452)	(1,750)	(3,326)	(5,347)
Interest expense—related party	—	(761)	—	—
Total interest expense	(1,452)	(2,511)	(3,326)	(5,347)
Net income	8,122	39,035	63,663	57,681

	Year Ended December 31, 2016
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Revenue	$50,358	$55,425	$100,359	$150,748
Revenue—related parties	7,837	3,723	1,400	4,923
Total revenue	58,195	59,148	101,759	155,671
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	64,117	59,714	94,325	136,573
General and administrative	4,685	4,967	12,729	13,408
Depreciation and amortization	9,584	9,753	10,864	11,161
Loss (gain) on disposal of assets	—	15	(42)	(2,646)
Total operating costs and expenses	78,386	74,449	117,876	158,496
Operating loss	(20,191)	(15,301)	(16,117)	(2,825)
Other expense:
Interest expense, net	(1,657)	(1,487)	(1,388)	(1,594)
Interest expense—related party	—		—
Total interest expense	(1,657)	(1,487)	(1,388)	(1,594)
Net loss	$(21,848)	$(16,788)	$(17,505)	$(4,419)
Note 16-Subsequent Events
On January 17, 2018, the Company signed an Amendment and Joinder to Credit Agreement that replaced Liberty Holdings with Liberty Inc. and Liberty LLC as parent guarantors on the ABL Facility.
On January 17, 2018, the Company signed an Amendment and Joinder to Credit Agreement that replaced Liberty Holdings with Liberty Inc. and Liberty LLC as parent guarantors on the Term Loan Facility.

On March 21, 2018, the Company signed an Amendment and Joinder to Credit Agreement that added R/C IV Non-U.S. LOS Corp, a wholly owned subsidiary of Liberty Inc. as an additional parent guarantor on the ABL Facility.
On March 21, 2018, the Company signed an Amendment and Joinder to Credit Agreement that added R/C IV Non-U.S. LOS Corp, a wholly owned subsidiary of Liberty Inc. as an additional parent guarantor on the Term Loan Facility.
Effective March 22, 2018, Titan, a wholly owned subsidiary of ACQI, assigned, transfered and conveyed all of its rights, title and interest in its assets to LOS and dissolved.
Effective March 22, 2018, ACQI was merged with and into LOS and the separate existence of ACQI ceased thereby making LOS the surviving entity. In conjunction with the merger and dissolution, Cibolo and Odessa, both wholly owned subsidiaries of ACQI, became wholly owned subsidiaries of LOS and the Redeemable Common Units were deemed extinguished and satisfied in full.
The Company has evaluated subsequent events through the date of this report. There were no significant subsequent events requiring disclosure or recognition other than those disclosed in these notes to the combined financial statements.