Form 10-Q
period 2018-03-31
Liberty Oilfield Services Inc.
filed 2018-05-10
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of May 4, 2018, the registrant had 69,971,274 shares of Class A Common Stock and 48,207,372 shares of Class B Common Stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will,” “should” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	oil and natural gas prices;

•	acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$98,070	$16,321
Accounts receivable—trade	211,467	195,961
Accounts receivable—related party	7,982	3,984
Unbilled revenue	74,078	58,784
Unbilled revenue—related party	—	59
Inventories	60,072	55,524
Prepaid and other current assets	26,847	21,396
Total current assets	478,516	352,029
Property and equipment, net	549,297	494,776
Other assets	11,113	5,298
Total assets	$1,038,926	$852,103
Liabilities and Equity
Current liabilities:
Accounts payable	$139,084	$66,846
Accrued liabilities:
Accrued vendor invoices	60,162	78,646
Operational accruals	12,666	32,208
Accrued salaries and benefits	22,461	24,990
Deferred revenue	6,784	9,231
Accrued interest and other	8,487	6,573
Accrued liabilities—related party	—	2,000
Current portion of long-term debt, net of discount of $1,380 and $1,739, respectively	370	11
Total current liabilities	250,014	220,505
Long-term debt, net of discount of $4,811 and $6,466, respectively, less current portion	106,905	196,346
Deferred tax liability	28,796	—
Payable pursuant to tax receivable agreement	2,291	—
Total liabilities	388,006	416,851
Commitments & contingencies (Note 12)
Redeemable common units	—	42,486
Member equity:
Member equity	—	392,766
Stockholders' equity:
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 69,971,274 issued and outstanding as of March 31, 2018 and none issued and outstanding as of December 31, 2017	700	—
Class B, $0.01 par value, 400,000,000 shares authorized and 48,207,372 issued and outstanding as of March 31, 2018 and none issued and outstanding as of December 31, 2017	482	—
Additional paid in capital	347,965	—
Retained earnings	23,675	—
Total stockholders' equity	372,822	—
Noncontrolling interest	278,098	—
Total equity	650,920	392,766
Total liabilities and equity	$1,038,926	$852,103
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Income
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months ended March 31,
	2018	2017
Revenue:
Revenue	$491,098	$249,218
Revenue—related parties	4,062	3,176
Total revenue	495,160	252,394
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	376,827	211,633
General and administrative	21,677	17,084
Depreciation and amortization	28,016	14,146
Loss (gain) on disposal of assets	80	(43)
Total operating costs and expenses	426,600	242,820
Operating income	68,560	9,574
Other expense:
Interest expense	(6,494)	(1,452)
Net income before income taxes	62,066	8,122
Income tax expense	8,079	—
Net income	53,987	8,122
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	8,705	8,122
Less: Net income attributable to noncontrolling interests	21,607	—
Net income attributable to Liberty Oilfield Services Inc. stockholders	$23,675	$—

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.34
Diluted	$0.34
Weighted average common shares outstanding:
Basic	68,923,719
Diluted	118,182,439
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statement of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Members' Equity	Shares of Class A Common Stock	Shares of Class B Common Stock		Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders' equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766										$392,766
Return on redeemable common units	(149)										(149)
Net income prior to Corporate Reorganization	8,705										8,705
Balance prior to Corporate Reorganization	$401,322	—	—		$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207		560	482	446,824		447,866		46,544
Net deferred tax liability due to corporate reorganization							(28,620)		(28,620)		(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs		14,340			143		219,790		219,933		219,933
Redemption of Legacy Ownership, net of underwriter discount		(1,609)		-	(16)		(25,881)		(25,897)		(25,897)
Issuance of Restricted Stock		1,258			13		(13)		—		—
Liability due to tax receivable agreement							(2,291)		(2,291)		(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO							(261,844)		(261,844)	261,844	—
Distribution paid and payable to non-controlling interest unitholders									—	(5,353)	(5,353)
Restricted stock forfeited		(4)			—				—		—
Net income subsequent to the Corporate Reorganization and IPO								23,675	23,675	21,607	45,282
Balance—March 31, 2018	$—	69,971	48,207		$700	$482	$347,965	$23,675	$372,822	$278,098	$650,920

See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$53,987	$8,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,016	14,146
Loss (gain) on disposal of assets	80	(43)
Amortization of debt issuance costs	2,310	109
Changes in operating assets and liabilities:
Accounts receivable	(15,506)	2,243
Accounts receivable—related party	(3,998)	5,017
Unbilled revenue	(15,294)	(6,437)
Unbilled revenue—related party	59	2,487
Inventories	(4,548)	(3,959)
Prepaid and other current assets	(20,927)	(8,071)
Accounts payable and accrued liabilities	6,523	69,900
Accounts payable and accrued liabilities—related party	—	775
Net cash provided by operating activities	30,702	84,289
Cash flows from investing activities:
Capital expenditures	(54,985)	(124,885)
Proceeds from disposal of assets	251	263
Net cash used in investing activities	(54,734)	(124,622)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	230,174	—
Redemption of LLC Units from Legacy Owners	(25,897)	—
Repayments of borrowings on term loan	(61,097)	(3,000)
Proceeds from borrowings on line-of-credit	—	5,000
Repayments of borrowings on line-of-credit	(30,000)	—
Proceeds from Liberty Oilfield Services Holdings LLC	2,115	—
Payments on capital lease obligations	—	(119)
Proceeds from issuance of redeemable common units	—	39,794
Distribution paid to non-controlling interest unitholders	(4,125)	—
Payment of deferred equity offering costs	(5,389)	—
Net cash provided by financing activities	105,781	41,675
Net increase in cash and cash equivalents	81,749	1,342
Cash and cash equivalents—beginning of period	16,321	11,484
Cash and cash equivalents—end of period	$98,070	$12,826
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,934	$—
Cash paid for interest	$4,441	$2,004
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$46,569	$41,327
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (as detailed below, the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”).
Prior to the Corporate Reorganization, Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) wholly owned Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition CO I LLC (“ACQI” and, together with LOS, the “Predecessor”), which includes the assets and liabilities of LOS Odessa RE Investments, LLC (“Odessa”) and LOS Cibolo RE Investments, LLC (“Cibolo”). Following the Corporate Reorganization, Liberty LLC wholly owns the Predecessor. Effective March 22, 2018 the assets of ACQI were contributed into LOS and ACQI was dissolved.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming and Texas.
Corporate Reorganization
In connection with the IPO, the Company completed a series of organizational transactions, including the following:

•	Liberty Holdings contributed all of its assets to Liberty LLC in exchange for Liberty LLC Units (as defined below);

•
Liberty Holdings liquidated and distributed to its then-existing owners (the “Legacy Owners”) Liberty LLC Units pursuant to the terms of the limited liability company agreement of Liberty Holdings and the Master Reorganization Agreement dated as of January 11, 2018, by and among the Company, Liberty Holdings, Liberty LLC, and the other parties named therein (the “Master Reorganization Agreement”);

•
Certain of the Legacy Owners directly or indirectly contributed all or a portion of their Liberty LLC Units to the Company in exchange for 55,685,027 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), and 1,258,514 restricted shares of Class A Common Stock. Subsequent to the initial exchange, 1,609,122 shares of Class A Common Stock were redeemed for an aggregate price of $25.9 million, upon the exercise of the underwriters' overallotment option;

•
the Company issued, at par, the Legacy Owners that continued to own Liberty LLC Units (the “Liberty Unit Holders”) an aggregate amount of 48,207,372 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock”); and

•
the Company contributed the net proceeds it received from the IPO to Liberty LLC in exchange for additional Liberty LLC Units such that the Company holds a total number of Liberty LLC Units equal to the number of shares of Class A Common Stock outstanding following the IPO.

Initial Public Offering
On January 17, 2018 the Company completed its IPO of 14,640,755 shares of its Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by the Company and 300,541 were offered by the selling shareholder. The Company received $220.0 million net proceeds, after deducting approximately $13.4 million in underwriting discounts and commissions and $10.4 million of other offering costs. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. The Company used $25.9 million of net proceeds to redeem ownership interests in Liberty LLC from the Legacy Owners. The Company contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures. Following the IPO and as of March 31, 2018, the Company owns 59.2% of Liberty LLC.
Upon completion of the IPO and Corporate Reorganization, (i) the Company is a holding company with no material assets other than its ownership of Liberty LLC, and (ii) the Company had 69,975,174 shares of Class A Common Stock and 48,207,372 shares of Class B Common Stock issued and outstanding, of which 55,334,419 shares of Class A Common Stock and all shares of Class B Common Stock were held by the Legacy Owners.
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our annual financial statements included in the 2017 Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated and combined financial statements and related notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2018 and the combined financial position, results of operations, and cash flows of the Predecessor as of December 31, 2017 and for the three months ended March 31, 2017.
All intercompany amounts have been eliminated in the presentation of these unaudited condensed consolidated and combined financial statements. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented. The condensed consolidated and combined financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The condensed consolidated and combined financial statements may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. In the opinion of management, the adjustments necessary for a fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been made. Such adjustments are of a normal recurring nature.
The unaudited condensed consolidated and combined financial statements for periods prior to January 17, 2018, reflect the historical results of Predecessor. The unaudited condensed consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where we have the ability to exercise control.
Note 2—Significant Accounting Policies
Revenue Recognition
Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, Accounting Standard Codification (“ASC”) Topic 606-Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method; accordingly, the comparative information for the three months ended March 31, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to the condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three months ended March 31, 2018.
Under the new standard, revenue recognition is based on the transfer of control, or our customer’s ability to benefit from our services and products in an amount that reflects the consideration expected to be received in exchange for those services and products. In recognizing revenue for services and products, the transaction price is determined from sales orders or contracts with customers. Revenue is recognized at the completion of each fracturing stage, and in most cases the price at the end of each stage is fixed, however, in limited circumstances contracts may contain variable consideration.
Variable consideration typically may relate to discounts, price concessions and incentives. We estimate variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.
The Company also assesses customers’ ability and intention to pay, which is based on a variety of factors including historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the accompanying condensed consolidated and combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of March 31, 2018, the Company had $6.8 million recorded as deferred revenue related to the unearned portion of a prepayment from an existing customer to secure additional services from a new fleet by the end of 2017. The new fleet commenced services in December 2017, and the Company applies the prepayment in accordance with the customer agreement as services are performed. During the three months ended March 31, 2018, the Company recognized $2.4 million of the prepayment to revenue.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expense in the combined statement of operations. Start-up costs for the three months ended March 31, 2018 and 2017, were $3.3 million and $4.6 million, respectively. Start-up costs incurred during the three months ended March 31, 2018 and 2017 related to the establishment of two new fleets during each respective period. The terms and conditions of the Credit Facilities, defined herein, between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 5).
Recently Adopted Accounting Standards
In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company did not record a cumulative effect adjustment to the opening balance of retained earnings, as no adjustment was necessary. The adoption of this standard did not impact the Company's reported revenue, net income or cash flows.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight different issues, intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements of the Company.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this guidance did not materially impact its condensed consolidated financial statements.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated and combined financial statements as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2018	2017
Proppants	$31,750	$30,523
Chemicals	11,865	10,660
Maintenance parts	16,457	14,341
	$60,072	$55,524

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2018	2017

Land	N/A	$4,495	$4,495
Field services equipment	2-7	637,102	572,096
Vehicles	4-7	61,356	60,815
Buildings and facilities	5-30	24,713	24,260
Office equipment, furniture, and software	2-7	6,038	5,879
		733,704	667,545
Less accumulated depreciation and amortization		(226,090)	(198,453)
		507,614	469,092
Construction in-progress	N/A	41,683	25,684
		$549,297	$494,776
During the three months ended March 31, 2018 and 2017, the Company recognized depreciation expense of $28.0 million and $14.1 million, respectively.
Note 5—Debt
The following is a summary of debt:

	March 31,	December 31,
($ in thousands)	2018	2017
Term Loan Outstanding	$113,466	$174,562
Revolving Line of Credit	—	30,000
Deferred financing costs and original issue discount	(6,191)	(8,205)
Total debt, net of deferred financing costs and original issue discount	$107,275	$196,357
Current portion of long-term debt, net of discount	$370	$11
Long-term debt, net of discount and current portion	106,905	196,346
	$107,275	$196,357
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2018, the borrowing base was calculated to be $213.0 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $212.8 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of September 19, 2022, or 90 days prior to the final maturity of the Term Loan Facility. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $113.5 million remained outstanding as of March 31, 2018. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.5% as of March 31, 2018. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
The Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio. The Term Loan Facility requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and annually a percentage of excess cash flow (25% to 50%, depending on leverage ratio, of consolidated net income less capital expenditures and other permitted payments, commencing with the year ending December 31, 2018). Certain mandatory prepayments and optional prepayments are subject to a prepayment premium of 3% of the prepaid principal declining annually to 1% during the first three years of the term of the Term Loan Facility.
The Credit Facilities are not subject to financial covenants unless liquidity, as defined, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month report if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days.
The Company was in compliance with these covenants as of March 31, 2018.
Maturities of debt are as follows:

($ in thousands)
Years Ending March 31,
2019	$1,750
2020	2,188
2021	1,750
2022	1,750
2023	106,028
$113,466
Note 6—Redeemable Common Units
During February 2017, ACQI received $39.8 million in cash from Liberty Holdings in exchange for 40,000,000 redeemable common units of ACQI which accrue a return of 8% per annum (the “Redeemable Common Units”). The Redeemable Common Units were redeemable at the option of the holder on the later of (A) the earlier of an initial public offering or March 23, 2020 and (B) the second business day after all principal and interest outstanding under the ABL Facility have been paid in full and commitments thereunder are terminated. In accordance with ASC 505, “Equity”, due to their conditional redemption feature, the Redeemable Common Units were classified as temporary equity in the accompanying combined balance sheet as of December 31, 2017.
The Redeemable Common Units were deemed extinguished and satisfied in full in connection with the Corporate Reorganization (see Note 1).
Note 7—Fair Value Measurements and Financial Instruments
The fair values of the Company’s assets and liabilities represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction at the reporting date. These fair value measurements

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2018 and 2017.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at March 31, 2018 and December 31, 2017.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at March 31, 2018 and December 31, 2017, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at March 31, 2018 and December 31, 2017, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the combined financial statements. There were no such measurements required as of March 31, 2018 and December 31, 2017.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $98.1 million and $16.3 million as of March 31, 2018 and December 31, 2017, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have stated payment terms of 45 days or less. As of March 31, 2018 and December 31, 2017, two customers accounted for 23% and 22% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended March 31, 2018 and 2017, two customers accounted for 27% and 44% of total revenue, respectively.
As of March 31, 2018 and December 31, 2017, the Company had no provision for doubtful accounts.
Note 8—Equity
Class A Common Stock
The Company had a total of 69,971,274 shares of Class A Common Stock outstanding as of March 31, 2018, which includes 959,457 shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company's board of directors.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Class B Common Stock
The Company had a total 48,207,372 shares of Class B Common Stock outstanding as of March 31, 2018. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company's stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company's certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
Holders of Class B Common Stock do not have any right to receive dividends, unless the dividend consists of Class B Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B Common Stock paid proportionally with respect to each outstanding share of Class B Common Stock and a dividend consisting of shares of Class A Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class A Common Stock on the same terms is simultaneously paid to the holders of Class A Common Stock. Holders of Class B Common Stock do not have any right to receive a distribution upon liquidation or winding up of the Company.
The Liberty LLC Unit holders generally have the right (the “Redemption Right”) to cause Liberty LLC to acquire all or a portion of their Liberty LLC Units (and a corresponding number of shares of Class B Common Stock), for, at Liberty LLC's election, (i) shares of Class A Common Stock, at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit (and corresponding share of Class B Common Stock) redeemed, (subject to conversion rate adjustments for stock splits, stock dividends, and reclassifications and other similar transactions) or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, the Company (instead of Liberty LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit holder for, at its election, (x) one share of Class A Common Stock or (y) an equivalent amount of cash. In addition, upon a change of control of the Company, the Company has the right to require each holder of Liberty LLC Units (other than the Company) to exercise its Redemption Right with respect to some or all of such unitholder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B Common Stock will be canceled.
Net Income per Share
Basic net income per share measures the performance of an entity over the reporting period. Diluted net income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for period subsequent to the Corporate Reorganization on January 17, 2018:

($ in thousands)	Three Months Ended March 31, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$23,675
Denominator:
Basic weighted average shares outstanding	68,923,719
Basic net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.34
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$23,675
Effect of exchange of the shares of Class B Common stock for shares of Class A Common Stock	16,311
Diluted net income attributable to Liberty Oilfield Services Inc. Stockholders	$39,986
Denominator:
Basic weighted average shares outstanding	68,923,719
Effect of dilutive securities:
Restricted Stock	1,051,348
Class B Common Stock	48,207,372
Diluted weighted average shares outstanding	118,182,439
Diluted net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.34
LLC Interest Issuance
Prior to the IPO and Corporate Reorganization, as described in Note 1, Liberty Holdings issued membership interests to investors in exchange for cash consideration. Total member contributions as of December 31, 2017 were $275.7 million, net of commitment and issuance fees. On January 17, 2018, in connection with the Corporate Reorganization, these membership interests were exchanged for Liberty LLC Units. See Note 1 for additional information regarding the Corporate Reorganization.
Unit-Based Compensation
Prior to the IPO and Corporate Reorganization, Liberty Holdings issued Class B units of Liberty Holdings (“Legacy Units”) to certain eligible employees of the Company. The Legacy Units were non-voting, except with respect to such matters that units are entitled to vote as a matter of law. In such cases, each Legacy Unit entitled the holder to 1/1000th of one vote. Certain Legacy Units granted to eligible participants had an assigned benchmark value and were subject to vesting in accordance with the terms of each award letter. Upon termination of the holder's employment for any reason, Liberty Holdings had the right, but not the obligation, to repurchase from the recipient those vested Legacy Units at fair value.
The Company recognizes compensation expense for equity-based Legacy Units issued to employees based on the grant-date fair value of the awards and each award’s requisite service period. With the assistance from a third-party valuation expert, the Predecessor determined that the Legacy Units issued to employees were deemed to have a de minimis grant-date fair value based on their assigned benchmark values. In connection with the Corporate Reorganization, the unvested Legacy Units were exchanged for 1,258,514 shares of Restricted Stock with the same terms and requisite vesting conditions as the Legacy Units. There was no change in the classification of the awards, and the fair value of the awards was the same immediately before and after the exchange. As such, in accordance with ASU 2017-07, modification accounting was not applicable, and the restricted stock awards continue to be recognized at the grant date fair value of the Legacy Units.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company's unvested restricted stock activity for the three months ended March 31, 2018:

	Number of Shares	Grant Date Fair Value per Share (1)
Shares of Restricted Stock Issued in Exchange for Legacy Units	1,258,514	—
Vested	(295,157)	—
Forfeited	(3,900)	—
Outstanding at March 31, 2018	959,457	$—
(1)    As discussed above the shares of Restricted Stock retain the grant date fair value of the Legacy Units.
Long Term Incentive Plan
On January 11, 2018, the Company adopted the Long Term Incentive Plan (“LTIP”) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transaction or changes of capitalization in accordance with the LTIP, 12,908,734 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
Note 9—Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the reorganization. Deferred tax liabilities of $28.8 million have been recorded in connection with the Liberty LLC Units acquired through reorganization. The initial deferred tax liability is recorded as a long term liability and additional paid in capital on the condensed consolidated balance sheet as of March 31, 2018.
The effective combined U.S. federal and state income tax rate applicable to the Company for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through March 31, 2018 was 13.0%. The Company’s effective tax rate is significantly less than the statutory tax rate of 21.0% primarily due to the shortened taxable period, as the Company was a pass-through entity prior to the IPO, and because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $8.1 million for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through March 31, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with the R/C Energy IV Direct Partnership, L.P. and the Legacy Owners that continued to own Liberty LLC Units (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company's acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Company's Call Right, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
The term of each TRA commenced on January 17, 2018, and will continue until all such tax benefits that are subject to such TRA have been utilized or expired, unless the Company experiences a change of control (as defined in the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs are terminated early (at the Company's election or as a result of its breach), and the Company makes the termination payments specified in such TRA.
The amounts payable, as well as the timing of any payments, under the TRAs are dependent upon significant future events and assumptions, including the timing of the redemptions of Liberty LLC Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder's tax basis in its Liberty LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to the Company as a result of the Corporate Reorganization, the amount and timing of taxable income the Company generates in the future, the U.S. federal income tax rate then applicable, and the portion of the Company’s payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis. As of March 31, 2018, there have been no payments associated with the TRA.
Prior to the Corporate Reorganization, one of the Legacy Owners contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards totaling $11.1 million for federal income tax purposes and $7.8 million for certain state income tax purposes. As a result of the Company being in a net income position and the expected utilization of deferred tax assets, the tax attributes contributed to the Company included a deferred tax asset of $2.6 million. As of March 31, 2018, the Company recognized a $2.3 million payable pursuant to the TRAs, or 85% of the deferred tax asset that is expected to be realized.
Note 10—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions, which were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary. Contributions made by the Company were $3.3 million and $0 for the three months ended March 31, 2018 and 2017, respectively.
Note 11—Related Party Transactions
In connection with the Corporate Reorganization, the Company engaged in transactions with affiliates (see Note 1) including entering into two tax receivable agreements with affiliates (see Note 9). Also in conjunction with the Corporate Reorganization, Liberty Holdings contributed $2.1 million of assets to Liberty LLC, Redeemable Common Units in the amount of $42.6 million were settled (see Note 6) and $2.0 million of accrued advisory fees to Riverstone were settled.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate is to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the three months ended March 31, 2018 and 2017, were $0.2 million and $0, respectively, and there was $0.2 million and $0 payable as of March 31, 2018 and December 31, 2017. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2018 and 2017, were $3.9 million, $3.2 million, respectively. As of March 31, 2018 and December 31, 2017, $8.0 million and $4.0

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

million, respectively, of the Company’s accounts receivable, and $0 and $0.1 million, respectively, of the Company’s unbilled revenue was with the Affiliate.
The Company has an advisory agreement dated December 30, 2011 in which Riverstone is to provide certain administrative advisory services. The service fees incurred during the three months ended March 31, 2018 and 2017 were $0 and $0.8 million, respectively, and accrued as of March 31, 2018 and December 31, 2017 were $0 and $2.0 million, respectively. The amount accrued as of December 31, 2017 was settled and the agreement terminated in connection with the IPO.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. For the three months ended March 31, 2018 and 2017 the Company purchased proppant logistics equipment of $2.1 million and $3.0 million, respectively, and leased proppant logistics equipment for $1.6 million and $0.5 million, respectively. Receivables from PropX as of March 31, 2018 and December 31, 2017 were $0 and $0. Payables to PropX as of March 31, 2018 and December 31, 2017 were $0.2 million and $0.7 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, which is reflected in prepaids and other current assets.
Note 12—Commitments & Contingencies
Operating Leases
The Company leases office space, facilities, equipment, and vehicles under non-cancelable operating leases. Rent expense for the three months ended March 31, 2018 and 2017, was $7.9 million and $1.9 million, respectively.
Future minimum lease payments are as follows:

($ in thousands)
Years Ending March 31,
2019	$23,304
2020	21,008
2021	25,016
2022	8,363
2023	4,726
Thereafter	22,909
$105,326

Purchase Commitments (tons, per ton, gallons, per gallon and per rail car prices are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of March 31, 2018 and December 31, 2017, the agreements commit the Company to purchase 10,614,850 and 10,108,000 tons of proppant through December 31, 2021, during the remaining terms of the agreements at per ton prices varying from approximately $33.73 to $102.30, respectively, depending on the final delivery location and type of proppant. Amounts above include commitments to pay for transport fees on minimum amounts of proppants or railcars, including two contracts for a minimum of 100 railcars each per month at a rate of $630 to $750 per railcar, and one contract includes a $3.00 per ton fee on committed sand purchase.
Certain agreements contain a clause whereby in the event that the Company fails to purchase minimum monthly volumes, as defined in the agreement, during any particular calendar month, a shortfall fee varying from $15.00 to $35.00 will be applied to each shortfall ton. The Company has the ability to mitigate the shortfall penalty in a certain period by purchasing proppant in excess of the requirement in another period. There were no shortfalls as of March 31, 2018 and December 31, 2017.
During 2017, the Company entered into two agreements for the purchase of chemicals. As of March 31, 2018, the agreements commit the Company to purchase 25,921,500 gallons of chemicals through December 31, 2020 at prices ranging from $1.08 to $1.83 per gallon.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Future proppant, chemical and rail car commitments are as follows:

($ in thousands)
Years ended March 31,
2019	$287,825
2020	218,394
2021	83,760
2022	16,919
2023	—
$606,898
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
On February 23, 2017, SandBox Logistics, LLC and Oren Technologies, LLC (collectively, “SandBox”) filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against PropX Investments, PropX and LOS. As described in Note 11, LOS is party to the PropX Services Agreement. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” inter partes review (“IPR”) requests before the U.S. Patent and Trademark Office (“USPTO”). SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. On August 14, 2017, the court denied SandBox’s request for a preliminary injunction to prevent LOS from filing a request for an IPR with the USPTO, and the court denied SandBox’s request for reconsideration of such order on March 13, 2018. Pursuant to the parties’ stipulation, all claims and counterclaims related to one of the four patents asserted by SandBox were dismissed without prejudice on November 6, 2017. A hearing on the construction of claim terms in the remaining asserted patents occurred on March 1, 2018. LOS intends to vigorously defend against the claims brought by SandBox. The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 13—Subsequent Events
On April 24, 2018, the Board of Directors approved the issuance to certain members of management of 520,388 restricted stock units issued pursuant to the terms of the LTIP (See Note 8). The grant date fair value of the awards, based on the Company's closing price on April 24, 2018, was $19.94 per share. The awards vest in three equal installments on April 1, 2019, 2020, and 2021, with the exception of 22,115 units which vest 50% each on April 1, 2019 and 2020. In addition, 49,836 restricted stock units were issued pursuant to the terms of the LTIP to certain directors of the Company as compensation for their service on the Board of Directors. The awards fully vest on January 1, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements” and our Annual Report under the heading “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Unless the context otherwise requires, references to the terms “Company,” “we,” “us” and “our” refer to the Predecessor for periods prior to the IPO, and Liberty Oilfield Services Inc. and its consolidated subsidiaries for periods following the IPO.
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 21 active fleets in May 2018. The demand for our hydraulic fracturing services exceeds our current capacity, and we expect, based on discussions with customers, to deploy one additional fleet, as well as add additional horsepower to existing fleets, by the end of the second quarter of 2018, and two additional fleets by the end of the year, for a total of 24 active fleets, representing approximately 1,170,000 hydraulic horsepower, including additional supporting horsepower. We added two fleets during the first quarter of 2018 to bring our total active fleets to 21 as of March 31, 2018. Average active fleets during the three months ended March 31, 2018 was 19.9, compared to 11.4 for the same period in 2017. Average active fleets is calculated as our daily average of active fleets for the relevant period. Our additional fleets are currently being built to our specifications. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
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
Recently Improving Macro Conditions
In the first quarter of 2018, the price of West Texas Intermediate crude oil averaged $62.91 compared with an average of $55.27 for the fourth quarter of 2017 and an average of $51.66 for the first quarter of 2017. This has led to an increase in our customer activity levels, which is commonly measured by the active rig count. In the first quarter of 2018, the horizontal rig count averaged 831 compared with an average of 786 for the fourth quarter of 2017 and an average of 605 for the first quarter of 2017, according to a report by Baker Hughes, a GE company.
Based on these market conditions, conversations with our customers and other factors, we expect demand for frac services to remain strong during 2018, especially for high-efficiency frac fleets. We also believe that we will be able to drive increases in utilization and throughput across our fleets during the second quarter of 2018, as the weather challenges presented in the first quarter have not been present thus far in the second quarter.
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
Revenue;
Operating Income (Loss);
Net Income;
Net Income per Share;
EBITDA;
Adjusted EBITDA; and
Adjusted EBITDA per Average Active Fleet.
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
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance, including stock compensation expense related to the one time grant of restricted shares in connection with the Corporate Reorganization and IPO. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three months ended March 31, 2018, compared to three months ended March 31, 2017

	Three months ended March 31,
Description	2018	2017	Change
	(in thousands)
Revenue	$495,160	$252,394	$242,766
Cost of services, excluding depreciation and amortization shown separately	376,827	211,633	165,194
General and administrative	21,677	17,084	4,593
Depreciation and amortization	28,016	14,146	13,870
Loss (gain) on disposal of assets	80	(43)	123
Operating income	68,560	9,574	58,986
Interest expense	(6,494)	(1,452)	(5,042)
Net income before income taxes	62,066	8,122	53,944
Income tax expense	8,079	—	8,079
Net income	53,987	8,122	45,865
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	8,705	8,122	583
Less: Net income attributable to noncontrolling interest	21,607	—	21,607
Net income attributable to Liberty Oilfield Services Inc. stockholders	$23,675	$—	$23,675
Revenue
Our revenue increased $242.8 million, or 96.2%, to $495.2 million for the three months ended March 31, 2018 compared to $252.4 million for three months ended March 31, 2017. The increase was due to the combined effect of a 74.6% increase in average active fleets deployed and a 12.0% increase in revenue per average active fleet. Our revenue per average active fleet increased to approximately $24.9 million for the three months ended March 31, 2018 as compared to approximately $22.1 million for the three months ended March 31, 2017, based on 19.9 and 11.4 average active fleets deployed during those respective periods. The increase in revenue per active fleet was due to improved pricing and throughput in conjunction with increased demand for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $165.2 million, or 78.1%, to $376.8 million for the three months ended March 31, 2018 compared to $211.6 million for the three months ended March 31, 2017. The higher expense is due to an increase in services provided and reflects a $108.7 million increase attributable to materials, which was driven by a 62.2% increase in material volumes in the three months ended March 31, 2018 compared to the same period in 2017. Personnel costs increased by $33.5 million, or 93.0%, to support the increased activity, including a 74.6% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $13.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
General and Administrative Expenses
General and administrative expenses increased by $4.6 million, or 26.9%, to $21.7 million for the three months ended March 31, 2018 compared to $17.1 million for the three months ended March 31, 2017. Payroll and benefits and related office expenses increased approximately $2.0 million and $1.4 million, respectively, in connection with the increase in head count to support our expanded scope of operations and the nine fleets deployed during the twelve months ended March 31, 2018.
Depreciation and Amortization
Depreciation and amortization expense increased $13.9 million, or 98.0%, to $28.0 million for the three months ended March 31, 2018 compared to $14.1 million for the three months ended March 31, 2017, due to nine additional hydraulic fracturing fleets deployed during the twelve months ended March 31, 2018.

Operating Income
We realized operating income of $68.6 million for the three months ended March 31, 2018 compared to $9.6 million for the three months ended March 31, 2017, primarily due to the increased number of hydraulic fracturing fleets deployed and the higher revenue per average active fleet in response to increased demand for our services described above. Generally, our financial results have improved significantly due to the increased drilling and completion activity by E&P companies during the recovery of the oil and gas industry beginning in the third quarter of 2016.
Interest Expense
The increase in interest expense of $5.0 million, or 347.2%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to $1.7 million of deferred financing costs written off in connection with the pay down of 35% of the term loan and $0.9 million prepayment penalty assessed in connection with the pay down and a $1.5 million increase in interest expense due to the increased average borrowings outstanding during the three months ended March 31, 2018 compared to the same period in 2017.
Net Income before Tax Expense
We realized net income before tax expense of $62.1 million for the three months ended March 31, 2018 compared to $8.1 million for the three months ended March 31, 2017. The increase in net income is primarily attributable to our expanded scope of operations following the deployment of nine additional hydraulic fracturing fleets during the twelve months ended March 31, 2018.
Income Tax Expense
Our operations are taxed at a combined U.S. federal and state effective tax rate of 13.0%. As a pass-through entity prior to the IPO, our Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, we recognized $8.1 million of expense for the period commencing on January 17, 2018 through March 31, 2018 compared to none recognized during the three months ended March 31, 2017. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance.
Our board of directors, management, investors and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Additionally, the calculation of Adjusted EBITDA complies with the definition of Consolidated EBITDA and other provisions of our Credit Facilities. See “—Debt Agreements.”
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2018	2017	Change
	(in thousands)
Net income	$53,987	$8,122	$45,865
Depreciation and amortization	28,016	14,146	13,870
Interest expense	6,494	1,452	5,042
Income tax expense	8,079	—	8,079
EBITDA	$96,576	$23,720	$72,856
Fleet start-up costs	3,309	4,612	(1,303)
Asset acquisition costs	—	1,354	(1,354)
Loss (gain) on disposal of assets	80	(43)	123
Advisory services fees	202	794	(592)
Adjusted EBITDA	$100,167	$30,437	$69,730
EBITDA was $96.6 million for the three months ended March 31, 2018 compared to $23.7 million for the three months ended March 31, 2017. Adjusted EBITDA was $100.2 million for the three months ended March 31, 2018 compared to $30.4 million for the three months ended March 31, 2017. Annualized Adjusted EBITDA per average active fleet was $20.4 million for the three months ended March 31, 2018 compared to $10.8 million for the three months ended March 31, 2017. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
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
On January 17, 2018, we completed our IPO of 14,640,755 shares of our Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by us and 300,541 shares were offered by the selling shareholder. We received approximately $220.0 million in net proceeds after deducting approximately $13.4 million of underwriting discounts and commissions and $10.4 million of other offering costs. We did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. We used approximately $25.9 million of net proceeds from the IPO to redeem ownership in Liberty LLC from the Legacy Owners and contributed the remaining proceeds to Liberty LLC in exchange for the Liberty LLC Units. Liberty LLC used a portion of the net proceeds (i) to fully repay our outstanding borrowings and accrued interest under our ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of our outstanding borrowings, accrued interest and prepayment premium under our Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of our 2018 and other future capital expenditures. Our cash on hand, expected cash flow from operations and availability under our Credit Facilities are expected to be sufficient to meet the Company’s liquidity requirements for the next twelve months.
Cash and cash equivalents increased by $81.7 million to $98.1 million as of March 31, 2018 compared to $16.3 million as of December 31, 2017, primarily attributable to net proceeds from the IPO. Going forward, we intend to finance the majority of our capital expenditures, contractual obligations and working capital needs with proceeds from the IPO and operating cash flows. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$30,702	$84,289	$(53,587)
Net cash used in investing activities	(54,734)	(124,622)	69,888
Net cash provided by financing activities	105,781	41,675	64,106
Net increase in cash and cash equivalents	$81,749	$1,342	$80,407
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2018 and 2017
Operating Activities. Net cash provided by operating activities was $30.7 million for the three months ended March 31, 2018, compared to $84.3 million for the three months ended March 31, 2017. The $53.6 million decrease in cash from operating activities was attributable to a $53.7 million increase in working capital for the three months ended March 31, 2018 compared to a $62.0 million decrease for the prior period, offset by a $45.9 million increase in net income and a $16.2 million increase in other non-cash expense items such as depreciation and amortization.
Investing Activities. Net cash used in investing activities was $54.7 million for the three months ended March 31, 2018, compared to $124.6 million for the three months ended March 31, 2017. Capital expenditures, including amounts in Accounts Payable and Accrued Liabilities, were $82.9 million for the three months ended March 31, 2018 compared to $136.5 million for the three months end March 31, 2017. The $69.9 million decrease in net cash used in investing activities was primarily due to the acquisition of Titan Frac Services LLC during the three months ended March 31, 2017.
Financing Activities. Net cash provided by financing activities was $105.8 million for the three months ended March 31, 2018, compared to $41.7 million for the three months ended March 31, 2017. The $64.1 million increase in cash provided by financing activities was primarily due to $204.3 million in proceeds from the IPO, offset by $93.1 million net repayments on debt, and $39.8 million in proceeds from issuance of redeemable common units received during the three months ended March 31, 2017.
Debt Agreements
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2018, the borrowing base was calculated to be $213.0 million with no amounts drawn and an outstanding letter of credit for $0.2 million, leaving $212.8 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The ABL Facility is not subject to financial covenants unless liquidity, as defined in the ABL Facility credit agreement, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility credit agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. The Company was in compliance with these covenants as of March 31, 2018.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the reorganization. Deferred tax liabilities of $28.8 million have been recorded in connection with the Liberty LLC Units acquired through the Corporate Reorganization.
The effective combined U.S. federal and state income tax rate applicable to the Company for the three months ended March 31, 2018 was 13.0%. The Company’s effective tax rate is significantly less than the statutory tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $8.1 million for the three months ended March 31, 2018.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into the TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company's acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Company's Call Right, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
With respect to obligations the Company expects to incur under the TRAs (except in cases where the Company elects to terminate the TRAs early, the TRAs are terminated early due to certain mergers, asset sales, or other changes of control or the Company has available cash but fails to make payments when due), generally the Company may elect to defer payments due under the TRAs if the Company does not have available cash to satisfy its payment obligations under the TRAs or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the TRAs generally will accrue interest. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRAs. The Company accounts for amounts payable under the TRAs in accordance with ASC Topic 450, Contingent Consideration.
If the Company experiences a change of control (as defined under the TRAs) or the TRAs otherwise terminate early, the Company’s obligations under the TRAs could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the combined financial statements included in the Annual Report).  We believe that some of our accounting policies involve a higher degree of judgment and complexity than others.  As of December 31, 2017, our critical accounting policies included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets, accounting for derivative instruments, and accounting for abnormally low production levels.  These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2018, the Company adopted Accounting Standard Codification Topic 606-Revenue from Contracts with Customers (see Note 1 to the condensed consolidated and combined financial statements included in this Form 10-Q). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2017.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of March 31, 2018, except for the operating leases and purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 12—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
At March 31, 2018, we had $113.5 million of debt outstanding, with a weighted average interest rate of 9.5%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceeding

On February 23, 2017, SandBox filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against Proppant Express Investments, LLC, PropX, and LOS. LOS is party to a services agreement with PropX. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” IPR requests before the USPTO. SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. On August 14, 2017, the court denied SandBox’s request for a preliminary injunction to prevent LOS from filing a request for an IPR with the USPTO, and the court denied SandBox’s request for reconsideration of such order on March 13, 2018. Pursuant to the parties’ stipulation, all claims and counterclaims related to one of the four patents asserted by SandBox were dismissed without prejudice on November 6, 2017. A hearing on the construction of claim terms in the remaining asserted patents occurred on March 1, 2018. We intend to vigorously defend ourselves against the claims brought by SandBox.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 11, 2018, our registration statement on Form S-1, as amended (File No. 333-216050), filed in connection with our IPO, was declared effective by the SEC and, on January 17, 2018, we closed our IPO consisting of 14,640,755 shares of our Class A Common Stock, of which 14,340,214 shares were issued and sold by us and 300,541 shares were sold by the selling shareholder, in each case at a public offering price of $17.00 per share. Morgan Stanley & Co. LLC acted as the representative of the several underwriters in our IPO. Following the sale of the shares in connection with the closing of our IPO and the sale of shares subject to the option referenced above, the offering was concluded. In our IPO, we received approximately $220.0 million in net proceeds, after deducting underwriting discounts and commissions of $13.4 million and $10.4 million of other offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Company used $25.9 million of net proceeds to redeem Liberty LLC Units from the Legacy Owners. The Company contributed the remaining net proceeds to Liberty LLC in exchange for Liberty LLC Units. Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
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

10.8
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.9
Second Amendment and Parent Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.10
Amendment and Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.11
Second Amendment and Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.12	Indemnification Agreement (Christopher A. Wright) (2)†

10.13	Indemnification Agreement (Michael Stock) (2)†

10.14	Indemnification Agreement (Ron Gusek) (2)†

10.15	Indemnification Agreement (Brett Staffieri) (2)†

10.16	Indemnification Agreement (N. John Lancaster Jr.) (2)†

10.17	Indemnification Agreement (Cary D. Steinbeck) (2)†

10.18	Indemnification Agreement (Peter A. Dea) (2)†

10.19	Indemnification Agreement (William F. Kimble) (2)†

10.20	Indemnification Agreement (Ken Babcock) (2)†

10.21	Indemnification Agreement (Jesal Shah) (2)†

10.22	Indemnification Agreement (R. Sean Elliot) (2)†

10.23	Indemnification Agreement (Ryan T. Gosney) (2)†

10.24	Form of Restricted Stock Unit Award Agreement †*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K, filed on March 23, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	May 10, 2018	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)
/s/ Michael Stock
Date:	May 10, 2018	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)
/s/ Ryan T. Gosney
Date:	May 10, 2018	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)