Form 10-Q
period 2018-06-30
Liberty Oilfield Services Inc.
filed 2018-08-03
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 31, 2018 the registrant had 69,958,113 shares of Class A Common Stock and 48,207,372 shares of Class B Common Stock outstanding.

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

ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$83,331	$16,321
Accounts receivable—trade	221,464	195,961
Accounts receivable—related party	4,106	3,984
Unbilled revenue	118,280	58,784
Unbilled revenue—related party	—	59
Inventories	62,374	55,524
Prepaid and other current assets	29,237	21,396
Total current assets	518,792	352,029
Property and equipment, net	561,014	494,776
Other assets	11,751	5,298
Total assets	$1,091,557	$852,103
Liabilities and Equity
Current liabilities:
Accounts payable	$93,288	$66,846
Accrued liabilities:
Accrued vendor invoices	64,575	78,646
Operational accruals	13,276	32,208
Accrued salaries and benefits	22,326	24,990
Deferred revenue	3,844	9,231
Accrued interest and other	8,013	6,573
Accrued liabilities—related party	—	2,000
Current portion of long-term debt, net of discount of $1,375 and $1,739, respectively	375	11
Total current liabilities	205,697	220,505
Long-term debt, net of discount of $4,448 and $6,466, respectively, less current portion	106,830	196,346
Deferred tax liability	37,243	—
Payable pursuant to tax receivable agreement	2,291	—
Total liabilities	352,061	416,851
Commitments & contingencies (Note 12)
Redeemable common units	—	42,486
Members’ equity:
Members’ equity	—	392,766
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 69,958,113 issued and outstanding as of June 30, 2018 and none issued and outstanding as of December 31, 2017	700	—
Class B, $0.01 par value, 400,000,000 shares authorized and 48,207,372 issued and outstanding as of June 30, 2018 and none issued and outstanding as of December 31, 2017	482	—
Additional paid in capital	349,488	—
Retained earnings	73,270	—
Total stockholders’ equity	423,940	—
Noncontrolling interest	315,556	—
Total equity	739,496	392,766
Total liabilities and equity	$1,091,557	$852,103
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Revenue	$628,084	$334,740	$1,119,182	$583,958
Revenue—related parties	—	11,985	4,062	15,161
Total revenue	628,084	346,725	1,123,244	599,119
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	455,469	267,626	832,296	479,259
General and administrative	27,313	20,022	48,990	37,106
Depreciation and amortization	30,606	17,521	58,622	31,667
Loss (gain) on disposal of assets	485	10	565	(33)
Total operating costs and expenses	513,873	305,179	940,473	547,999
Operating income	114,211	41,546	182,771	51,120
Other expense:
Interest expense	(3,540)	(1,750)	(10,034)	(3,202)
Interest expense related party	—	(761)	—	(761)
Total interest expense	(3,540)	(2,511)	(10,034)	(3,963)
Net income before income taxes	110,671	39,035	172,737	47,157
Income tax expense	15,930	—	24,009	—
Net income	94,741	39,035	148,728	47,157
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	39,035	8,705	47,157
Less: Net income attributable to noncontrolling interests	45,146	—	66,753	—
Net income attributable to Liberty Oilfield Services Inc. stockholders	$49,595	$—	$73,270	$—

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.72		$1.06
Diluted	$0.71		$1.05
Weighted average common shares outstanding:
Basic	69,020		68,977
Diluted	118,638		118,407
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statement of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Members’ Equity	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—	—	—	—	—	—	—	$392,766
Return on redeemable common units	(149)	—	—	—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—	—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—	$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207	560	482	446,824	—	447,866	—	46,544
Net deferred tax liability due to corporate reorganization	—	—	—	—	—	(28,620)	—	(28,620)	—	(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—	143	—	220,117	—	220,260	—	220,260
Redemption of Legacy Ownership, net of underwriter discount	—	(1,609)	—	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of restricted stock	—	1,258	—	13	—	(13)	—	—	—	—
Liability due to tax receivable agreement	—	—	—	—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO	—	—	—	—	—	(261,844)	—	(261,844)	261,844	—
Distributions paid to noncontrolling interest unitholders	—	—	—	—	—	—	—	—	(13,041)	(13,041)
Restricted stock forfeited	—	(17)	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,196	—	1,196	—	1,196
Net income subsequent to the Corporate Reorganization and IPO	—	—	—	—	—	—	73,270	73,270	66,753	140,023
Balance—June 30, 2018	$—	69,958	48,207	$700	$482	$349,488	$73,270	$423,940	$315,556	$739,496

See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$148,728	$47,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,622	31,667
Loss (gain) on disposal of assets	565	(33)
Amortization of debt issuance costs	2,868	280
Inventory write-down	3,389	259
Stock based compensation expense	1,196	—
Deferred tax expense	8,447	—
Changes in operating assets and liabilities:
Accounts receivable	(25,503)	(84,500)
Accounts receivable—related party	(122)	(2,216)
Unbilled revenue	(59,496)	(23,543)
Unbilled revenue—related party	59	2,487
Inventories	(10,239)	(10,891)
Prepaid and other current assets	(24,088)	(11,984)
Accounts payable and accrued liabilities	4,775	95,834
Accounts payable and accrued liabilities—related party	—	1,044
Net cash provided by operating activities	109,201	45,561
Cash flows from investing activities:
Capital expenditures	(140,861)	(205,151)
Proceeds from disposal of assets	3,018	264
Net cash used in investing activities	(137,843)	(204,887)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	230,174	—
Redemption of LLC Units from Legacy Owners	(25,897)	—
Repayments of borrowings on term loan	(61,535)	(6,000)
Proceeds from borrowings on line-of-credit	—	56,000
Repayments of borrowings on line-of-credit	(30,000)	—
Proceeds from Liberty Oilfield Services Holdings LLC	2,115	—
Proceeds from related party bridge loans	—	60,000
Payments on capital lease obligations	—	(119)
Payments of debt issuance costs	(282)	(1,224)
Proceeds from issuance of redeemable common units	—	39,794
Distributions paid to noncontrolling interest unitholders	(13,041)	—
Payment of deferred equity offering costs	(5,882)	—
Net cash provided by financing activities	95,652	148,451
Net increase (decrease) in cash and cash equivalents	67,010	(10,875)
Cash and cash equivalents—beginning of period	16,321	11,484
Cash and cash equivalents—end of period	$83,331	$609
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,026	$—
Cash paid for interest	$7,555	$3,438
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,269	$23,280
Related party bridge loans exchanged for Redeemable Class 2 Common Units	$—	$60,761
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (as detailed below, the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership in Liberty LLC.
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

•
Certain of the Legacy Owners directly or indirectly contributed all or a portion of their Liberty LLC Units to the Company in exchange for 55,685,027 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), and 1,258,514 restricted shares of Class A Common Stock. Subsequent to the initial exchange, 1,609,122 shares of Class A Common Stock were redeemed for an aggregate price of $25.9 million, upon the exercise of the underwriters’ overallotment option;

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

Initial Public Offering
On January 17, 2018 the Company completed its IPO of 14,640,755 shares of its Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by the Company and 300,541 were offered by the selling shareholder. The Company received $220.3 million net proceeds from the IPO, after deducting approximately $13.4 million in underwriting discounts and commissions and $10.1 million of other offering costs. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. The Company used $25.9 million of net proceeds to redeem ownership interests in Liberty LLC from the Legacy Owners. The Company contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures. As of June 30, 2018, the Company owns 59.2% of Liberty LLC.
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements included in the 2017 Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated and combined financial statements and related notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three and six months ended June 30, 2018 and the combined financial position, results of operations, and cash flows of the Predecessor as of December 31, 2017 and for the three and six months ended June 30, 2017. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2018.
All intercompany amounts have been eliminated in the presentation of these unaudited condensed consolidated and combined financial statements. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented. The condensed consolidated and combined financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The condensed consolidated and combined financial statements may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. In the opinion of management, the adjustments necessary for a fair presentation of the combined financial statements in accordance with GAAP have been made. Such adjustments are of a normal recurring nature.
The unaudited condensed consolidated and combined financial statements for periods prior to January 17, 2018, reflect the historical results of Predecessor. The unaudited condensed consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control.
Note 2—Significant Accounting Policies
Revenue Recognition
Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, Accounting Standard Codification (“ASC”) Topic 606-Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method; accordingly, the comparative information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to the condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and six months ended June 30, 2018.
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
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

accompanying condensed consolidated and combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of June 30, 2018, the Company had $3.8 million recorded as deferred revenue related to the unearned portion of a prepayment from an existing customer to secure additional services from a new fleet by the end of 2017. The new fleet commenced services in December 2017, and the Company applies the prepayment in accordance with the customer agreement as services are performed. During the three and six months ended June 30, 2018, the Company recognized $2.9 million and $5.4 million of the prepayment to revenue, respectively.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the combined statement of operations. Start-up costs for the three and six months ended June 30, 2018 were $3.3 million and $6.6 million, respectively, related to one and three new fleets deployed during each respective period. Start-up costs for the three and six months ended June 30, 2017 were $4.3 million and $8.9 million, respectively, related to four and six new fleets deployed during each respective period. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
The terms and conditions of the Credit Facilities, defined herein, between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 5).
Recently Adopted Accounting Standards
In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company did not record a cumulative effect adjustment to the opening balance of retained earnings, as no adjustment was necessary. The adoption of this standard did not impact the Company’s reported revenue, net income or cash flows.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of ASU 2016-01 did not have a material impact on the condensed consolidated and combined financial statements of the Company.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight different issues, intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the condensed consolidated and combined financial statements of the Company.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. The adoption of ASU 2016-16 did not have a material impact on the condensed consolidated and combined financial statements of the Company.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 is applied prospectively. The amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this guidance did not materially impact its condensed consolidated and combined financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated and combined financial statements as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated and combined financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated and combined financial statements.
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2018	2017
Proppants	$32,588	$30,523
Chemicals	10,731	10,660
Maintenance parts	19,055	14,341
	$62,374	$55,524
As of June 30, 2018, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $3.4 million, included as a component in cost of services in the condensed consolidated statements of income for the three and six month periods ended June 30, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2018	2017
Land	N/A	$5,400	$4,495
Field services equipment	2-7	684,397	572,096
Vehicles	4-7	60,500	60,815
Buildings and facilities	5-30	26,917	24,260
Office equipment, furniture, and software	2-7	6,173	5,879
		783,387	667,545
Less accumulated depreciation and amortization		(255,548)	(198,453)
		527,839	469,092
Construction in-progress	N/A	33,175	25,684
		$561,014	$494,776
Depreciation expense for the three months ended June 30, 2018 and 2017 was $30.6 million and $17.5 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized depreciation expense of $58.6 million and $31.7 million, respectively.
Note 5—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2018	2017
Term Loan Outstanding	$113,028	$174,562
Revolving Line of Credit	—	30,000
Deferred financing costs and original issue discount	(5,823)	(8,205)
Total debt, net of deferred financing costs and original issue discount	$107,205	$196,357
Current portion of long-term debt, net of discount	$375	$11
Long-term debt, net of discount and current portion	106,830	196,346
	$107,205	$196,357
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2018, the borrowing base was calculated to be $235.4 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $235.1 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $113.0 million remained outstanding as of June 30, 2018. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.7% as of June 30, 2018. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Credit Facilities are not subject to financial covenants unless liquidity, as defined in the respective credit agreements, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement governing the ABL Credit Facility, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days.
The Company was in compliance with these covenants as of June 30, 2018.
Maturities of debt are as follows:

($ in thousands)
Year Ending June 30,
2019	$1,750
2020	2,188
2021	1,750
2022	1,312
2023	106,028
$113,028
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the six months ended June 30, 2018 and 2017.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at June 30, 2018 and December 31, 2017.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at June 30, 2018 and December 31, 2017, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at June 30, 2018 and December 31, 2017, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the combined financial statements. There were no such measurements required as of June 30, 2018 and December 31, 2017.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $83.3 million and $16.3 million as of June 30, 2018 and December 31, 2017, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have stated payment terms of 45 days or less. As of June 30, 2018 and December 31, 2017, one customer accounted for 16% and 22% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended June 30, 2018 and 2017, one customer accounted for 15% and 28% of total revenue, respectively. During the six months ended June 30, 2018 and 2017, one customer accounted for 16% and 30% of total revenue, respectively.
As of June 30, 2018 and December 31, 2017, the Company had no provision for doubtful accounts.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 8—Equity
Preferred Stock
As of June 30, 2018 the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 69,958,113 shares of Class A Common Stock outstanding as of June 30, 2018, which includes 937,716 shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total 48,207,372 shares of Class B Common Stock outstanding as of June 30, 2018. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
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
The Liberty LLC Unit holders generally have the right (the “Redemption Right”) to cause Liberty LLC to acquire all or a portion of their Liberty LLC Units (and a corresponding number of shares of Class B Common Stock), for, at Liberty LLC’s election, (i) shares of Class A Common Stock, at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit (and corresponding share of Class B Common Stock) redeemed, (subject to conversion rate adjustments for stock splits, stock dividends, and reclassifications and other similar transactions) or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, the Company (instead of Liberty LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit holder for, at its election, (x) one share of Class A Common Stock or (y) an equivalent amount of cash. In addition, upon a change of control of the Company, the Company has the right to require each holder of Liberty LLC Units (other than the Company) to exercise its Redemption Right with respect to some or all of such unitholder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B Common Stock will be canceled.
Net Income per Share
Basic net income per share measures the performance of an entity over the reporting period. Diluted net income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for period subsequent to the Corporate Reorganization on January 17, 2018:

(In thousands, except per share data)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$49,595	$73,270
Denominator:
Basic weighted average shares outstanding	69,020	68,977
Basic net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.72	$1.06
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$49,595	$73,270
Effect of exchange of the shares of Class B Common stock for shares of Class A Common Stock	34,171	50,482
Diluted net income attributable to Liberty Oilfield Services Inc. Stockholders	$83,766	$123,752
Denominator:
Basic weighted average shares outstanding	69,020	68,977
Effect of dilutive securities:
Restricted stock	948	994
Restricted stock units	463	229
Class B Common Stock	48,207	48,207
Diluted weighted average shares outstanding	118,638	118,407
Diluted net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.71	$1.05
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
Unit-Based Compensation
Prior to the IPO and Corporate Reorganization, Liberty Holdings issued Class B units of Liberty Holdings (“Legacy Units”) to certain eligible employees of the Company. The Legacy Units were non-voting, except with respect to such matters that units are entitled to vote as a matter of law. In such cases, each Legacy Unit entitled the holder to 1/1000th of one vote. Certain Legacy Units granted to eligible participants had an assigned benchmark value and were subject to vesting in accordance with the terms of each award letter. Upon termination of the holder’s employment for any reason, Liberty Holdings had the right, but not the obligation, to repurchase from the recipient those vested Legacy Units at fair value.
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
The following table summarizes the Company’s unvested restricted stock activity for the six months ended June 30, 2018:

	Number of Shares	Grant Date Fair Value per Share (1)
Shares of Restricted Stock Issued in Exchange for Legacy Units	1,258,514	—
Vested	(303,737)	—
Forfeited	(17,061)	—
Outstanding at June 30, 2018	937,716	$—
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
Restricted Stock Units
Restricted stock units (RSUs) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2018 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2017	—	$—
Granted	900,876	19.99
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2018	900,876	$19.99
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated and combined statements of income. The Company recognized stock based compensation expense of $1.2 million for the three and six months ended June 30, 2018. The Company recognized no stock based compensation expense prior to the Corporate Reorganization. There was approximately $16.8 million of unrecognized compensation expense relating to outstanding RSUs as of June 30, 2018. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.8 years.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 9—Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the Corporate Reorganization. Deferred tax liabilities of $28.6 million have been recorded in connection with the Liberty LLC Units acquired through reorganization. The initial deferred tax liability is recorded as a long term liability and additional paid in capital on the condensed consolidated balance sheet as of June 30, 2018.
The effective combined U.S. federal and state income tax rate applicable to the Company for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through June 30, 2018 was 13.9%. The Company’s effective tax rate is significantly less than the statutory tax rate of 21.0% primarily due to the shortened taxable period, as the Company was a pass-through entity prior to the IPO, and because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $24.0 million for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through June 30, 2018, and $15.9 million during the three months ended June 30, 2018.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with the R/C Energy IV Direct Partnership, L.P. and the Legacy Owners that continued to own Liberty LLC Units (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Company’s Call Right, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
The term of each TRA commenced on January 17, 2018, and will continue until all such tax benefits that are subject to such TRA have been utilized or expired, unless the Company experiences a change of control (as defined in the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs are terminated early (at the Company’s election or as a result of its breach), and the Company makes the termination payments specified in such TRA.
The amounts payable, as well as the timing of any payments, under the TRAs are dependent upon significant future events and assumptions, including the timing of the redemptions of Liberty LLC Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Liberty LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to the Company as a result of the Corporate Reorganization, the amount and timing of taxable income the Company generates in the future, the U.S. federal income tax rate then applicable, and the portion of the Company’s payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis. As of June 30, 2018, there have been no payments associated with the TRA.
Prior to the Corporate Reorganization, one of the Legacy Owners contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards totaling $11.1 million for federal income tax purposes and $7.8 million for certain state income tax purposes. As a result of the Company being in a net income position and the expected utilization of deferred tax assets, the tax attributes contributed to the Company included a deferred tax asset of $2.6 million. As of June 30, 2018, the Company recognized a $2.3 million payable pursuant to the TRAs, or 85% of the deferred tax asset that is expected to be realized.
Note 10—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions, which were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary. Contributions made by the Company were $6.7 million and

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

$1.2 million for the six months ended June 30, 2018 and 2017, respectively, and $3.4 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively.
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
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate is to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the three and six months ended June 30, 2018, were $0 and $0.2 million, respectively, and $0 during the three and six months ended June 30, 2017. There was $0 payable as of June 30, 2018 and December 31, 2017. During June 2018, the Services Agreement was terminated.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2018 and 2017, was $0 and $12.0 million, respectively, and $3.9 million and $15.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $4.1 million and $4.0 million, respectively, of the Company’s accounts receivable, and $0 and $0.1 million, respectively, of the Company’s unbilled revenue was with the Affiliate.
The Company has an advisory agreement dated December 30, 2011 in which Riverstone is to provide certain administrative advisory services. The service fees incurred during the three months ended June 30, 2018 and 2017 were $0 and $0.3 million, respectively, and $0 and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. Fees accrued as of June 30, 2018 and December 31, 2017 were $0 and $2.0 million, respectively. The amount accrued as of December 31, 2017 was settled and the agreement terminated in connection with the IPO.
During 2016, Liberty Holdings entered into a future commitment to invest and become a noncontrolling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. For the three months ended June 30, 2018 and 2017 the Company purchased proppant logistics equipment of $0 and $2.9 million, respectively, and leased proppant logistics equipment for $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017 the Company made purchases of $2.1 million and $5.8 million, respectively and lease payments of $2.7 million and $1.4 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, of which $1.6 million and $2.2 million was recognized as expense to costs of goods sold during the three and six months ended June 30, 2018 and $3.3 million remains outstanding as of June 30, 2018, which is reflected in prepaids and other current assets. Receivables from PropX as of June 30, 2018 and December 31, 2017 were $0. Payables to PropX as of June 30, 2018 and December 31, 2017 were $0.9 million and $0.7 million, respectively.
Note 12—Commitments & Contingencies
Operating Leases
The Company leases office space, facilities, equipment, railcars, and vehicles under non-cancelable operating leases. Rent expense for the three months ended June 30, 2018 and 2017, was $9.4 million and $7.6 million, respectively, and $17.3 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Future minimum lease payments are as follows:

($ in thousands)
Year Ending June 30,
2019	$26,502
2020	27,245
2021	29,272
2022	7,330
2023	4,373
Thereafter	28,100
$122,822

Purchase Commitments (tons, per ton, gallons, per gallon and per rail car prices are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of June 30, 2018 and December 31, 2017, the agreements commit the Company to purchase 12,237,000 and 10,108,000 tons, respectively, of proppant through December 31, 2021, during the remaining terms of the agreements at per ton prices varying from approximately $33.73 to $102.30, respectively, depending on the final delivery location and type of proppant. Amounts above include commitments to pay for transport fees on minimum amounts of proppants or railcars, including two contracts for a minimum of 100 railcars each per month at a rate of $630 to $750 per railcar, and one contract includes a $3.00 per ton fee on committed sand purchases.
Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum monthly volumes, as defined in the agreement, during any particular calendar month, a shortfall fee varying from $12.50 to $25.00 will be applied to each shortfall ton. The Company has the ability to mitigate the shortfall penalty in a certain period by purchasing proppant in excess of the requirement in another period. There were no shortfalls as of June 30, 2018.
As of June 30, 2018, the Company has commitments to purchase 23,565,000 gallons of chemicals through December 31, 2020 at prices ranging from $1.08 to $1.83 per gallon.
Future proppant, chemical and rail car commitments are as follows:

($ in thousands)
Years ended June 30,
2019	$325,960
2020	262,377
2021	126,865
2022	12,229
2023	—
$727,431
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
On February 23, 2017, SandBox Logistics, LLC and Oren Technologies, LLC (collectively, “SandBox”) filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against PropX Investments, PropX and LOS. As described in Note 11, LOS is party to the PropX Services Agreement. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” inter partes review (“IPR”) requests before the U.S. Patent and Trademark Office (“USPTO”). In July 2018, SandBox requested permission from the court to allege additional breach of contract claims against LOS, including alleged breaches of a confidentiality

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

agreement and an exclusive purchasing covenant. SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. LOS intends to vigorously defend against the claims brought by SandBox. The Company cannot predict with any degree of certainty the outcome of the suit.
Note 13—Subsequent Events
On August 1, 2018 the Company announced its first quarterly dividend of $0.05 per share of Class A common stock, to be paid on September 20, 2018 to holders of record as of September 6, 2018. Additionally, Liberty LLC will make a distribution of $0.05 per unit on September 20, 2018 to holders of record of Liberty LLC Units as of September 6, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements” and our Annual Report under the heading “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Unless the context otherwise requires, references to the terms “Company,” “we,” “us” and “our” refer to the Predecessor for periods prior to the IPO, and Liberty Oilfield Services Inc. and its consolidated subsidiaries for periods following the IPO.
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 22 active fleets in August 2018. The demand for our hydraulic fracturing services exceeds our current capacity, and we expect, based on discussions with customers, to deploy one additional fleet, as well as add additional horsepower to existing fleets, during the fourth quarter of 2018, and add one additional fleet during the first quarter of 2019, for a total of 24 active fleets, representing approximately 1,170,000 hydraulic horsepower, including additional supporting horsepower. We added three fleets during the six months ended June 30, 2018 to bring our total active fleets to 22 as of June 30, 2018. Average active fleets during the six months ended June 30, 2018 and 2017 was 20.4 and 13.1, respectively, and 21.3 and 14.5 during the three months ended June 30, 2018 and 2017, respectively. Average active fleets is calculated as our daily average of active fleets for the relevant period. Our additional fleets are currently being built to our specifications. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
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
Macro Conditions
In the second quarter of 2018, the price of West Texas Intermediate crude oil averaged $68.02 compared with an average of $62.91 for the first quarter of 2018 and an average of $48.14 for the second quarter of 2017. This has led to an increase in our customer activity levels, which is commonly measured by the active rig count. In the second quarter of 2018, the horizontal rig count in North America averaged 911 compared to 831 in the first quarter of 2018 and 747 for the second quarter of 2017, according to a report by Baker Hughes, a GE company.
Although there is uncertainty in the market about the potential effect of Permian Basin takeaway constraints, Liberty's operations in Permian continue to grow and thrive. The developing imbalance for frac services in the Permian has not yet impacted Liberty fleets. Markets outside the Permian remain constructive. Based on these market conditions, the diversity of

Liberty's operating footprint, conversations with our customers and other factors, we expect demand for frac services to remain strong during 2018, especially for our high-efficiency frac fleets.
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
Revenue;
Operating Income (Loss);
Net Income;
Net Income per Share;
EBITDA;
Adjusted EBITDA; and
Annualized Adjusted EBITDA per Average Active Fleet.
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
EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA per Average Active Fleet
We view EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA per Average Active Fleet as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance. Average Active Fleets is calculated as the daily average of the number of active fleets for the period presented. Annualized Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA annualized, divided by the Average Active Fleets for the same period. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three months ended June 30, 2018, compared to three months ended June 30, 2017

	Three months ended June 30,
Description	2018	2017	Change
	(in thousands)
Revenue	$628,084	$346,725	$281,359
Cost of services, excluding depreciation and amortization shown separately	455,469	267,626	187,843
General and administrative expenses	27,313	20,022	7,291
Depreciation and amortization	30,606	17,521	13,085
Loss (gain) on disposal of assets	485	10	475
Operating income	114,211	41,546	72,665
Interest expense	(3,540)	(2,511)	(1,029)
Net income before income taxes	110,671	39,035	71,636
Income tax expense	15,930	—	15,930
Net income	94,741	39,035	55,706
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	—	39,035	(39,035)
Less: Net income attributable to noncontrolling interest	45,146	—	45,146
Net income attributable to Liberty Oilfield Services Inc. stockholders	$49,595	$—	$49,595
Revenue
Our revenue increased $281.4 million, or 81.1%, to $628.1 million for the three months ended June 30, 2018 compared to $346.7 million for three months ended June 30, 2017. The increase was due to the combined effect of a 46.9% increase in average active fleets deployed and a 23.3% increase in revenue per average active fleet. Our revenue per average active fleet increased to approximately $29.5 million for the three months ended June 30, 2018 as compared to approximately $23.9 million for the three months ended June 30, 2017, based on 21.3 and 14.5 average active fleets deployed during those respective periods. The increase in revenue per active fleet was due to improved pricing and throughput in conjunction with increased demand for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $187.8 million, or 70.2%, to $455.5 million for the three months ended June 30, 2018 compared to $267.6 million for the three months ended June 30, 2017. The higher expense is due to an increase in services provided and reflects a $129.0 million increase attributable to materials, which was driven by a 56.6% increase in material volumes in the three months ended June 30, 2018 compared to the same period in 2017. Personnel costs increased by $26.2 million, or 53.2%, to support the increased activity, including a 46.9% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $22.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
General and Administrative Expenses
General and administrative expenses increased by $7.3 million, or 36.4%, to $27.3 million for the three months ended June 30, 2018 compared to $20.0 million for the three months ended June 30, 2017. Payroll and benefits and related office expenses increased approximately $2.5 million and $1.7 million, respectively, in connection with the increase in head count to support our expanded scope of operations and the six fleets deployed during the twelve months ended June 30, 2018. In addition, non-cash stock based compensation expense of $1.1 million was recognized during the three months ended June 30, 2018 compared to $0 during the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $13.1 million, or 74.7%, to $30.6 million for the three months ended June 30, 2018 compared to $17.5 million for the three months ended June 30, 2017, due to six additional hydraulic fracturing fleets deployed during the twelve months ended June 30, 2018.

Operating Income
We realized operating income of $114.2 million for the three months ended June 30, 2018 compared to $41.5 million for the three months ended June 30, 2017, primarily due to the increased number of hydraulic fracturing fleets deployed and the higher revenue per average active fleet in response to increased demand for our services described above. Generally, our financial results have improved significantly due to the increased drilling and completion activity by E&P companies during the recovery of the oil and gas industry beginning in the third quarter of 2016.
Interest Expense
The increase in interest expense of $1.0 million, or 41.0%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to $1.7 million of deferred financing costs written off in connection with the pay down of 35% of the term loan and $0.9 million prepayment penalty assessed in connection with the pay down offset by a $0.8 million decrease in related party interest expense and a $0.8 million decrease in interest expense due to the lower average borrowings outstanding during the three months ended June 30, 2018 compared to the same period in 2017.
Net Income before Tax Expense
We realized net income before tax expense of $110.7 million for the three months ended June 30, 2018 compared to $39.0 million for the three months ended June 30, 2017. The increase in net income is primarily attributable to our expanded scope of operations following the deployment of six additional hydraulic fracturing fleets during the twelve months ended June 30, 2018.
Income Tax Expense
Our operations are taxed at a combined U.S. federal and state effective tax rate of 13.9%. As a pass-through entity prior to the IPO, our Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. We recognized $15.9 million of expense for the three months ended June 30, 2018 compared to $0 recognized during the three months ended June 30, 2017. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.
Six months ended June 30, 2018, compared to six months ended June 30, 2017

	Six months ended June 30,
Description	2018	2017	Change
	(in thousands)
Revenue	$1,123,244	$599,119	$524,125
Cost of services, excluding depreciation and amortization shown separately	832,296	479,259	353,037
General and administrative expenses	48,990	37,106	11,884
Depreciation and amortization	58,622	31,667	26,955
Loss (gain) on disposal of assets	565	(33)	598
Operating income	182,771	51,120	131,651
Interest expense	(10,034)	(3,963)	(6,071)
Net income before income taxes	172,737	47,157	125,580
Income tax expense	24,009	—	24,009
Net income	148,728	47,157	101,571
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	8,705	47,157	(38,452)
Less: Net income attributable to noncontrolling interest	66,753	—	66,753
Net income attributable to Liberty Oilfield Services Inc. stockholders	$73,270	$—	$73,270
Revenue
Our revenue increased $524.1 million, or 87.5%, to $1,123.2 million for the six months ended June 30, 2018 compared to $599.1 million for six months ended June 30, 2017. The increase was due to the combined effect of a 55.7% increase in average active fleets deployed and a 20.4% increase in revenue per average active fleet. Our revenue per average active fleet increased to approximately $55.1 million for the six months ended June 30, 2018 as compared to approximately $45.7 million for the six months ended June 30, 2017, based on 20.4 and 13.1 average active fleets deployed during those respective periods. The increase in revenue per active fleet was due to improved pricing and throughput in conjunction with increased demand for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $353.0 million, or 73.7%, to $832.3 million for the six months ended June 30, 2018 compared to $479.3 million for the six months ended June 30, 2017. The higher expense is due to an increase in services provided and reflects a $237.8 million increase attributable to materials, which was driven by a 59.1% increase in material volumes in the six months ended June 30, 2018 compared to the same period in 2017. Personnel costs increased by $59.7 million, or 70.0%, to support the increased activity, including a 55.7% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $36.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
General and Administrative Expenses
General and administrative expenses increased by $11.9 million, or 32.0%, to $49.0 million for the six months ended June 30, 2018 compared to $37.1 million for the six months ended June 30, 2017. Payroll and benefits and related office expenses increased approximately $4.5 million and $3.2 million, respectively, in connection with the increase in head count to support our expanded scope of operations and the six fleets deployed during the twelve months ended June 30, 2018. In addition, non-cash stock based compensation expense of $1.1 million was recognized during the six months ended June 30, 2018 compared to $0 during the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $27.0 million, or 85.1%, to $58.6 million for the six months ended June 30, 2018 compared to $31.7 million for the six months ended June 30, 2017, due to six additional hydraulic fracturing fleets deployed during the twelve months ended June 30, 2018.
Operating Income
We realized operating income of $182.8 million for the six months ended June 30, 2018 compared to $51.1 million for the six months ended June 30, 2017, primarily due to the increased number of hydraulic fracturing fleets deployed and the higher revenue per average active fleet in response to increased demand for our services described above. Generally, our financial results have improved significantly due to the increased drilling and completion activity by E&P companies during the recovery of the oil and gas industry beginning in the third quarter of 2016.
Interest Expense
The increase in interest expense of $6.1 million, or 153.2%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to $1.7 million of deferred financing costs written off in connection with the pay down of 35% of the term loan and $0.9 million prepayment penalty assessed in connection with the pay down and a $3.5 million increase in interest expense due to higher weighted average interest rate on borrowings outstanding during the six months ended June 30, 2018 compared to the same period in 2017.
Net Income before Tax Expense
We realized net income before tax expense of $172.7 million for the six months ended June 30, 2018 compared to $47.2 million for the six months ended June 30, 2017. The increase in net income is primarily attributable to our expanded scope of operations following the deployment of six additional hydraulic fracturing fleets during the twelve months ended June 30, 2018.
Income Tax Expense
Our operations are taxed at a combined U.S. federal and state effective tax rate of 13.9%. As a pass-through entity prior to the IPO, our Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, we recognized $24.0 million of expense for the period commencing on January 17, 2018 through June 30, 2018 compared to none recognized during the six months ended June 30, 2017. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.

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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Change	2018	2017	Change
	(in thousands)
Net income	$94,741	$39,035	$55,706	$148,728	$47,157	$101,571
Depreciation and amortization	30,606	17,521	13,085	58,622	31,667	26,955
Interest expense	3,540	2,511	1,029	10,034	3,963	6,071
Income tax expense	15,930	—	15,930	24,009	—	24,009
EBITDA	$144,817	$59,067	$85,750	$241,393	$82,787	$158,606
Fleet start-up costs	3,298	4,277	(979)	6,607	8,889	(2,282)
Asset acquisition costs	—	1,188	(1,188)	—	2,542	(2,542)
Loss (gain) on disposal of assets	485	10	475	565	(33)	598
Advisory services fees	—	251	(251)	202	1,045	(843)
Adjusted EBITDA	$148,600	$64,793	$83,807	$248,767	$95,230	$153,537
EBITDA was $144.8 million for the three months ended June 30, 2018 compared to $59.1 million for the three months ended June 30, 2017. Adjusted EBITDA was $148.6 million for the three months ended June 30, 2018 compared to $64.8 million for the three months ended June 30, 2017. Annualized Adjusted EBITDA per Average Active Fleet was $28.0 million for the three months ended June 30, 2018 compared to $17.9 million for the three months ended June 30, 2017. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.

EBITDA was $241.4 million for the six months ended June 30, 2018 compared to $82.8 million for the six months ended June 30, 2017. Adjusted EBITDA was $248.8 million for the six months ended June 30, 2018 compared to $95.2 million for the six months ended June 30, 2017. Annualized Adjusted EBITDA per Average Active Fleet was $24.6 million for the six months ended June 30, 2018 compared to $14.7 million for the six months ended June 30, 2017. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity prior to the IPO were cash flows from operations, capital contributions from our owners and borrowings under our Credit Facilities. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $67.0 million to $83.3 million as of June 30, 2018 compared to $16.3 million as of December 31, 2017, primarily attributable to net proceeds from the IPO. Going forward, we intend to finance the majority of our capital expenditures, contractual obligations and working capital needs with proceeds from the IPO and operating cash flows. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$109,201	$45,561	$63,640
Net cash used in investing activities	(137,843)	(204,887)	67,044
Net cash provided by financing activities	95,652	148,451	(52,799)
Net increase in cash and cash equivalents	$67,010	$(10,875)	$77,885
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2018 and 2017
Operating Activities. Net cash provided by operating activities was $109.2 million for the six months ended June 30, 2018, compared to $45.6 million for the six months ended June 30, 2017. The $63.6 million increase in cash from operating activities was attributable to a $524.1 million increase in revenues, offset by a $364.9 million increase in cash based operating expenses as well as an increase in funds used to satisfy working capital obligations.
Investing Activities. Net cash used in investing activities was $137.8 million for the six months ended June 30, 2018, compared to $204.9 million for the six months ended June 30, 2017. Capital expenditures, including amounts in Accounts Payable and Accrued Liabilities, were $128.4 million for the six months ended June 30, 2018 compared to $198.7 million for the six months end June 30, 2017. The $67.0 million decrease in net cash used in investing activities was primarily due to the acquisition of Titan Frac Services LLC and other Texas real estate properties during the six months ended June 30, 2017.
Financing Activities. Net cash provided by financing activities was $95.7 million for the six months ended June 30, 2018, compared to $148.5 million for the six months ended June 30, 2017. The $52.8 million decrease in cash provided by financing activities was primarily due to net repayment on debt of $91.5 million and distributions to noncontrolling interest holders of $13.0 million during the six months ended June 30, 2018 compared to net borrowings of $110.0 million and $39.8 million in proceeds from issuance of redeemable common units received during the six months ended June 30, 2017, offset by $198.4 million in net proceeds from the IPO.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2018, the borrowing base was calculated to be $235.4 million with no amounts drawn and an outstanding letter of credit for $0.3 million, leaving $235.1 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The ABL Facility is not subject to financial covenants unless liquidity, as defined in the ABL Facility credit agreement, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility credit agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. The Company was in compliance with these covenants as of June 30, 2018.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the reorganization. Deferred tax liabilities of $28.6 million have been recorded in connection with the Liberty LLC Units acquired through the Corporate Reorganization.
The effective combined U.S. federal and state income tax rate applicable to the Company for the six months ended June 30, 2018 was 13.9%. The Company’s effective tax rate is significantly less than the statutory tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $24.0 million for the six months ended June 30, 2018.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into the TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Company’s Call Right, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
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

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of June 30, 2018, except for the operating leases and purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 12—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
At June 30, 2018, we had $113.0 million of debt outstanding, with a weighted average interest rate of 9.7%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceeding

On February 23, 2017, SandBox filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against Proppant Express Investments, LLC, PropX, and LOS. LOS is party to a services agreement with PropX. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” IPR requests before the USPTO. In July 2018, SandBox requested permission from the court to allege additional breach of contract claims against LOS, including alleged breaches of a confidentiality agreement and an exclusive purchasing covenant. SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. We intend to vigorously defend ourselves against the claims brought by SandBox.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Master Reorganization Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services New HoldCo LLC, and the other parties named therein (1)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (1)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (2)

4.1
Stockholder Agreement, dated as of January 17, 2018, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P., and other parties names therein (1)

4.2	Liberty Oilfield Services 401(k) Savings Plan (3)

10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Long Term Incentive Plan (4)†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on June 28, 2018.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	August 3, 2018	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)
/s/ Michael Stock
Date:	August 3, 2018	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)
/s/ Ryan T. Gosney
Date:	August 3, 2018	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)