Form 10-Q
period 2018-09-30
Liberty Oilfield Services Inc.
filed 2018-11-01
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 31, 2018, the registrant had 70,110,361 shares of Class A Common Stock and 45,207,372 shares of Class B Common Stock outstanding.

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

Forward-looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our plans to return capital to stockholders;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	oil and natural gas prices;

•	acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$87,077	$16,321
Accounts receivable—trade	241,346	195,961
Accounts receivable—related party	4,213	3,984
Unbilled revenue	80,233	58,784
Unbilled revenue—related party	—	59
Inventories	55,836	55,524
Prepaid and other current assets	33,356	21,396
Total current assets	502,061	352,029
Property and equipment, net	583,942	494,776
Other assets	15,030	5,298
Total assets	$1,101,033	$852,103
Liabilities and Equity
Current liabilities:
Accounts payable	$95,624	$66,846
Accrued liabilities:
Accrued vendor invoices	49,712	78,646
Operational accruals	21,538	32,208
Accrued salaries and benefits	27,487	24,990
Deferred revenue	750	9,231
Accrued interest and other	8,909	6,573
Accrued liabilities—related party	—	2,000
Current portion of long-term debt, net of discount of $1,370 and $1,739, respectively	817	11
Total current liabilities	204,837	220,505
Long-term debt, net of discount of $4,137 and $6,466, respectively, less current portion	106,267	196,346
Deferred tax liability	44,042	—
Payable pursuant to tax receivable agreement	2,291	—
Total liabilities	357,437	416,851
Commitments & contingencies (Note 12)
Redeemable common units	—	42,486
Members’ equity:
Members’ equity	—	392,766
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 67,110,361 issued and outstanding as of September 30, 2018 and none issued and outstanding as of December 31, 2017	671	—
Class B, $0.01 par value, 400,000,000 shares authorized and 48,207,372 issued and outstanding as of September 30, 2018 and none issued and outstanding as of December 31, 2017	482	—
Additional paid in capital	311,772	—
Retained earnings	103,820	—
Total stockholders’ equity	416,745	—
Noncontrolling interest	326,851	—
Total equity	743,596	392,766
Total liabilities and equity	$1,101,033	$852,103
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Revenue	$552,525	$436,333	$1,671,707	$1,020,291
Revenue—related parties	6,252	5,520	10,314	20,681
Total revenue	558,777	441,853	1,682,021	1,040,972
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	418,867	328,434	1,251,163	807,693
General and administrative	24,659	22,245	73,648	59,351
Depreciation and amortization	32,305	24,164	90,927	55,831
Loss (gain) on disposal of assets	701	21	1,266	(12)
Total operating costs and expenses	476,532	374,864	1,417,004	922,863
Operating income	82,245	66,989	265,017	118,109
Other expense:
Interest expense	(3,648)	(3,326)	(13,682)	(6,528)
Interest expense related party	—	—	—	(761)
Total interest expense	(3,648)	(3,326)	(13,682)	(7,289)
Net income before income taxes	78,597	63,663	251,335	110,820
Income tax expense	12,229	—	36,238	—
Net income	66,368	63,663	215,097	110,820
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	63,663	8,705	110,820
Less: Net income attributable to noncontrolling interests	32,275	—	99,028	—
Net income attributable to Liberty Oilfield Services Inc. stockholders	$34,093	$—	$107,364	$—

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.50		$1.56
Diluted	$0.49		$1.53
Weighted average common shares outstanding:
Basic	68,548		68,823
Diluted	118,470		118,426
See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statement of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Members’ Equity	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—	—	—	—	—	—	—	$392,766
Return on redeemable common units	(149)	—	—	—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—	—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—	$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207	560	482	446,824	—	447,866	—	46,544
Net deferred tax liability due to corporate reorganization	—	—	—	—	—	(28,620)	—	(28,620)	—	(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—	143	—	220,117	—	220,260	—	220,260
Redemption of Legacy Ownership, net of underwriter discount	—	(1,609)	—	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of restricted stock	—	1,258	—	13	—	(13)	—	—	—	—
Liability due to tax receivable agreement	—	—	—	—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO	—	—	—	—	—	(261,844)	—	(261,844)	261,844	—
Results Subsequent to Initial Public Offering
Distributions paid to noncontrolling interest unitholders	—	—	—	—	—	—	—	—	(17,359)	(17,359)
Restricted stock forfeited	—	(22)	—	(1)	—	—	—	(1)	—	(1)
Stock based compensation expense	—	—	—	—	—	3,122	—	3,122	—	3,122
$0.05/LLC Unit distribution paid to noncontrolling interest unitholders									(2,410)	(2,410)
Dividend declared ($0.05 / share of Class A Common Stock)							(3,544)	(3,544)		(3,544)
Share repurchase		(2,843)		(28)		(39,642)		(39,670)	(14,252)	(53,922)
Net income subsequent to the Corporate Reorganization and IPO	—	—	—	—	—	—	107,364	107,364	99,028	206,392
Balance—September 30, 2018	$—	67,110	48,207	$671	$482	$311,772	$103,820	$416,745	$326,851	$743,596

See Notes to Condensed Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$215,097	$110,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,927	55,831
Loss (gain) on disposal of assets	1,266	(12)
Amortization of debt issuance costs	3,442	1,679
Inventory write-down	3,389	259
Stock based compensation expense	3,122	—
Deferred tax expense	15,246	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(66,834)	(138,951)
Accounts receivable and unbilled revenue—related party	(170)	(234)
Inventories	(3,701)	(13,955)
Prepaid and other current assets	(31,699)	(15,872)
Accounts payable and accrued liabilities	(6,458)	114,248
Accounts payable and accrued liabilities—related party	—	1,294
Net cash provided by operating activities	223,627	115,107
Cash flows from investing activities:
Capital expenditures	(187,079)	(252,351)
Proceeds from disposal of assets	3,138	1,054
Net cash used in investing activities	(183,941)	(251,297)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	230,174	—
Redemption of LLC Units from Legacy Owners	(25,897)	—
Proceeds from borrowings on term loan, net of discount	—	171,500
Repayments of borrowings on term loan	(61,972)	(57,000)
Proceeds from borrowings on line-of-credit	—	110,559
Repayments of borrowings on line-of-credit	(30,000)	(104,000)
Proceeds from Liberty Oilfield Services Holdings LLC	2,115	—
Distribution and dividend paid to noncontrolling interest unitholders and Class A common stock shareholders	(5,861)	—
Share Repurchase	(53,922)	—
Proceeds from related party bridge loans	—	60,000
Payments on capital lease obligations	—	(119)
Payments of debt issuance costs	(282)	(8,747)
Proceeds from issuance of redeemable common units	—	39,794
Payments for redemption of redeemable common units		(62,739)
Distributions paid to noncontrolling interest unitholders	(17,358)	—
Payment of deferred equity offering costs	(5,927)	(3,397)
Net cash provided by financing activities	31,070	145,851
Net increase (decrease) in cash and cash equivalents	70,756	9,661
Cash and cash equivalents—beginning of period	16,321	11,484
Cash and cash equivalents—end of period	$87,077	$21,145
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,829	$—
Cash paid for interest	$10,760	$5,132
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$16,105	$17,877
Related party bridge loans exchanged for Redeemable Class 2 Common Units	$—	$60,679
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
Prior to the Corporate Reorganization, Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) wholly owned Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition CO I LLC (“ACQI” and, together with LOS, the “Predecessor”), which includes the assets and liabilities of LOS Odessa RE Investments, LLC (“Odessa”) and LOS Cibolo RE Investments, LLC (“Cibolo”). Following the Corporate Reorganization, Liberty LLC wholly owns the Predecessor. Effective March 22, 2018, the assets of ACQI were contributed into LOS and ACQI was dissolved.
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

•
the Company issued, at par, the Legacy Owners that continued to own Liberty LLC Units (the “Liberty Unit Holders”) an aggregate amount of 48,207,372 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock”); and

•
the Company contributed the net proceeds it received from the IPO to Liberty LLC in exchange for additional Liberty LLC Units such that the Company held a total number of Liberty LLC Units equal to the number of shares of Class A Common Stock outstanding immediately following the IPO.

Initial Public Offering
On January 17, 2018 the Company completed its IPO of 14,640,755 shares of its Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by the Company and 300,541 were offered by the selling shareholder. The Company received $220.3 million net proceeds from the IPO, after deducting approximately $13.4 million in underwriting discounts and commissions and $10.1 million of other offering costs. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. The Company used $25.9 million of net proceeds to redeem ownership interests in Liberty LLC from the Legacy Owners. The Company contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

general corporate purposes, including repayment of additional indebtedness and funding a portion of 2018 and other future capital expenditures. As of September 30, 2018, the Company owned 58.2% of Liberty LLC.
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements included in the Company's 2017 Annual Report on Form 10-K (the “Annual Report”).
The accompanying unaudited condensed consolidated and combined financial statements and related notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three and nine months ended September 30, 2018 and the combined financial position, results of operations, and cash flows of the Predecessor as of December 31, 2017 and for the three and nine months ended September 30, 2017. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2018.
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
The unaudited condensed consolidated and combined financial statements for periods prior to January 17, 2018, reflect the historical results of the Predecessor. The unaudited condensed consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control.
Note 2—Significant Accounting Policies
Revenue Recognition
Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, Accounting Standard Codification (“ASC”) Topic 606-Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method; accordingly, the comparative information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to the condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three and nine months ended September 30, 2018.
Under the new standard, revenue recognition is based on the transfer of control, or the customer’s ability to benefit from the services and products in an amount that reflects the consideration expected to be received in exchange for those services and products. In recognizing revenue for services and products, the transaction price is determined from sales orders or contracts with customers. Revenue is recognized at the completion of each fracturing stage, and in most cases the price at the end of each stage is fixed, however, in limited circumstances contracts may contain variable consideration.
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
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

accompanying condensed consolidated and combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of September 30, 2018, the Company had $0.8 million recorded as deferred revenue related to the unearned portion of a prepayment from an existing customer to secure additional services from a new fleet by the end of 2017. The new fleet commenced services in December 2017, and the Company applies the prepayment in accordance with the customer agreement as services are performed. During the three and nine months ended September 30, 2018, the Company recognized $3.1 million and $8.5 million of the prepayment to revenue, respectively.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the combined statement of operations. Start-up costs for the three and nine months ended September 30, 2018 were $2.2 million and $8.8 million, respectively, related to zero and three new fleets deployed during each respective period. Start-up costs for the three and nine months ended September 30, 2017 were $1.9 million and $10.8 million, respectively, related to one and seven new fleets deployed during each respective period. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
The terms and conditions of the Credit Facilities, defined herein, between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 5).
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40),” which amends ASC 350-40 to address a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350-40 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. The update is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard for the September 30, 2018 reporting period using the prospective approach. The adoption of this standard did not materially impact the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company did not record a cumulative effect adjustment to the opening balance of retained earnings, as no adjustment was necessary. The adoption of this standard did not impact the Company’s reported revenue, net income or cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 is applied prospectively. The amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this guidance effective January 1, 2018, did not materially impact its condensed consolidated and combined financial statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. ASU 2016-02 is expected to impact the Company’s consolidated and combined financial statements as the Company has certain operating and real property lease arrangements for which it is the lessee. The Company plans to adopt the standard effective January 1, 2019. The Company is currently finalizing its selection of an adoption method, selecting a new lease system, and evaluating the impact the adoption of this standard will have on its condensed consolidated and combined financial statements.
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
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2018	2017
Proppants	$23,907	$30,523
Chemicals	10,325	10,660
Maintenance parts	21,604	14,341
	$55,836	$55,524
During the three month period ended June 30, 2018, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $3.4 million, included as a component in cost of services in the condensed consolidated statements of income for the nine month period ended September 30, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2018	2017
Land	N/A	$5,400	$4,495
Field services equipment	2-7	738,338	572,096
Vehicles	4-7	61,261	60,815
Buildings and facilities	5-30	27,603	24,260
Office equipment, furniture, and software	2-7	6,173	5,879
		838,775	667,545
Less accumulated depreciation and amortization		(286,346)	(198,453)
		552,429	469,092
Construction in-progress	N/A	31,513	25,684
		$583,942	$494,776
Depreciation expense for the three months ended September 30, 2018 and 2017 was $32.3 million and $24.2 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized depreciation expense of $90.9 million and $55.8 million, respectively.
Note 5—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2018	2017
Term Loan Outstanding	$112,591	$174,562
Revolving Line of Credit	—	30,000
Deferred financing costs and original issue discount	(5,507)	(8,205)
Total debt, net of deferred financing costs and original issue discount	$107,084	$196,357
Current portion of long-term debt, net of discount	$817	$11
Long-term debt, net of discount and current portion	106,267	196,346
	$107,084	$196,357
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2018, the borrowing base was calculated to be $250.0 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $249.7 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $112.6 million remained outstanding as of September 30, 2018. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.8% as of September 30, 2018. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Company was in compliance with these covenants as of September 30, 2018.
Maturities of debt are as follows:

($ in thousands)
Year Ending September 30,
2019	$2,188
2020	1,750
2021	1,750
2022	106,903
2023	—
$112,591
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the nine months ended September 30, 2018 and 2017.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at September 30, 2018 and December 31, 2017.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at September 30, 2018 and December 31, 2017, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at September 30, 2018 and December 31, 2017, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the combined financial statements. There were no such measurements required as of September 30, 2018 and December 31, 2017.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $87.1 million and $16.3 million as of September 30, 2018 and December 31, 2017, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have stated payment terms of 45 days or less. As of September 30, 2018 and December 31, 2017, two and one customers accounted for 28% and 22% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended September 30, 2018 and 2017, one and two customers accounted for 12% and 37% of total revenue, respectively. During the nine months ended September 30, 2018 and 2017, one customer accounted for 13% and 29% of total revenue, respectively.
As of September 30, 2018 and December 31, 2017, the Company had no provision for doubtful accounts.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Note 8—Equity
Preferred Stock
As of September 30, 2018 the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company's board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 67,110,361 shares of Class A Common Stock outstanding as of September 30, 2018, which includes 922,604 shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total 48,207,372 shares of Class B Common Stock outstanding as of September 30, 2018. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for period subsequent to the Corporate Reorganization on January 17, 2018:

(In thousands, except per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$34,093	$107,364
Denominator:
Basic weighted average shares outstanding	68,548	68,823
Basic net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.50	$1.56
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$34,093	$107,364
Effect of exchange of the shares of Class B Common stock for shares of Class A Common Stock	23,755	74,242
Diluted net income attributable to Liberty Oilfield Services Inc. Stockholders	$57,848	$181,606
Denominator:
Basic weighted average shares outstanding	68,548	68,823
Effect of dilutive securities:
Restricted stock	933	972
Restricted stock units	782	424
Class B Common Stock	48,207	48,207
Diluted weighted average shares outstanding	118,470	118,426
Diluted net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.49	$1.53
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
The following table summarizes the Company’s unvested restricted stock activity for the nine months ended September 30, 2018:

	Number of Shares	Grant Date Fair Value per Share (1)
Shares of Restricted Stock Issued in Exchange for Legacy Units	1,258,514	—
Vested	(314,462)	—
Forfeited	(21,448)	—
Outstanding at September 30, 2018	922,604	$—
(1)    As discussed above the shares of restricted stock retain the grant date fair value of the Legacy Units.
Long Term Incentive Plan
On January 11, 2018, the Company adopted the Long Term Incentive Plan (“LTIP”) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Company's board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transaction or changes of capitalization in accordance with the LTIP, 12,908,734 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
Restricted Stock Units
Restricted stock units (RSUs) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2018 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2017	—	$—
Granted	912,876	19.97
Vested	—	—
Forfeited	(6,336)	20.07
Outstanding at September 30, 2018	906,540	$19.97
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated and combined statements of income. The Company recognized stock based compensation expense of$1.9 million and $3.1 million for the three and nine months ended September 30, 2018. The Company recognized no stock based compensation expense prior to the Corporate Reorganization. There was approximately $15.1 million of unrecognized compensation expense relating to outstanding RSUs as of September 30, 2018. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.5 years.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Dividends
On August 1, 2018, the Company declared its first quarterly cash dividend of $0.05 per share of Class A Common Stock. Liberty LLC paid a distribution of $5.9 million, or $0.05 per LLC Unit, to all Liberty LLC unitholders as of September 6, 2018, $3.5 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of September 6, 2018, which totaled $3.5 million. Additionally, the Company accrued $0.1 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company's board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company's Class A Common Stock through September 30, 2019. During the three months ended September 30, 2018, Liberty LLC purchased and retired 2,843,365 LLC Units from the Company for $53.9 million, and the Company repurchased and retired 2,843,365 shares of Class A Common Stock for $53.9 million, or $18.96 average price per share. The total remaining authorized amount available for future repurchases of Class A Common Stock under the share repurchase program was $46.1 million as of September 30, 2018. Of the total amount of Class A Common Stock repurchased, 2,491,160 shares were repurchased pursuant to a Stock Purchase and Sale Agreement, dated as of September 14, 2018, by and among the Company, R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Riverstone/Carlyle Energy Partners IV, L.P. (collectively, the "Riverstone Sellers"). For further details of this related party transaction see Note 11.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
Note 9—Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the Corporate Reorganization. Deferred tax liabilities of $28.6 million have been recorded in connection with the Liberty LLC Units acquired through reorganization. The initial deferred tax liability is recorded as a long term liability and additional paid in capital on the condensed consolidated balance sheet as of September 30, 2018.
The effective combined U.S. federal and state income tax rate applicable to the Company for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through September 30, 2018 was 14.4%. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily due to the shortened taxable period, as the Company was a pass-through entity prior to the IPO, and because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $36.2 million for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through September 30, 2018, and $12.2 million during the three months ended September 30, 2018.
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
The amounts payable, as well as the timing of any payments, under the TRAs are dependent upon significant future events and assumptions, including the timing of the redemptions of Liberty LLC Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Liberty LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to the Company as a result of the Corporate Reorganization, the amount and timing of taxable income the Company generates in the future, the U.S. federal income tax rate then applicable, and the portion of the Company’s payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis. As of September 30, 2018, there have been no payments associated with the TRA.
Prior to the Corporate Reorganization, one of the Legacy Owners contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards totaling $10.9 million for federal income tax purposes and $10.9 million for certain state income tax purposes. As a result of the Company being in a net income position and the expected utilization of deferred tax assets, the tax attributes contributed to the Company included a deferred tax asset of $2.6 million. As of September 30, 2018, the Company recognized a $2.3 million payable pursuant to the TRAs, or 85% of the deferred tax asset that is expected to be realized.
Note 10—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions, which were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary. Contributions made by the Company were $10.3 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively, and $3.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively.
Note 11—Related Party Transactions
During September 2018, the Company repurchased 2,491,160 shares of Class A Common Stock from the Riverstone Sellers, at a weighted average purchase price of $18.96 per share, pursuant to the share repurchase program (see Note 8 - Equity - Share Repurchase Program).
In connection with the Corporate Reorganization, the Company engaged in transactions with affiliates (see Note 1) including entering into two tax receivable agreements with affiliates (see Note 9). Also in conjunction with the Corporate Reorganization, Liberty Holdings contributed $2.1 million of assets to Liberty LLC, Redeemable Common Units in the amount of $42.6 million were settled (see Note 6) and $2.0 million of accrued advisory fees due to Riverstone/Carlyle Energy Partners IV, L.P. ("Riverstone") were settled.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate was to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the three and nine months ended September 30, 2018, were $0 and $0.2 million, respectively, and $0 during the three and nine months ended September 30, 2017. There was $0 payable as of September 30, 2018 and December 31, 2017. During June 2018, the Services Agreement was terminated.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended September 30, 2018 and 2017, was $6.3 and $5.5 million, respectively, and $10.3 million and $20.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, $4.2 million and $4.0 million, respectively, of the Company’s accounts receivable, and $0 and $0.1 million, respectively, of the Company’s unbilled revenue was with the Affiliate.
The Company had an advisory agreement dated December 30, 2011 in which Riverstone was to provide certain administrative advisory services. The service fees incurred during the three months ended September 30, 2018 and 2017 were $0 and $0.3 million, respectively, and $0 and $1.3 million for the nine months ended September 30, 2018 and 2017,

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

respectively. Fees accrued as of September 30, 2018 and December 31, 2017 were $0 and $2.0 million, respectively. The amount accrued as of December 31, 2017 was settled and the agreement was terminated in connection with the IPO.
During 2016, Liberty Holdings entered into a future commitment to invest and become a noncontrolling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. For the three months ended September 30, 2018 and 2017, the Company purchased proppant logistics equipment of $0.7 million and $1.9 million, respectively, and leased proppant logistics equipment for $0.7 million and $1.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company made purchases of $2.8 million and $7.7 million, respectively and lease payments of $3.4 million and $2.5 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, of which $1.6 million and $3.8 million was recognized as expense to costs of goods sold during the three and nine months ended September 30, 2018 and $1.6 million remains outstanding as of September 30, 2018, which is reflected in prepaids and other current assets. Receivables from PropX as of September 30, 2018 and December 31, 2017 were $0. Payables to PropX as of September 30, 2018 and December 31, 2017 were $0.3 million and $0.7 million, respectively.
Note 12—Commitments & Contingencies
Operating Leases
The Company leases office space, facilities, equipment, railcars, and vehicles under non-cancelable operating leases. Rent expense for the three months ended September 30, 2018 and 2017, was $11.7 million and $5.8 million, respectively, and $29.0 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Future minimum lease payments are as follows:

($ in thousands)
Year Ending September 30,
2019	$44,481
2020	38,515
2021	35,888
2022	10,521
2023	4,444
Thereafter	20,796
$154,645

Purchase Commitments (tons, per ton, gallons, per gallon and per rail car prices are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of September 30, 2018 and December 31, 2017, the agreements commit the Company to purchase 11,362,000 and 10,108,000 tons, respectively, of proppant through December 31, 2021. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars.
Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. There were no shortfalls as of September 30, 2018.
As of September 30, 2018, the Company has commitments to purchase 23,565,000 gallons of chemicals through December 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Future proppant, chemical and rail car commitments are as follows:

($ in thousands)
Years ended September 30,
2019	$294,009
2020	244,910
2021	102,838
2022	8,077
2023	—
$649,834
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
On February 23, 2017, SandBox Logistics, LLC and Oren Technologies, LLC (collectively, “SandBox”) filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against PropX Investments, PropX and LOS. As described in Note 11, LOS is party to the PropX Services Agreement. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” inter partes review (“IPR”) requests before the U.S. Patent and Trademark Office (“USPTO”). In July 2018, SandBox requested permission from the court to allege additional breach of contract claims against LOS, including alleged breaches of a confidentiality agreement and an exclusive purchasing covenant. The court denied these requests in September 2018. SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. LOS intends to vigorously defend against the claims brought by SandBox. The Company cannot predict with any degree of certainty the outcome of the suit.
Note 13—Subsequent Events
On October 4, 2018, certain Liberty LLC Unit holders exercised their Redemption Rights and exchanged 3.0 million shares of Class B Common Stock for 3.0 million shares of Class A Common Stock of the Company. This exchange resulted in an increase to the ownership percentage of Liberty LLC owned by the Company. The Company expects to record a decrease to the Company's deferred tax liability as a result. In addition, the Company expects to record an increase to the payable pursuant to tax receivable agreement.
On October 23, 2018, the Company's board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock, and a distribution of $0.05 per Liberty LLC Unit, to be paid on December 20, 2018 to holders of record as of December 6, 2018. The Company will use the proceeds from the Liberty LLC distribution to pay the dividend.

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
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 22 active fleets in November 2018. The demand for our hydraulic fracturing services exceeds our current capacity, and we expect, based on discussions with customers, to deploy two additional fleets during the first half of 2019, for a total of 24 active fleets, representing approximately 1,170,000 hydraulic horsepower, including additional supporting horsepower. We added three fleets during the nine months ended September 30, 2018 to bring our total active fleets to 22 as of September 30, 2018. Average active fleets during the nine months ended September 30, 2018 and 2017 was 21.1 and 14.2, respectively, and 22.0 and 16.7 during the three months ended September 30, 2018 and 2017, respectively. Average active fleets is calculated as our daily average of active fleets for the relevant period. Our additional fleets are currently being built to our specifications. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
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
Macro Conditions
In the third quarter of 2018, the price of West Texas Intermediate crude oil averaged $69.76 compared with an average of $68.02 for the second quarter of 2018 and an average of $48.15 for the third quarter of 2017. This has led to an increase in our customer activity levels, which is commonly measured by the active rig count. In the third quarter of 2018, the horizontal rig count in North America averaged 922 compared to 911 in the second quarter of 2018 and 799 for the third quarter of 2017, according to a report by Baker Hughes, a GE company.
Although there is uncertainty in the market about the potential effect of Permian Basin takeaway constraints, markets outside the Permian Basin remain constructive. Based on these market conditions, the diversity of Liberty's operating footprint, conversations with our customers and other factors, we expect demand for frac services to remain stable for the remainder of the year, especially for our high-efficiency frac fleets.
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

Results of Operations
Three months ended September 30, 2018, compared to three months ended September 30, 2017

	Three months ended September 30,
Description	2018	2017	Change
	(in thousands)
Revenue	$558,777	$441,853	$116,924
Cost of services, excluding depreciation and amortization shown separately	418,867	328,434	90,433
General and administrative expenses	24,659	22,245	2,414
Depreciation and amortization	32,305	24,164	8,141
Loss (gain) on disposal of assets	701	21	680
Operating income	82,245	66,989	15,256
Interest expense	(3,648)	(3,326)	(322)
Net income before income taxes	78,597	63,663	14,934
Income tax expense	12,229	—	12,229
Net income	66,368	63,663	2,705
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	—	63,663	(63,663)
Less: Net income attributable to noncontrolling interest	32,275	—	32,275
Net income attributable to Liberty Oilfield Services Inc. stockholders	$34,093	$—	$34,093
Revenue
Our revenue increased $116.9 million, or 26.5%, to $558.8 million for the three months ended September 30, 2018 compared to $441.9 million for three months ended September 30, 2017. The increase was due to a 31.7% increase in average active fleets deployed offset by a 4.0% decrease in revenue per average active fleet. Our revenue per average active fleet decreased to approximately $25.4 million for the three months ended September 30, 2018 as compared to approximately $26.5 million for the three months ended September 30, 2017, based on 22.0 and 16.7 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet was due to a decrease in the total number of hours pumped by each fleet.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $90.4 million, or 27.5%, to $418.9 million for the three months ended September 30, 2018 compared to $328.4 million for the three months ended September 30, 2017. The higher expense is due to an increase in services provided and reflects a $39.8 million increase attributable to materials, which was driven by a 16.2% increase in material volumes in the three months ended September 30, 2018 compared to the same period in 2017. Personnel costs increased by $18.2 million, or 28.8%, to support the increased activity, including a 31.7% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $24.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million, or 10.9%, to $24.7 million for the three months ended September 30, 2018 compared to $22.2 million for the three months ended September 30, 2017. The increase is primarily due to a $1.9 million increase in professional services, including accounting and legal related to the additional costs of being a public company. In addition, non-cash stock based compensation expense of $1.6 million was recognized during the three months ended September 30, 2018 compared to $0 during the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $8.1 million, or 33.7%, to $32.3 million for the three months ended September 30, 2018 compared to $24.2 million for the three months ended September 30, 2017, due to five additional hydraulic fracturing fleets deployed during the twelve months ended September 30, 2018.

Operating Income
We realized operating income of $82.2 million for the three months ended September 30, 2018 compared to $67.0 million for the three months ended September 30, 2017, an increase of 22.8%, primarily due to a 31.7% increase in average active fleets deployed, partially offset by a 4.0% decrease in revenue per average active fleet.
Interest Expense
The increase in interest expense of $0.3 million, or 9.7%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in the weighted average interest rate of debt to 9.8% as of September 30, 2018 compared to 7.5% as of September 30, 2017 offset by a decrease in debt issuance and original issue discount amortization expense due to $1.2 million of deferred financing costs written off in September 2017 in connection with debt refinancing.
Net Income before Tax Expense
We realized net income before tax expense of $78.6 million for the three months ended September 30, 2018 compared to $63.7 million for the three months ended September 30, 2017. The increase in net income before tax expense is primarily attributable to our expanded scope of operations following the deployment of five additional hydraulic fracturing fleets during the twelve months ended September 30, 2018.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.4%, while no tax is provided for the results attributable to the noncontrolling interests which remains pass through income. We recognized $12.2 million of expense for the three months ended September 30, 2018, an effective rate of 15.6%, compared to $0 recognized during the three months ended September 30, 2017. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.
Nine months ended September 30, 2018, compared to nine months ended September 30, 2017

	Nine months ended September 30,
Description	2018	2017	Change
	(in thousands)
Revenue	$1,682,021	$1,040,972	$641,049
Cost of services, excluding depreciation and amortization shown separately	1,251,163	807,693	443,470
General and administrative expenses	73,648	59,351	14,297
Depreciation and amortization	90,927	55,831	35,096
Loss (gain) on disposal of assets	1,266	(12)	1,278
Operating income	265,017	118,109	146,908
Interest expense	(13,682)	(7,289)	(6,393)
Net income before income taxes	251,335	110,820	140,515
Income tax expense	36,238	—	36,238
Net income	215,097	110,820	104,277
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	8,705	110,820	(102,115)
Less: Net income attributable to noncontrolling interest	99,028	—	99,028
Net income attributable to Liberty Oilfield Services Inc. stockholders	$107,364	$—	$107,364
Revenue
Our revenue increased $641.0 million, or 61.6%, to $1,682.0 million for the nine months ended September 30, 2018 compared to $1,041.0 million for nine months ended September 30, 2017. The increase was due to the combined effect of a 48.6% increase in average active fleets deployed and an 8.7% increase in revenue per average active fleet. Our revenue per average active fleet increased to approximately $79.7 million for the nine months ended September 30, 2018 as compared to approximately $73.3 million for the nine months ended September 30, 2017, based on 21.1 and 14.2 average active fleets deployed during those respective periods. The increase in revenue per active fleet was due to improved pricing and throughput in conjunction with increased demand for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $443.5 million, or 54.9%, to $1,251.2 million for the nine months ended September 30, 2018 compared to $807.7 million for the nine months ended September 30, 2017. The higher expense is due to an increase in services provided and reflects a $277.6 million increase attributable to materials, which was driven by a 41.7% increase in material volumes in the nine months ended September 30, 2018 compared to the same period in 2017. Personnel costs increased by $75.8 million, or 48.1%, to support the increased activity, including a 48.6% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $61.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
General and Administrative Expenses
General and administrative expenses increased by $14.3 million, or 24.1%, to $73.6 million for the nine months ended September 30, 2018 compared to $59.4 million for the nine months ended September 30, 2017. Payroll and benefits increased approximately $4.0 million in connection with the increase in headcount to support our expanded scope of operations and the five fleets deployed during the twelve months ended September 30, 2018. The Company also recognized a $3.8 million increase in professional services, including accounting and legal related to the additional costs of being a public company. Facilities, travel, and licensing fees increased $2.4 million, $2.0 million, and $1.0 million, respectively related to the expanded scope of operations to support five additional fleets deployed in the 12 months ended September 30, 2018. In addition, non-cash stock based compensation expense of $2.7 million was recognized during the nine months ended September 30, 2018 compared to $0 during the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $35.1 million, or 62.9%, to $90.9 million for the nine months ended September 30, 2018 compared to $55.8 million for the nine months ended September 30, 2017, due to five additional hydraulic fracturing fleets deployed during the twelve months ended September 30, 2018.
Operating Income
We realized operating income of $265.0 million for the nine months ended September 30, 2018 compared to $118.1 million for the nine months ended September 30, 2017, an increase of 124.4%, primarily due to a 48.6% increase in average active fleets deployed and a 8.7% increase in revenue per average active fleet in response to increased demand for our services described above.
Interest Expense
The increase in interest expense of $6.4 million, or 87.7%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to $1.7 million of deferred financing costs written off in connection with the pay down of 35% of the term loan and $0.9 million prepayment penalty assessed in connection with the pay down, compared to $1.2 million of deferred financing costs written off in September 2017 in connection with debt refinancing, and a $5.7 million increase in interest expense due to higher weighted average interest rate on borrowings outstanding during the nine months ended September 30, 2018 compared to the same period in 2017.
Net Income before Tax Expense
We realized net income before tax expense of $251.3 million for the nine months ended September 30, 2018 compared to $110.8 million for the nine months ended September 30, 2017. The increase in net income before tax expense is primarily attributable to our expanded scope of operations following the deployment of five additional hydraulic fracturing fleets during the twelve months ended September 30, 2018.
Income Tax Expense
As a pass-through entity prior to the IPO, our Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the

Company is taxed at a combined U.S. federal and state tax rate of approximately 23.4%, while no tax is provided for the results attributable to the noncontrolling interests which remains pass through income. We recognized $36.2 million of expense for the period commencing on January 17, 2018 through September 30, 2018, an effective rate of 14.4%, compared to $0 recognized during the nine months ended September 30, 2017. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
EBITDA, Adjusted EBITDA and annualized Adjusted EBITDA per Average Active Fleet

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Change	2018	2017	Change
	(in thousands)
Net income	$66,368	$63,663	$2,705	$215,097	$110,820	$104,277
Depreciation and amortization	32,305	24,164	8,141	90,927	55,831	35,096
Interest expense	3,648	3,326	322	13,682	7,289	6,393
Income tax expense	12,229	—	12,229	36,238	—	36,238
EBITDA	$114,550	$91,153	$23,397	$355,944	$173,940	$182,004
Fleet start-up costs	2,235	1,895	340	8,842	10,784	(1,942)
Asset acquisition costs	—	426	(426)	—	2,968	(2,968)
Loss (gain) on disposal of assets	701	21	680	1,266	(12)	1,278
Advisory services fees	—	250	(250)	202	1,295	(1,093)
Adjusted EBITDA	$117,486	$93,745	$23,741	$366,254	$188,975	$177,279
EBITDA was $114.6 million for the three months ended September 30, 2018 compared to $91.2 million for the three months ended September 30, 2017. Adjusted EBITDA was $117.5 million for the three months ended September 30, 2018 compared to $93.7 million for the three months ended September 30, 2017. Annualized Adjusted EBITDA per Average Active Fleet was $21.2 million for the three months ended September 30, 2018 compared to $22.3 million for the three months ended September 30, 2017. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
EBITDA was $355.9 million for the nine months ended September 30, 2018 compared to $173.9 million for the nine months ended September 30, 2017. Adjusted EBITDA was $366.3 million for the nine months ended September 30, 2018 compared to $189.0 million for the nine months ended September 30, 2017. Annualized Adjusted EBITDA per Average Active Fleet was $23.2 million for the nine months ended September 30, 2018 compared to $17.8 million for the nine months ended September 30, 2017. The increases in EBITDA and Adjusted EBITDA resulted from the increased revenue and other factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity to date have been cash flows from operations, capital contributions from our owners, borrowings under our Credit Facilities and net proceeds from our IPO. We expect to fund operations and organic growth with cash flows from operations and availability under our ABL Facility.
Cash and cash equivalents increased by $70.8 million to $87.1 million as of September 30, 2018 compared to $16.3 million as of December 31, 2017, primarily attributable to net proceeds from the IPO. Going forward, we intend to finance the majority of our capital expenditures, contractual obligations and working capital needs with proceeds from the IPO and operating cash flows. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$223,627	$115,107	$108,520
Net cash used in investing activities	(183,941)	(251,297)	67,356
Net cash provided by financing activities	31,070	145,851	(114,781)
Net increase in cash and cash equivalents	$70,756	$9,661	$61,095
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2018 and 2017
Operating Activities. Net cash provided by operating activities was $223.6 million for the nine months ended September 30, 2018, compared to $115.1 million for the nine months ended September 30, 2017. The $108.5 million increase in cash from operating activities was attributable to a $641.0 million increase in revenues, offset by a $457.8 million increase in cash based operating expenses as well as an increase in funds used to satisfy working capital obligations.
Investing Activities. Net cash used in investing activities was $183.9 million for the nine months ended September 30, 2018, compared to $251.3 million for the nine months ended September 30, 2017. Capital expenditures, including amounts in Accounts Payable and Accrued Liabilities, were $184.5 million for the nine months ended September 30, 2018 compared to $240.5 million for the nine months end September 30, 2017. The $67.4 million decrease in net cash used in investing activities was primarily due to the acquisition of Titan Frac Services LLC and other Texas real estate properties during the nine months ended September 30, 2017.
Financing Activities. Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 2018, compared to $145.9 million for the nine months ended September 30, 2017. The $114.8 million decrease in cash provided by financing activities was primarily due to net repayment on debt of $92.0 million, repurchase of shares for $53.9 million, distributions to noncontrolling interest holders of $17.4 million, and dividend and distributions paid of $5.9 million during the nine months ended September 30, 2018 compared to net borrowings of $181.1 million and net payments of$23.0 million from the issuance and redemption of redeemable common units during the nine months ended September 30, 2017, offset by $198.4 million in net proceeds from the IPO.

ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2018, the borrowing base was calculated to be $250.0 million with no amounts drawn and an outstanding letter of credit for $0.3 million, leaving $249.7 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The ABL Facility is not subject to financial covenants unless liquidity, as defined in the ABL Facility credit agreement, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility credit agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. The Company was in compliance with these covenants as of September 30, 2018.
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
The effective combined U.S. federal and state income tax rate applicable to the Company for the nine months ended September 30, 2018 was 14.4%. The Company’s effective tax rate is significantly less than the federal statutory tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company recognized income tax expense of $36.2 million for the nine months ended September 30, 2018.
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

Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the combined financial statements included in the Annual Report).  We believe that some of our accounting policies involve a higher degree of judgment and complexity than others.  As of December 31, 2017, our critical accounting policies included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets.  These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2018, the Company adopted Accounting Standard Codification Topic 606-Revenue from Contracts with Customers, and additionally, as of the September 30, 2018 reporting period, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (see Note 1 to the condensed consolidated and combined financial statements included in this Form 10-Q). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2017.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of September 30, 2018, except for the operating leases and purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 12—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
At September 30, 2018, we had $112.6 million of debt outstanding, with a weighted average interest rate of 9.8%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceeding

On February 23, 2017, SandBox filed suit in the Houston Division of the U.S. District Court for the Southern District of Texas against Proppant Express Investments, LLC, PropX, and LOS. LOS is party to a services agreement with PropX. SandBox alleges that LOS willfully infringes multiple U.S. patents and has breached an agreement between SandBox and LOS by “directing, controlling, and funding” IPR requests before the USPTO. In July 2018, SandBox requested permission from the court to allege additional breach of contract claims against LOS, including alleged breaches of a confidentiality agreement and an exclusive purchasing covenant. The court denied these requests in September 2018. SandBox seeks both monetary and injunctive relief from the court, as well as attorney’s fees and costs. We intend to vigorously defend ourselves against the claims brought by SandBox. The Company cannot predict with any degree of certainty the outcome of the suit.
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
The risk factor below is an addition to the risk factors set forth in the Annual Report. As of September 30, 2018, there have been no other material changes to the risk factors in the Annual Report.
Colorado Proposition 112, if approved by voters in November 2018, would likely have a material adverse impact on new oil and gas development in the state and materially reduce the demand for our hydraulic fracturing services in the state.
The Colorado Secretary of State has approved an initiative, referred to as Proposition 112, for inclusion on the statewide voter ballot in November 2018. Proposition 112 seeks to amend the Colorado Revised Statutes to increase oil and gas facility setback distances by requiring that all new oil and gas development on non-federal lands be located at least 2,500 feet away from certain occupied structures, including homes, schools and hospitals, and certain defined “vulnerable areas,” including playgrounds, permanent sports fields, public parks and open spaces, public drinking water sources, reservoirs, lakes, rivers, perennial and intermittent streams, and creeks. In contrast, the Colorado Revised Statutes currently require that oil and gas development on non-federal lands be located at least 500 feet away from homes and 1,000 feet away from schools. The term “oil and gas development” is broadly defined under Proposition 112 to include certain oil and gas exploration, drilling, production and processing activities, including the hydraulic fracturing services we provide to our oil and gas customers in the state. Under Proposition 112, state and local governments would be allowed to designate vulnerable areas beyond what is currently covered under the initiative, but the proposal provides no additional guidance on procedures or any limitations with respect to such designations. Proposition 112 would take effect upon official certification of election results, is self-executing, and will apply to new oil and gas development that is “permitted” on or after the date of certification.
The Colorado Oil and Gas Conservation Commission (“COGCC”) conducted a study in 2018 and determined that, if Proposition 112 were approved by state voters, an estimated 54% of Colorado’s total land surface would be unavailable for new oil and gas development, with that estimate increasing to 85% if only non-federal lands are considered. Focusing on Weld County, the 2018 COGCC study determined that approval and adoption of Proposition 112 would remove from production approximately 78% and 85% of the respective total land surface and non-federal land surface available in the county. In the event that Colorado voters approve Proposition 112 in November 2018, then our customers in the state, from whom we currently derive a significant portion of our consolidated revenue, may experience material curtailment in the permitting of new exploration, development, or production activities. Any such curtailment would likely materially reduce the demand for our hydraulic fracturing services in the state and could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2018	—	$—	—	$—
August 2018	—	—	—	—
September 2018	2,843,365	18.96	2,843,365	46,084,652
Total	2,843,365	$18.96	2,843,365	$46,084,652
(1) On September 10, 2018, the Company's board of directors authorized a share repurchase plan to repurchase up to $100 million of the Company's Class A Common Stock. This repurchase plan permits the Company to repurchase its common stock in the open market or through privately negotiated transactions. This plan expires on September 30, 2019.
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

10.1	Liberty Oilfield Services 401(k) Savings Plan (3)

10.2
Stock Purchase and Sale Agreement, dated as of September 14, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Riverstone/Carlyle Energy Partners IV, L.P. (4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on June 28, 2018.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 17, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	November 1, 2018	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)
/s/ Michael Stock
Date:	November 1, 2018	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)
/s/ Ryan T. Gosney
Date:	November 1, 2018	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)