Form 10-Q
period 2019-03-31
Liberty Oilfield Services Inc.
filed 2019-05-03
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-38081

Liberty Oilfield Services Inc.
(Exact Name of Registrant as Specified in its Charter)
Delaware		81-4891595
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
950 17th Street, Suite 2400 Denver, Colorado		80202
(Address of Principal Executive Offices)		(Zip Code)
(303) 515-2800 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Class A Common Stock, par value $0.01	LBRT	New York Stock Exchange

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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 30, 2019, the registrant had 68,962,200 shares of Class A Common Stock and 43,570,372 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will,” “should” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	oil and natural gas prices;

•	acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results;

•	return of capital to stockholders; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”).
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58,688	$103,312
Accounts receivable—trade	223,652	153,589
Accounts receivable—related party	10,776	15,139
Unbilled revenue	86,809	79,233
Inventories	74,348	60,024
Prepaid and other current assets	24,839	49,924
Total current assets	479,112	461,221
Property and equipment, net	640,768	627,053
Other assets	28,538	28,227
Finance lease right-of-use assets	55,315	—
Operating lease right-of-use assets	65,123	—
Total assets	$1,268,856	$1,116,501
Liabilities and Equity
Current liabilities:
Accounts payable	$122,673	$80,490
Accrued liabilities:
Accrued vendor invoices	68,125	67,771
Operational accruals	21,195	36,414
Accrued salaries and benefits	26,928	22,791
Accrued interest and other	7,984	9,585
Accrued liabilities—related party	—	2,300
Current portion of long-term debt, net of discount of $1,357 and $1,365, respectively	392	385
Current portion of finance lease liabilities	12,709	—
Current portion of operating lease liabilities	14,403	—
Total current liabilities	274,409	219,736
Long-term debt, net of discount of $3,488 and $3,826, respectively, less current portion	106,041	106,139
Deferred tax liability	27,020	32,994
Payable pursuant to tax receivable agreements	20,074	16,818
Noncurrent portion of finance lease liabilities	38,022	—
Noncurrent portion of operating lease liabilities	47,808	—
Total liabilities	513,374	375,687
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 68,743,704 issued and outstanding as of March 31, 2019 and 68,359,871 issued and outstanding as of December 31, 2018	687	684
Class B, $0.01 par value, 400,000,000 shares authorized and 43,570,372 issued and outstanding as of March 31, 2019 and 45,207,372 issued and outstanding as of December 31, 2018	436	452
Additional paid in capital	314,967	312,659
Retained earnings	133,877	119,274
Total stockholders’ equity	449,967	433,069
Noncontrolling interest	305,515	307,745
Total equity	755,482	740,814
Total liabilities and equity	$1,268,856	$1,116,501
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Revenue	$528,831	$491,098
Revenue—related parties	6,317	4,062
Total revenue	535,148	495,160
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	429,299	376,827
General and administrative	22,088	21,677
Depreciation and amortization	38,387	28,016
Loss on disposal of assets	1,223	80
Total operating costs and expenses	490,997	426,600
Operating income	44,151	68,560
Other expense:
Interest expense	4,182	6,494
Net income before income taxes	39,969	62,066
Income tax expense	6,060	8,079
Net income	33,909	53,987
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	8,705
Less: Net income attributable to noncontrolling interests	15,788	21,607
Net income attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$23,675

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.27	$0.34
Diluted	$0.26	$0.34
Weighted average common shares outstanding:
Basic	67,427	68,924
Diluted	114,171	118,182
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Distributions paid and payable to noncontrolling unitholders	—	—	—	—	—	—	—	(222)	(222)
Exchanges of Class B Common Stock for Class A Common Stock	1,637	(1,637)	16	(16)	11,413	—	11,413	(11,413)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	896	—	896	—	896
$0.05/unit Distribution to noncontrolling unitholders	—	—	—	—	—	—	—	(2,179)	(2,179)
Regular cash dividends declared and distributions paid	—	—	—	—	—	(3,519)	(3,519)	—	(3,519)
Restricted stock and RSU forfeitures	—	—	—	—	—	1	1	—	1
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	2,880	—	2,880	—	2,880
RSU Vesting	50	—	—	—	136	—	136	(136)	—
Net income	—	—	—	—	—	18,121	18,121	15,788	33,909
Balance—March 31, 2019	68,744	43,570	$687	$436	$314,967	$133,877	$449,967	$305,515	$755,482

	Members' Equity	Shares of Class A Common Stock	Shares of Class B Common Stock		Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders' equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—		$—	$—	$—	$—	$—	$—	$392,766
Return on redeemable common units	(149)	—	—		—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—		—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—		$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207		560	482	446,824	—	447,866	—	46,544
Net deferred tax liability due to corporate reorganization	—	—	—		—	—	(28,620)	—	(28,620)	—	(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—		143	—	219,790	—	219,933	—	219,933
Redemption of Legacy Ownership, net of underwriter discount	—	(1,609)	—	-	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of Restricted Stock	—	1,258	—		13	—	(13)	—	—	—	—
Liability due to tax receivable agreements	—	—	—		—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO	—	—	—		—	—	(261,844)	—	(261,844)	261,844	—
Distribution paid and payable to noncontrolling interest unitholders	—	—	—		—	—	—	—	—	(5,353)	(5,353)
Restricted stock forfeited	—	(4)	—		—	—	—	—	—	—	—
Net income subsequent to the Corporate Reorganization and IPO	—	—	—		—	—	—	23,675	23,675	21,607	45,282
Balance—March 31, 2018	$—	69,971	48,207		$700	$482	$347,965	$23,675	$372,822	$278,098	$650,920
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$33,909	$53,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,387	28,016
Loss on disposal of assets	1,223	80
Interest expense on finance lease liability	651	—
Amortization of debt issuance costs	556	2,310
Non-cash lease expense	419	—
Share based compensation expense	2,880	—
Changes in operating assets and liabilities:
Accounts receivable	(70,063)	(15,506)
Accounts receivable—related party	4,363	(3,998)
Unbilled revenue	(7,576)	(15,294)
Unbilled revenue—related party	—	59
Inventories	(14,324)	(4,548)
Other assets	20,477	(20,927)
Accounts payable and accrued liabilities	44,683	6,523
Accounts payable and accrued liabilities—related party	(1,000)	—
Payment of operating lease liability	(5,091)	—
Net cash provided by operating activities	49,494	30,702
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(66,333)	(54,985)
Proceeds from sale of assets	149	251
Net cash used in investing activities	(66,184)	(54,734)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	—	230,174
Redemption of LLC Units from Legacy Owners	—	(25,897)
Repayments of borrowings on term loan	(438)	(61,097)
Repayments of borrowings on line-of-credit	—	(30,000)
Contribution of assets from LOS Holdings	—	2,115
Payments on finance lease obligations	(3,282)	—
Class A common stock dividend	(3,415)	—
Distribution to noncontrolling interest unitholders	(2,179)	(4,125)
Share buyback	(18,398)	—
Distributions to noncontrolling interest holders	(222)	—
Equity offering costs	—	(5,389)
Net cash (used in) provided by financing activities	(27,934)	105,781
Net increase (decrease) in cash and cash equivalents	(44,624)	81,749
Cash and cash equivalents—beginning of period	103,312	16,321
Cash and cash equivalents—end of period	$58,688	$98,070
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$5,934
Cash paid for interest	$3,267	$4,441
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$30,478	$46,569
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s 2018 Annual Report for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
Prior to the Corporate Reorganization, Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) wholly owned Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition CO I LLC (“ACQI” and, together with LOS, the “Predecessor”), which includes the assets and liabilities of LOS Odessa RE Investments, LLC and LOS Cibolo RE Investments, LLC. Following the Corporate Reorganization, Liberty LLC wholly owns the Predecessor. Effective March 22, 2018, the assets of ACQI were contributed into LOS and ACQI was dissolved.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming and Texas.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements included in the Company’s 2018 Annual Report.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2019 and the financial position, results of operations, cash flows, and equity of the Company as of December 31, 2018 and for the three months ended March 31, 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented. The condensed consolidated financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The condensed consolidated financial statements may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future.
The condensed consolidated and combined financial statements for periods prior to January 17, 2018, reflect the historical results of the Predecessor. The condensed consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control.
The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing services.
Note 2—Significant Accounting Policies
Recently Adopted Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Accounting Standard Codification (“ASC”) Topic 842), as amended by other ASUs issued since February 2016 (“ASU 2016-02” or “ASC

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Topic 842”), using the modified retrospective transition method applied at the effective date of the standard. By electing this optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840).
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, including the option to carry forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single lease, and to not include leases with an initial term of less than 12 months in the lease assets and liabilities.
The adoption of ASC Topic 842 resulted in the recognition of finance lease right-of-use assets, operating lease right-of-use assets, and lease liabilities for operating leases. As of January 1, 2019, the adoption of the new standard resulted in the recognition of finance lease assets of $57.2 million, including $2.1 million and $2.0 million reclassified from prepaid and other current assets and other assets, respectively, and finance lease liabilities of $53.2 million. Additionally, the Company recorded operating lease assets of $64.0 million, including $1.9 million reclassified from prepaid and other current assets, and operating lease liabilities of $63.6 million, including $1.5 million reclassified from accrued interest and other liabilities as of January 1, 2019. There was no significant impact to the condensed consolidated statements of income, equity or cash flows. Refer to Note 5-Leases for additional disclosures required under ASC Topic 842.
For leases entered into after January 1, 2019, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew, however, the Company typically cannot determine its intent to renew a lease with reasonable certainty at inception.
Revenue Recognition
In connection with the adoption of ASC Topic 842, the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and non-lease components and account for the combined component is accordance with the accounting treatment for the predominant component. Therefore, the Company combines the lease and service component for certain of the Company’s service contracts and continues to account for the combined component under ASC Topic 606, Revenue from Contracts with Customers.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the statement of operations. Start-up costs for the three months ended March 31, 2019 and 2018 were $1.1 million and $3.3 million, respectively, related to one and two new fleets deployed during each respective period. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
The terms and conditions of the Credit Facilities, defined herein, between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants (see Note 6).
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2019	2018
Proppants	$21,377	$22,038
Chemicals	10,558	10,781
Maintenance parts	42,413	27,205
	$74,348	$60,024
During the three months ended March 31, 2019, the Company did not record any write-down to inventory carrying values.
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2019	2018
Land	N/A	$5,400	$5,400
Field services equipment	2-7	849,478	778,423
Vehicles	4-7	60,071	59,807
Buildings and facilities	5-30	28,057	27,795
Office equipment, furniture, and software	2-7	6,313	6,200
		949,319	877,625
Less accumulated depreciation and amortization		(340,332)	(307,277)
		608,987	570,348
Construction in-progress	N/A	31,781	56,705
		$640,768	$627,053
Depreciation expense for the three months ended March 31, 2019 and 2018 was $35.7 million and $28.0 million, respectively.
Note 5—Leases
The Company has operating and finance leases primarily for vehicles, equipment, railcars, office space, and facilities. The terms and conditions for these leases vary by the type of underlying asset.
Certain leases include variable lease payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of lease assets and liabilities, and are recognized in the period in which the obligation for those payments is incurred.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense for the three months ended March 31, 2019 were as follows:

March 31,
($ in thousands)	2019
Finance lease cost:
Amortization of right-of-use assets	$2,366
Interest on lease liabilities	651
Operating lease cost	5,211
Variable lease cost	1,004
Total lease cost	$9,232

Rent expense recorded for the three months ended March 31, 2018 was $7.9 million.
Supplemental cash flow and other information related to leases for the quarter ended March 31, 2019 were as follows:

March 31,
($ in thousands)	2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$7,798
Finance leases	$3,282
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$69,430
Finance leases	$57,421

Lease terms and discount rates as of March 31, 2019 were as follows:

March 31,
2019
Weighted-average remaining lease term:
Operating leases	6.6 years
Finance leases	1.9 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.2%

Future minimum lease commitments as of March 31, 2019 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2019	$9,879	$12,341
2020	25,478	18,250
2021	19,085	13,487
2022	101	7,029
2023	—	4,199
Thereafter	—	19,588
Total lease payments	54,543	74,894
Less imputed interest	(3,812)	(12,683)
Total	$50,731	$62,211

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2019 is $3.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee in the financing lease liability.
At December 31, 2018, future minimum lease payments under operating leases were as follows:

($ in thousands)
Years Ending December 31,
2019	$42,717
2020	48,685
2021	32,390
2022	6,093
2023	4,303
Thereafter	19,742
$153,930
Note 6—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2019	2018
Term Loan outstanding	$111,278	$111,715
Deferred financing costs and original issue discount	(4,845)	(5,191)
Total debt, net of deferred financing costs and original issue discount	$106,433	$106,524
Current portion of long-term debt, net of discount	$392	$385
Long-term debt, net of discount and current portion	106,041	106,139
	$106,433	$106,524
The Company has two credit agreements in effect for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2019, the borrowing base was calculated to be $233.5 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $233.2 million of remaining availability. The unused commitment fee is 0.375% to 0.5% of average monthly unused commitment. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $111.3 million remained outstanding as of March 31, 2019. The rate on borrowing was 10.1% as of March 31, 2019. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company was in compliance with these covenants as of March 31, 2019.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2019	$1,313
2020	1,750
2021	1,750
2022	106,465
2023	—
$111,278
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2019 and 2018.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying condensed consolidated balance sheets approximated or equaled their fair values at March 31, 2019 and December 31, 2018.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at March 31, 2019 and December 31, 2018, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at March 31, 2019 and December 31, 2018, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. There were no such measurements required as of March 31, 2019 and December 31, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $58.7 million and $103.3 million as of March 31, 2019 and December 31, 2018, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have stated payment terms of 45 days or less. As of March 31, 2019 and December 31, 2018, two customers accounted for 23% and 28% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended March 31, 2019 and 2018, two customers accounted for 22% and 27% of total revenue, respectively.
As of March 31, 2019 and December 31, 2018, the Company had no provision for doubtful accounts.
Note 8—Equity
Preferred Stock
As of March 31, 2019, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company's board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders.
Class A Common Stock
The Company had a total of 68,743,704 shares of Class A Common Stock outstanding as of March 31, 2019, which includes 555,713 shares of unvested restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total of 43,570,372 shares of Class B Common Stock outstanding as of March 31, 2019. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested restricted stock activity for the three months ended March 31, 2019:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2018	634,653	$—
Vested	(78,940)	—
Forfeited	—	—
Outstanding at March 31, 2019	555,713	$—
(1)    Prior to the IPO and Corporate Reorganization, Liberty Holdings issued Class B units of Liberty Holdings (“Legacy Units”). The Legacy Units were determined to have a de minimis grant-date fair value based on their assigned benchmark values. In connection with the Corporate Reorganization, the unvested Legacy Units were exchanged for 1,258,514 shares of restricted stock with the same terms and requisite vesting conditions. The shares of restricted stock retain the grant date fair value of the Legacy Units.
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	1,193,683	$19.24
Granted	511,354	14.84
Vested	(49,836)	19.94
Forfeited	(9,255)	20.07
Outstanding at March 31, 2019	1,645,946	$17.85
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	—	$—
Granted	356,908	14.93
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2019	356,908	$14.93
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of income. The Company recognized stock based compensation expense of $2.9 million for the three months ended March 31, 2019. The Company recognized no stock based compensation expense in the three months ended March 31, 2018. There was approximately $27.3 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.4 years.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Dividends
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20, 2019 to stockholders of record as of March 6, 2019. Liberty LLC paid a distribution of $5.6 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of March 6, 2019, $3.4 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2019, which totaled $3.4 million. Additionally, the Company accrued $0.1 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021. During the three months ended March 31, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in January completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). For further details of this related party transaction see Note 12.
As of March 31, 2019, $98.7 million remains authorized for future repurchases of Class A Common Stock under the share repurchase program.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for periods subsequent to the Corporate Reorganization on January 17, 2018:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$23,675
Denominator:
Basic weighted average shares outstanding	67,427	68,924
Basic net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.27	$0.34
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$23,675
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	11,831	16,311
Diluted net income attributable to Liberty Oilfield Services Inc. stockholders	$29,952	$39,986
Denominator:
Basic weighted average shares outstanding	67,427	68,924
Effect of dilutive securities:
Restricted stock	601	1,051
Restricted stock units	1,581	—
Class B Common Stock	44,562	48,207
Diluted weighted average shares outstanding	114,171	118,182
Diluted net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.26	$0.34
Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the three months ended March 31, 2019 was 15.2%, compared to 13.0% for the period ended March 31, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company’s effective tax rate is lower for the period ended March 31, 2018, the shortened taxable period as the Company was a pass-through entity prior to the IPO. The Company recognized income tax expense of $6.1 million during the three months ended March 31, 2019, compared to $8.1 million during the shortened taxable period ended March 31, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direct Partnership, L.P. and the then existing owners that continued to own Liberty LLC Units (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of redemption or call rights, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
During the three months ended March 31, 2019, exchanges of Liberty Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. At March 31, 2019, the Company's liability under the TRA was $21.9 million, a portion of which is presented as a component of current liabilities of $1.8 million and a portion of which is presented as a component of long term liabilities of $20.1 million, and the related deferred tax assets totaled $25.8 million.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary. Contributions made by the Company were $4.1 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.
Note 12—Related Party Transactions
During January 2019, the Company repurchased 117,647 shares of Class A Common Stock from the Riverstone Sellers, at a weighted average purchase price of $17.00 per share, pursuant to the share repurchase program (see Note 8 - Equity - Share Repurchase Program).
In connection with the Corporate Reorganization, the Company engaged in transactions with affiliates including entering into the TRAs with affiliates (see Note 10). Also in conjunction with the Corporate Reorganization, Liberty Holdings contributed $2.1 million of assets to Liberty LLC and Redeemable Common Units in the amount of $42.6 million were settled.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate was to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the three months ended March 31, 2018, were $0.2 million, and there was no payable outstanding as of March 31, 2019 and December 31, 2018 as the Services Agreement was terminated during June 2018.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2019 and 2018 was $6.3 million and $3.9 million, respectively. As of March 31, 2019 and December 31, 2018, $10.8 million and $15.1 million, respectively, of the Company’s accounts receivable was with the Affiliate. The Company had no unbilled revenue with the Affiliate as of March 31, 2019 and December 31, 2018.
Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three months ended March 31, 2019 and 2018, and fees accrued as of March 31, 2019 and December 31, 2018 were $0 and $2.3 million, respectively. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities - related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a noncontrolling minority member in Proppant Express Investments, LLC, the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the Company continues to purchase and lease equipment from PropX. For the three months ended March 31, 2019 and 2018, the Company purchased proppant logistics equipment of $0 and $2.1 million, and leased proppant logistics equipment for $2.4 million and $1.6 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, all of which was recognized in the year ended December 31, 2018. The Company made an additional $4.2 million prepayment, in exchange for a 5% discount, during the three months ended March 31, 2019, reflected as a reduction to the operating lease liability as of March 31, 2019.
Receivables from PropX as of March 31, 2019 and December 31, 2018 were $0. Payables to PropX as of March 31, 2019 and December 31, 2018 were $0.2 million and $0.2 million, respectively.
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of March 31, 2019 and December 31, 2018, the agreements commit the Company to purchase 10,343,000 and 11,266,000 tons, respectively, of proppant through December 31, 2021. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars.
Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. There were no shortfalls as of March 31, 2019.
As of March 31, 2019 and December 31, 2018, the Company had commitments to purchase 16,495,000 and 18,852,000 gallons of chemicals through December 31, 2020.
Future proppant, including rail car transport, and chemical commitments are as follows:

($ in thousands)
Remainder of 2019	$275,731
2020	245,002
2021	93,377
2022	3,433
2023	—
$617,543
Litigation
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14—Subsequent Event
On April 23, 2019, the Company's board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock, and a distribution of $0.05 per Liberty LLC Unit, to be paid on June 20, 2019 to holders of record as of June 6, 2019. The Company will use the proceeds from the Liberty LLC distribution to pay the dividend.

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
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 23 active fleets in March 2019, including the addition of the latest fleet during the three months ended March 31, 2019. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
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
Macro Conditions
In the first quarter of 2019, the price of West Texas Intermediate crude oil averaged $54.82 compared with an average of $59.97 for the fourth quarter of 2018 and an average of $62.91 for the first quarter of 2018. In the first quarter of 2019, the horizontal rig count in North America averaged 919 compared to 932 in the fourth quarter of 2018 and 833 in the first quarter of 2018, according to a report by Baker Hughes, a GE company.
Entering the fourth quarter of 2018, there was an oversupply of staffed frac fleets in the market which, combined with reductions in customer activity, led to a rapid reduction of pricing for frac services. While there continues to be an oversupply of frac fleets in the market, as the supply of active frac equipment balances with demand, we expect pricing to potentially improve later this year.
Based on these market conditions, the diversity of Liberty’s operating footprint, conversations with our customers and other factors, we expect demand for Liberty’s frac services to remain stable for the remainder of the year, especially for our high-efficiency frac fleets.

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
Net Income Before Income Taxes; and
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
EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA per Average Active Fleet
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance. Average Active Fleet is calculated as the daily average of the number of active fleets for the period presented. Annualized Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA annualized, divided by the Average Active Fleets for the same period. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three months ended March 31, 2019, compared to three months ended March 31, 2018

	Three months ended March 31,
Description	2019	2018	Change
	(in thousands)
Revenue	$535,148	$495,160	$39,988
Cost of services, excluding depreciation and amortization shown separately	429,299	376,827	52,472
General and administrative expenses	22,088	21,677	411
Depreciation and amortization	38,387	28,016	10,371
Loss on disposal of assets	1,223	80	1,143
Operating income	44,151	68,560	(24,409)
Interest expense	4,182	6,494	(2,312)
Net income before income taxes	39,969	62,066	(22,097)
Income tax expense	6,060	8,079	(2,019)
Net income	33,909	53,987	(20,078)
Less: Net income attributable to Predecessor, prior to the Corporate Reorganization	—	8,705	(8,705)
Less: Net income attributable to noncontrolling interest	15,788	21,607	(5,819)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$23,675	$(5,554)
Revenue
Our revenue increased $40.0 million, or 8.1%, to $535.1 million for the three months ended March 31, 2019 compared to $495.2 million for three months ended March 31, 2018. The increase was due to a 12.1% increase in average active fleets deployed offset by a 3.6% decrease in revenue per average active fleet. Our revenue per average active fleet decreased to approximately $24.0 million for the three months ended March 31, 2019 as compared to approximately $24.9 million for the three months ended March 31, 2018, based on 22.3 and 19.9 average active fleets deployed during those respective periods.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $52.5 million, or 13.9%, to $429.3 million for the three months ended March 31, 2019 compared to $376.8 million for the three months ended March 31, 2018. The higher expense is due to an increase in services provided and reflects a $19.8 million increase attributable to materials, which was driven by a 33.9% increase in material volumes in the three months ended March 31, 2019 compared to the same period in 2018. Personnel costs increased by $10.6 million, or 14.6%, to support the increased activity, including a 12.1% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $16.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million, or 1.9%, to $22.1 million for the three months ended March 31, 2019 compared to $21.7 million for the three months ended March 31, 2018. The increase is primarily due to a $3.6 million increase in personnel costs, which increased 45.3% from $7.9 million for the three months ended March 31, 2018 to $11.5 million for the three months ended March 31, 2019. In addition, non-cash stock based compensation expense of $2.0 million was recognized during the three months ended March 31, 2019 compared to $0 during the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $10.4 million, or 37.0%, to $38.4 million for the three months ended March 31, 2019 compared to $28.0 million for the three months ended March 31, 2018, due to two additional hydraulic fracturing fleets deployed during the twelve months ended March 31, 2019. The $10.4 million increase includes $2.4 million of depreciation related to the addition of capital leases recorded in the three months ended March 31, 2019 with the adoption of ASU 2016-02 Leases Topic 842.

Operating Income
We realized operating income of $44.2 million for the three months ended March 31, 2019 compared to $68.6 million for the three months ended March 31, 2018, a decrease of 35.6%. The decrease is primarily due to the $64.4 million increase in total operating expenses, components of which are discussed above, a 15.1% increase from the three months ended March 31, 2018, partially offset by a $40.0 million (8.1%) increase in total revenue.
Interest Expense
The decrease in interest expense of $2.3 million, or 35.6%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease of $1.0 million for interest expense on the term debt, as well as a decrease of $1.7 million in debt issuance cost amortization related to the $61.1 million paydown on the Term Loan Facility during the first quarter of 2018 with proceeds from the IPO.
Net Income before Income Taxes
We realized net income before tax expense of $40.0 million for the three months ended March 31, 2019 compared to $62.1 million for the three months ended March 31, 2018. The decrease in net income before tax expense is primarily attributable to increased operating expenses, as discussed above, related to our expanded scope of operations following the deployment of two additional hydraulic fracturing fleets during the twelve months ended March 31, 2019.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is provided for the results attributable to the noncontrolling interests which remains pass through income. We recognized $6.1 million of expense for the three months ended March 31, 2019, at an effective rate of 15.2%, compared to $8.1 million, at an effective rate of 13.0%, recognized during the shortened taxable period commencing on January 17, 2018 through March 31, 2018. This decrease was attributable to the net decrease in operating income, the components of which are discussed above, offset by our status as a corporation subject to U.S. federal income tax for the three month period ended March 31, 2019, as opposed to the shortened taxable period ended March 31, 2018.
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
Note Regarding Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2019	2018	Change
	(in thousands)
Net income	$33,909	$53,987	$(20,078)
Depreciation and amortization	38,387	28,016	10,371
Interest expense	4,182	6,494	(2,312)
Income tax expense	6,060	8,079	(2,019)
EBITDA	$82,538	$96,576	$(14,038)
Fleet start-up costs	1,054	3,309	(2,255)
Loss on disposal of assets	1,223	80	1,143
Advisory services fees	—	202	(202)
Adjusted EBITDA	$84,815	$100,167	$(15,352)
EBITDA was $82.5 million for the three months ended March 31, 2019 compared to $96.6 million for the three months ended March 31, 2018. Adjusted EBITDA was $84.8 million for the three months ended March 31, 2019 compared to $100.2 million for the three months ended March 31, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from operating expenses increasing at a higher percentage than revenue and decreased income tax expense, offset by increasing costs in depreciation and amortization. See factors described above under the captions Revenue, Cost of Services and General and Administrative Expenses above.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations. We may incur additional indebtedness or issue equity securities in order to fund growth opportunities that we pursue via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents decreased by $44.6 million to $58.7 million as of March 31, 2019 compared to $103.3 million as of December 31, 2018, primarily attributable to the timing of customer payments and services provided, as accounts receivable and unbilled revenue increased $65.7 million and $7.6 million, respectively. As a result of the increased balances in accounts receivable and unbilled revenue, the cash balance is lower as of March 31, 2019 until wells are completed and billed, and outstanding balances are paid. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$49,494	$30,702	$18,792
Net cash used in investing activities	(66,184)	(54,734)	(11,450)
Net cash (used in) provided by financing activities	(27,934)	105,781	(133,715)
Net (decrease) increase in cash and cash equivalents	$(44,624)	$81,749	$(126,373)

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2019 and 2018
Operating Activities. Net cash provided by operating activities was $49.5 million for the three months ended March 31, 2019, compared to $30.7 million for the three months ended March 31, 2018. The $18.8 million increase in cash from operating activities was primarily attributable to a $40.0 million increase in revenues, a reduction of $5.9 million in cash paid for income taxes, and a reduction of $24.3 million in funds used to satisfy working capital obligations. These increases were offset by a $50.0 million increase in cash based operating expenses.
Investing Activities. Net cash used in investing activities was $66.2 million for the three months ended March 31, 2019, compared to $54.7 million for the three months ended March 31, 2018. The Company deployed one fleet in the three months ended March 31, 2019 compared to two fleets deployed in the three months ended March 31, 2018. Additionally, the Company purchased additional spare equipment and additional pump down equipment during the three months ended March 31, 2019 to add to existing fleets, resulting in an increase in capital expenditures in the three months ended March 31, 2019 compared to three months ended March 31, 2018.
Financing Activities. Net cash used in financing activities was $27.9 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $105.8 million for the three months ended March 31, 2018. The $133.7 million decrease in cash provided by financing activities was primarily due to the Company's IPO in the three months ended March 31, 2018, which resulted in $194.0 million in net proceeds from the IPO, offset by the use of proceeds to repay $91.1 million of long term debt. Further, in the three months ended March 31, 2019 the Company repurchased shares of Class A Common Stock under the share repurchase programs that were authorized in September 2018 and January 2019, increasing the cash used in financing activities by $18.4 million. The Company also paid a dividend to Class A Common Stock holders and a distribution to noncontrolling interest holders, totaling $5.6 million in the three months ended March 31, 2019.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2019, the borrowing base was calculated to be $233.5 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.3 million, with $233.2 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the three months ended March 31, 2019 was 15.2%, compared to 13.0% for the period ended March 31, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company’s effective tax rate is lower for the period ended March 31, 2018, due to our status as a corporation subject to U.S. federal income tax for the entire three month period ended March 31, 2019, as opposed to the shortened taxable period ended March 31, 2018. As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. The Company recognized income tax expense of $6.1 million during the three months ended March 31, 2019, compared to $8.1 million during the shortened taxable period ended March 31, 2018.

Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into the TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of redemption or call rights, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 2 to the financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others.  As of December 31, 2018, our critical accounting policies included leases, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (see Note 2 to the condensed consolidated financial statements included in this Quarterly Report). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2018.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of March 31, 2019, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
At March 31, 2019, we had $111.3 million of debt outstanding, with a weighted average interest rate of 10.1%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial position or results of operations.
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
The risk factor below is an addition to the risk factors set forth in the Annual Report. As of March 31, 2019, there have been no other material changes to the risk factors in the Annual Report.
Colorado Senate Bill 19-181 may have a material adverse impact on new oil and gas development in the state and materially reduce the demand for our hydraulic fracturing services in the state.
On April 16, 2019, Governor Jared Polis signed Colorado Senate Bill 19-181 (“SB 181”), also known as “Protect Public Welfare Oil and Gas Operations” into law. SB 181 has been referred to as an “energy overhaul bill” and includes sweeping oil and gas reform legislation increasing the industry regulation in the State of Colorado. Although it is currently unclear how SB 181 will be practically applied, pursuant to its text, SB 181 gives localities, such as cities and counties, the authority to regulate the oil and gas development in their area as they do other development to the extent necessary and reasonable to protect public health, safety, welfare and the environment and specifies that local governments have the authority to establish requirements that are more stringent than the state requirements for the industry. This newer increased authority provides local governments with the power to establish stringent setback distances for oil and gas facilities; impose fines for leaks, spills and emissions; and impose fees on operators to cover the reasonably foreseeable direct and indirect costs of permitting and regulation and the costs of any monitoring and inspection program necessary to address the impacts of development. SB 181 also repeals an exemption for oil and gas production from local governments’ authority to regulate noise. Furthermore, SB 181 restructures the Colorado Oil and Gas Conservation Commission (“COGCC”) by reducing the number of oil and gas industry members currently sitting on the COGCC from three members to one and directs the COGCC to revisit its existing rules to consider stricter requirements including pipeline inspection, emissions from pneumatic tools, leak detection and repair, and continuous methane monitoring. Passage of this legislation could lead to delays in the state in issuing new drilling permits while the COGCC codifies the new law or reassesses its existing rules. Given the passing of SB 181, our customers in the state, from whom we currently derive a significant portion of our consolidated revenue, may experience material curtailment in the permitting of new exploration, development, or production activities or incur additional fines and increased costs. Any such curtailment or added costs may materially reduce the demand for our hydraulic fracturing services in the state and could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2019	1,303,003	$14.66	1,303,003	$98,700,008
February 2019	—	—	—	98,700,008
March 2019	—	—	—	98,700,008
Total	1,303,003	$14.66	1,303,003	$98,700,008
(1) On September 10, 2018, the Company’s board of directors authorized a share repurchase plan to repurchase up to $100 million of the Company’s Class A Common Stock. The January repurchases completed the $100 million share repurchase plan authorized on September 10, 2018. On January 22, 2019, the Company’s board of directors authorized an additional share repurchase plan with terms consistent with the plan authorized on September 10, 2018. These repurchase plans permit the Company to repurchase its common stock in the open market or through privately negotiated transactions. The plan authorized on January 22, 2019 expires on January 21, 2021.
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

10.1	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan *†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	May 2, 2019	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	May 2, 2019	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	May 2, 2019	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)