Form 10-Q
period 2019-06-30
Liberty Oilfield Services Inc.
filed 2019-08-01
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 31, 2019, the registrant had 75,144,104 shares of Class A Common Stock and 37,379,889 shares of Class B Common Stock outstanding.
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
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and contained in our other SEC filings.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,503	$103,312
Accounts receivable—trade	248,160	153,589
Accounts receivable—related party	—	15,139
Unbilled revenue	98,221	79,233
Inventories	86,809	60,024
Prepaid and other current assets	20,332	49,924
Total current assets	486,025	461,221
Property and equipment, net	647,614	627,053
Other assets	33,570	28,227
Note receivable—related party	15,601	—
Finance lease right-of-use assets	59,422	—
Operating lease right-of-use assets	61,143	—
Total assets	$1,303,375	$1,116,501
Liabilities and Equity
Current liabilities:
Accounts payable	$108,102	$80,490
Accrued liabilities:
Accrued vendor invoices	75,120	67,771
Operational accruals	19,823	36,414
Accrued salaries and benefits	22,963	22,791
Accrued interest and other	9,590	9,585
Accrued liabilities—related party	—	2,300
Current portion of long-term debt, net of discount of $1,353 and $1,365, respectively	397	385
Current portion of finance lease liabilities	18,193	—
Current portion of operating lease liabilities	16,508	—
Total current liabilities	270,696	219,736
Long-term debt, net of discount of $3,153 and $3,826, respectively, less current portion	106,375	106,139
Deferred tax liability	33,915	32,994
Payable pursuant to tax receivable agreements	20,074	16,818
Noncurrent portion of finance lease liabilities	35,843	—
Noncurrent portion of operating lease liabilities	44,026	—
Total liabilities	510,929	375,687
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 68,962,200 issued and outstanding as of June 30, 2019 and 68,359,871 issued and outstanding as of December 31, 2018	690	684
Class B, $0.01 par value, 400,000,000 shares authorized and 43,570,372 issued and outstanding as of June 30, 2019 and 45,207,372 issued and outstanding as of December 31, 2018	436	452
Additional paid in capital	318,099	312,659
Retained earnings	152,322	119,274
Total stockholders’ equity	471,547	433,069
Noncontrolling interest	320,899	307,745
Total equity	792,446	740,814
Total liabilities and equity	$1,303,375	$1,116,501
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Revenue	$537,322	$628,084	$1,066,153	$1,119,182
Revenue—related parties	4,825	—	11,142	4,062
Total revenue	542,147	628,084	1,077,295	1,123,244
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	426,444	455,469	855,743	832,296
General and administrative	23,989	27,313	46,077	48,990
Depreciation and amortization	40,368	30,606	78,755	58,622
Loss on disposal of assets	143	485	1,366	565
Total operating costs and expenses	490,944	513,873	981,941	940,473
Operating income	51,203	114,211	95,354	182,771
Other expense:
Interest expense	3,597	3,540	7,779	10,034
Net income before income taxes	47,606	110,671	87,575	172,737
Income tax expense	7,083	15,930	13,143	24,009
Net income	40,523	94,741	74,432	148,728
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	—	—	8,705
Less: Net income attributable to noncontrolling interests	18,491	45,146	34,279	66,753
Net income attributable to Liberty Oilfield Services Inc. stockholders	$22,032	$49,595	$40,153	$73,270

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.32	$0.72	$0.59	$1.06
Diluted	$0.32	$0.71	$0.58	$1.05
Weighted average common shares outstanding:
Basic	68,404	69,020	67,918	68,977
Diluted	114,338	118,638	114,277	118,407
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Distributions paid and payable to noncontrolling unitholders	—	—	—	—	—	—	—	(547)	(547)
Exchanges of Class B Common Stock for Class A Common Stock	1,637	(1,637)	16	(16)	11,413	—	11,413	(11,413)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	896	—	896	—	896
$0.05/unit distribution to noncontrolling unitholders	—	—	—	—	—	—	—	(4,358)	(4,358)
Regular cash dividends declared and distributions paid	—	—	—	—	—	(7,107)	(7,107)	—	(7,107)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	2	—	2
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	6,451	—	6,451	—	6,451
Vesting of restricted stock units	268	—	3	—	(303)	—	(300)	(739)	(1,039)
Net income	—	—	—	—	—	40,153	40,153	34,279	74,432
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446

	Members’ Equity	Shares of Class A Common Stock	Shares of Class B Common Stock		Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—		—	—	—	—	—	—	$392,766
Return on redeemable common units	(149)	—	—		—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—		—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—		$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207		560	482	446,824	—	447,866		46,544
Net deferred tax liability due to corporate reorganization	—	—	—		—	—	(28,620)	—	(28,620)	—	(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—		143	—	220,117	—	220,260	—	220,260
Redemption of legacy ownership, net of underwriter discount	—	(1,609)	—	-	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of Restricted Stock	—	1,258	—		13	—	(13)	—	—	—	—
Liability due to tax receivable agreements	—	—	—		—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO	—	—	—		—	—	(261,844)	—	(261,844)	261,844	—
Distribution paid and payable to noncontrolling interest unitholders	—	—	—		—	—	—	—	—	(13,041)	(13,041)
Restricted stock forfeited	—	(17)	—		—	—	—	—	—	—	—
Stock based compensation expense	—	—	—		—	—	1,196	—	1,196	—	1,196
Net income subsequent to the Corporate Reorganization and IPO	—	—	—		—	—	—	73,270	73,270	66,753	140,023
Balance—June 30, 2018	$—	69,958	48,207		$700	$482	$349,488	$73,270	$423,940	$315,556	$739,496
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$74,432	$148,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,755	58,622
Loss on disposal of assets	1,366	565
Interest expense on finance lease liability	1,350	—
Amortization of debt issuance costs	1,105	2,868
Inventory write-down	—	3,389
Non-cash lease expense	2,828	—
Share based compensation expense	6,451	1,196
Deferred income taxes	6,895	8,447
Changes in operating assets and liabilities:
Accounts receivable	(94,571)	(25,503)
Accounts receivable—related party	(462)	(122)
Unbilled revenue	(18,988)	(59,496)
Unbilled revenue—related party	—	59
Inventories	(26,785)	(10,239)
Other assets	18,151	(24,088)
Accounts payable and accrued liabilities	53,343	4,775
Accounts payable and accrued liabilities—related party	(1,000)	—
Payment of operating lease liability	(5,157)	—
Net cash provided by operating activities	97,713	109,201
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(130,408)	(140,861)
Proceeds from sale of assets	344	3,018
Net cash used in investing activities	(130,064)	(137,843)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	—	230,174
Redemption of Liberty LLC Units from legacy owners	—	(25,897)
Repayments of borrowings on term loan	(438)	(61,535)
Proceeds from Liberty Oilfield Services Holdings LLC	—	2,115
Repayments of borrowings on line-of-credit	—	(30,000)
Payments on finance lease obligations	(6,794)	—
Class A Common Stock dividend	(6,885)	—
Restricted Stock Vesting	(1,039)	—
Distribution to noncontrolling interest unitholders	(4,357)	(13,041)
Share buyback	(18,398)	—
Payment of deferred equity offering costs	—	(5,882)
Payments of debt issuance costs	—	(282)
Advance payments on TRAs	(547)	—
Net cash (used in) provided by financing activities	(38,458)	95,652
Net increase (decrease) in cash and cash equivalents	(70,809)	67,010
Cash and cash equivalents—beginning of period	103,312	16,321
Cash and cash equivalents—end of period	$32,503	$83,331
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,042	$15,026
Cash paid for interest	$5,575	$7,555
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$10,353	$6,269
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s 2018 Annual Report (the “Annual Report”) for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
Prior to the Corporate Reorganization, Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) wholly owned Liberty Oilfield Services LLC (“LOS”) and LOS Acquisition CO I LLC (“ACQI” and, together with LOS, the “Predecessor”). Following the Corporate Reorganization, Liberty LLC wholly owns the Predecessor. Effective March 22, 2018, the assets of ACQI were contributed into LOS and ACQI was dissolved.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming and Texas.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements included in the Annual Report.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three and six months ended June 30, 2019 and the financial position, results of operations, cash flows, and equity of the Company as of December 31, 2018 and for the three and six months ended June 30, 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.
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
Note 2—Significant Accounting Policies
Recently Adopted Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Accounting Standard Codification (“ASC”) Topic 842), as amended by other ASUs issued since February 2016 (“ASU 2016-02” or “ASC Topic 842”), using the modified retrospective transition method applied at the effective date of the standard. By electing this

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

optional transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840).
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
The adoption of ASC Topic 842 resulted in the recognition of finance lease right-of-use assets, operating lease right-of-use assets, and lease liabilities for finance and operating leases. As of January 1, 2019, the adoption of the new standard resulted in the recognition of finance lease assets of $57.2 million, including $2.1 million and $2.0 million reclassified from prepaid and other current assets and other assets, respectively, and finance lease liabilities of $53.2 million. Additionally, the Company recorded operating lease assets of $64.0 million, including $1.9 million reclassified from prepaid and other current assets, and operating lease liabilities of $63.6 million, including $1.5 million reclassified from accrued interest and other liabilities as of January 1, 2019. There was no significant impact to the condensed consolidated statements of income, equity or cash flows. Refer to Note 5-Leases for additional disclosures required under ASC Topic 842.
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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company is currently evaluating the impact of the adoption of this standard will have on its condensed consolidated financial statements.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the statement of operations. Start-up costs for the three and six months ended June 30, 2019 were $0.4 million and $1.5 million, respectively. The Company deployed one fleet during the six months ended June 30, 2019. Start-up costs for the three and six months ended June 30, 2018 were $3.3 million and $6.6 million, respectively, related to one and three new fleets deployed during each respective period. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2019	2018
Proppants	$22,919	$22,038
Chemicals	12,780	10,781
Maintenance parts	51,110	27,205
	$86,809	$60,024
During the three and six months ended June 30, 2019, the Company did not record any write-down to inventory carrying values.
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2019	2018
Land	N/A	$5,400	$5,400
Field services equipment	2-7	919,614	778,423
Vehicles	4-7	60,053	59,807
Buildings and facilities	5-30	28,197	27,795
Office equipment, furniture, and software	2-7	6,368	6,200
		1,019,632	877,625
Less accumulated depreciation and amortization		(377,288)	(307,277)
		642,344	570,348
Construction in-progress	N/A	5,270	56,705
		$647,614	$627,053
Depreciation expense for the three months ended June 30, 2019 and 2018 was $37.4 million and $30.6 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized depreciation expense of $73.1 million and $58.6 million, respectively.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	June 30, 2019
($ in thousands)	Three Months Ended	Six Months Ended
Finance lease cost:
Amortization of right-of-use assets	$2,611	$4,977
Interest on lease liabilities	699	1,350
Operating lease cost	5,053	10,264
Variable lease cost	603	1,607
Total lease cost	$8,966	$18,198

Rent expense recorded for the three and six months ended June 30, 2018 was $9.4 million and $17.3 million, respectively.
Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2019 were as follows:

	June 30, 2019
($ in thousands)	Three Months Ended	Six Months Ended
Cash paid for amounts included in measurement of liabilities:
Operating leases	$2,752	$10,550
Finance leases	3,512	6,794
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	625	70,055
Finance leases	6,718	64,139

Lease terms and discount rates as of June 30, 2019 were as follows:

June 30,
2019
Weighted-average remaining lease term:
Operating leases	6.4 years
Finance leases	1.8 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.2%

Future minimum lease commitments as of June 30, 2019 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2019	$7,241	$9,679
2020	26,788	18,445
2021	20,395	13,584
2022	3,444	7,126
2023	—	4,245
Thereafter	—	19,588
Total lease payments	57,868	72,667
Less imputed interest	(3,832)	(12,133)
Total	$54,036	$60,534

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2019 is $3.1 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee in the financing lease liability.
At December 31, 2018, future minimum lease payments under operating leases were as follows:

($ in thousands)
Years Ending December 31,
2019	$42,717
2020	48,685
2021	32,390
2022	6,093
2023	4,303
Thereafter	19,742
$153,930
Note 6—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2019	2018
Term Loan outstanding	$111,278	$111,715
Deferred financing costs and original issue discount	(4,506)	(5,191)
Total debt, net of deferred financing costs and original issue discount	$106,772	$106,524
Current portion of long-term debt, net of discount	$397	$385
Long-term debt, net of discount and current portion	106,375	106,139
	$106,772	$106,524
The Company has two credit agreements in effect for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2019, the borrowing base was calculated to be $234.2 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $233.9 million of remaining availability. The unused commitment fee is 0.375% to 0.5% of average monthly unused commitment. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $111.3 million remained outstanding as of June 30, 2019. The rate on borrowing was 10.0% as of June 30, 2019. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022.
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
The Company was in compliance with these covenants as of June 30, 2019.
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the six months ended June 30, 2019 and 2018.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying condensed consolidated balance sheets approximated or equaled their fair values at June 30, 2019 and December 31, 2018.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at June 30, 2019 and December 31, 2018, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at June 30, 2019 and December 31, 2018, as the effective interest rates approximated market rates.

Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. There were no such measurements required as of June 30, 2019 and December 31, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash balances on deposit with financial institutions total $32.5 million and $103.3 million as of June 30, 2019 and December 31, 2018, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have stated payment terms of 45 days or less. As of June 30, 2019 and December 31, 2018, customers A and B accounted for 23% and customers B and C accounted for 28% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended June 30, 2019, no customers accounted for more than 10% of total revenue, and during the three months ended June 30, 2018, customer A accounted for 15% of total revenue. During the six months ended June 30, 2019 and 2018, customer D accounted for 10% and customer A accounted for 16% of total revenue, respectively.
As of June 30, 2019 and December 31, 2018, the Company had no provision for doubtful accounts.
Note 8—Equity
Preferred Stock
As of June 30, 2019, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders.
Class A Common Stock
The Company had a total of 68,962,200 shares of Class A Common Stock outstanding as of June 30, 2019, which includes 555,713 shares of unvested restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total of 43,570,372 shares of Class B Common Stock outstanding as of June 30, 2019. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested restricted stock activity for the six months ended June 30, 2019:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2018	634,653	$—
Vested	(78,940)	—
Forfeited	—	—
Outstanding at June 30, 2019	555,713	$—
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	1,193,683	$19.24
Granted	877,732	15.09
Vested	(327,799)	19.97
Forfeited	(13,029)	19.12
Outstanding at June 30, 2019	1,730,587	$17.00
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	—	$—
Granted	356,908	14.93
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2019	356,908	$14.93
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of income. The Company recognized stock based compensation expense of $3.6 million and $6.5 million for the three and six months ended June 30, 2019. The Company recognized stock based compensation expense of $1.2 million in the three and six months ended June 30, 2018. There was approximately $29.3 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.3 years.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Dividends
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20 and June 20, 2019 to stockholders of record as of March 6 and June 6, 2019, respectively. During the six months ended June 30, 2019 Liberty LLC paid distributions of $11.2 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of the dates above, $6.9 million of which was paid to the Company. The Company used the proceeds of the distributions to pay the dividends to all holders of shares of Class A Common Stock as of March 6 and June 6, 2019, which totaled $6.9 million. Additionally, the Company accrued $0.2 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021. During the six months ended June 30, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in January completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). For further details of this related party transaction see Note 12.
As of June 30, 2019, $98.7 million remains authorized for future repurchases of Class A Common Stock under the share repurchase program.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for periods subsequent to the Corporate Reorganization on January 17, 2018:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$22,032	$49,595	$40,153	$73,270
Denominator:
Basic weighted average shares outstanding	68,404	69,020	67,918	68,977
Basic net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.32	$0.72	$0.59	$1.06
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$22,032	$49,595	$40,153	$73,270
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	13,992	34,171	25,825	50,482
Diluted net income attributable to Liberty Oilfield Services Inc. stockholders	$36,024	$83,766	$65,978	$123,752
Denominator:
Basic weighted average shares outstanding	68,404	69,020	67,918	68,977
Effect of dilutive securities:
Restricted stock	556	948	578	994
Restricted stock units	1,808	463	1,717	229
Class B Common Stock	43,570	48,207	44,064	48,207
Diluted weighted average shares outstanding	114,338	118,638	114,277	118,407
Diluted net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.32	$0.71	$0.58	$1.05
Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the six months ended June 30, 2019 was 15.0%, compared to 13.9% for the period ended June 30, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company’s effective tax rate is lower for the period ended June 30, 2018, the shortened taxable period as the Company was a pass-through entity prior to the IPO. The Company recognized income tax expense of $7.1 million and $13.1 million during the three and six months ended June 30, 2019, respectively,

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

compared to $15.9 million during the three months ended June 30, 2018, and $24.0 million for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through June 30, 2018.
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
During the six months ended June 30, 2019, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. At June 30, 2019, the Company’s liability under the TRA was $21.9 million, a portion of which is presented as a component of current liabilities of $1.8 million and a portion of which is presented as a component of long term liabilities of $20.1 million, and the related deferred tax assets totaled $25.8 million.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary. Contributions made by the Company were $8.0 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively, and $3.9 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively.
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
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2019 and 2018 was $4.8 million and $0, respectively, and $11.1 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, $0 and $15.1 million, respectively, of the Company’s accounts receivable was with the Affiliate. The Company had no unbilled revenue with the Affiliate as of June 30, 2019 and December 31, 2018. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million, which are presented as a note receivable-related party in the accompanying condensed consolidated balance sheet as of June 30, 2019. The balance outstanding as of the Agreement Date is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date. During the three and six months ended and as of June 30, 2019, interest income and accrued interest due from the Affiliate were each $0.7 million. Receivables earned for services performed after the Agreement Date will continue to be subject to normal 30-day payment terms.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three and six months ended June 30, 2019 and 2018, and fees accrued as of June 30, 2019 and December 31, 2018 were $0 and $2.3 million, respectively. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities - related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a noncontrolling minority member in Proppant Express Investments, LLC, the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the Company continues to purchase and lease equipment from PropX. During the three months ended June 30, 2019 and 2018, the Company made $0 purchases of proppant logistics equipment and leased proppant logistics equipment for $2.4 million and $1.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company purchased proppant logistics equipment of $0 and $2.1 million, respectively, and incurred lease expenses of $4.9 million and $2.7 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, all of which was recognized in the year ended December 31, 2018. The Company made an additional $4.2 million prepayment, in exchange for a 5% discount, during the three months ended March 31, 2019, all of which was recognized in the six months ended June 30, 2019.
Receivables from PropX as of June 30, 2019 and December 31, 2018 were $0. Payables to PropX as of June 30, 2019 and December 31, 2018 were $0.1 million and $0.2 million, respectively.
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of June 30, 2019 and December 31, 2018, the agreements commit the Company to purchase 9,694,350 and 11,266,000 tons, respectively, of proppant through December 31, 2021. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars.
Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. There were no shortfalls as of June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company had commitments to purchase 14,139,000 and 18,852,000 gallons of chemicals through December 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future proppant, including rail car transport, and chemical commitments are as follows:

($ in thousands)
Remainder of 2019	$172,404
2020	261,984
2021	108,826
2022	3,433
2023	—
$546,647
Litigation
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Note 14—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2019 and 2018:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2019	68,744	43,570	$687	$436	$314,967	$133,877	$449,967	$305,515	$755,482
Distributions paid and payable to noncontrolling unitholders	—	—	—	—	—	—	—	(325)	(325)
$0.05/unit Distribution to noncontrolling unitholders	—	—	—	—	—	—	—	(2,179)	(2,179)
Restricted stock and RSU forfeitures	—	—	—	—	—	1	1	—	1
Stock based compensation expense	—	—	—	—	3,571	—	3,571	—	3,571
Regular cash dividends declared and distributions paid	—	—	—	—	—	(3,588)	(3,588)	—	(3,588)
RSU Vesting	218	—	3	—	(439)	—	(436)	(603)	(1,039)
Net income	—	—	—	—	—	22,032	22,032	18,491	40,523
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2018	69,971	48,207	$700	$482	$347,965	$23,675	$372,822	$278,098	$650,920
Distribution paid and payable to non-controlling interest unitholders	—	—	—	—	—	—	—	(7,688)	(7,688)
Offering costs for Issuance of Class A Common Stock	—	—	—	—	327	—	327	—	327
Stock based compensation expense	—	—	—	—	1,196	—	1,196	—	1,196
Restricted stock forfeited	(13)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,595	49,595	45,146	94,741
Balance—June 30, 2018	69,958	48,207	$700	$482	$349,488	$73,270	$423,940	$315,556	$739,496

Note 15—Subsequent Events
On July 23, 2019, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock, and a distribution of $0.05 per Liberty LLC Unit, to be paid on September 20, 2019 to holders of record as of September 6, 2019. The Company will use the proceeds from the Liberty LLC distribution to pay the dividend.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During July 2019, certain Liberty LLC Unitholders exercised their redemption rights and redeemed 6,190,483 Liberty LLC Units (and an equivalent number of shares of Class B Common Stock) for 6,190,483 shares of Class A Common Stock of the Company. This exchange resulted in an increase to the ownership percentage of Liberty LLC owned by the Company. The Company expects to record a decrease to the Company’s deferred tax liability as a result. In addition, the Company expects to record an increase to the payable pursuant to the TRAs.

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
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 23 active fleets as of June 30, 2019, including the addition of the latest fleet during the six months ended June 30, 2019. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin and the Powder River Basin.
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
Macro Conditions
In the second quarter of 2019, the price of West Texas Intermediate crude oil averaged $59.88 compared with an average of $54.82 for the first quarter of 2019 and an average of $68.02 for the second quarter of 2018. In the second quarter of 2019, the horizontal rig count in North America averaged 868 compared to 919 in the first quarter of 2019 and 911 in the second quarter of 2018, according to a report by Baker Hughes, a GE company.
Entering the fourth quarter of 2018, there was an oversupply of staffed frac fleets in the market which, combined with reductions in customer activity, led to a rapid reduction of pricing for frac services. While there continues to be an oversupply of frac fleets in the market, as the supply of active frac equipment balances with demand, we expect pricing to eventually improve. However, we do not currently expect this improvement to occur during 2019.
Based on these market conditions, the diversity of Liberty’s operating footprint, conversations with our customers and other factors, we expect demand for Liberty’s frac services to remain stable for the remainder of the year, especially for our high-efficiency frac fleets. We do, however, expect to potentially see a decrease in the level of frac activity as we enter into the fourth quarter of 2019, as some customers may have fully spent their annual completions budget by that time.

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
Operating Income;
EBITDA;
Adjusted EBITDA;
Net Income Before Income Taxes; and
Earnings per Share.
Revenue
We analyze our revenue by comparing actual monthly revenue to our internal projections for a given period and to prior periods to assess our performance. We also assess our revenue in relation to the number of fleets we have deployed (revenue per average active fleet) from period to period.
Operating Income
We analyze our operating income, which we define as revenues less direct operating expenses, depreciation and amortization and general and administrative expenses, to measure our financial performance. We believe operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare operating income to our internal projections for a given period and to prior periods.
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Results of Operations
Three months ended June 30, 2019, compared to three months ended June 30, 2018

	Three months ended June 30,
Description	2019	2018	Change
	(in thousands)
Revenue	$542,147	$628,084	$(85,937)
Cost of services, excluding depreciation and amortization shown separately	426,444	455,469	(29,025)
General and administrative	23,989	27,313	(3,324)
Depreciation and amortization	40,368	30,606	9,762
Loss on disposal of assets	143	485	(342)
Operating income	51,203	114,211	(63,008)
Interest expense	3,597	3,540	57
Net income before income taxes	47,606	110,671	(63,065)
Income tax expense	7,083	15,930	(8,847)
Net income	40,523	94,741	(54,218)
Less: Net income attributable to noncontrolling interests	18,491	45,146	(26,655)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$22,032	$49,595	$(27,563)

Revenue
Our revenue decreased $85.9 million, or 13.7%, to $542.1 million for the three months ended June 30, 2019 compared to $628.1 million for three months ended June 30, 2018. The decrease was due to a 20.1% decrease in revenue per average active fleet, partially offset by an 8.0% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $23.6 million for the three months ended June 30, 2019 as compared to approximately $29.5 million for the three months ended June 30, 2018, with 23.0 and 21.3 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet is due to the oversupply of staffed frac fleets combined with reduced demand from lower customer activity industrywide, resulting in lower prices for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $29.0 million, or 6.4%, to $426.4 million for the three months ended June 30, 2019 compared to $455.5 million for the three months ended June 30, 2018. The lower expense is due to a decrease in materials pricing and reflects a $48.4 million decrease attributable to materials, despite a 3.4% increase in material volumes used in the three months ended June 30, 2019 compared to the same period in 2018. Unit prices for materials have come down with increased use of lower cost local sand. Personnel costs increased by $6.5 million, or 8.3%, to support the increased activity, including the 8.0% increase in average active fleets deployed. Additionally, the cost of components used in our repairs and maintenance operations increased by $13.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
General and Administrative
General and administrative expenses decreased by $3.3 million, or 12.2%, to $24.0 million for the three months ended June 30, 2019 compared to $27.3 million for the three months ended June 30, 2018. The decrease is primarily due to a $2.9 million decrease in start-up costs, which decreased 87.7% from $3.3 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019 as no fleets were placed in service during the current year period.
Depreciation and Amortization
Depreciation and amortization expense increased $9.8 million, or 31.9%, to $40.4 million for the three months ended June 30, 2019 compared to $30.6 million for the three months ended June 30, 2018, due to one additional hydraulic fracturing fleet being deployed, and $2.6 million of depreciation related to the addition of finance leases in accordance with ASU 2016-02 Leases Topic 842 during the three months ended June 30, 2019.
Operating Income
We realized operating income of $51.2 million for the three months ended June 30, 2019 compared to $114.2 million for the three months ended June 30, 2018, a decrease of 55.2%. The decrease is primarily due to the $85.9 million, or 13.7%, decrease in total revenue, partially offset by a $22.9 million decrease in total operating expenses, components of which are discussed above.
Interest Expense
Interest expense was consistent between periods, decreasing slightly by $0.1 million, or 1.6%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Net Income before Income Taxes
We realized net income before tax expense of $47.6 million for the three months ended June 30, 2019 compared to $110.7 million for the three months ended June 30, 2018. The decrease in net income before income taxes is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing, offset by the deployment of one additional hydraulic fracturing fleet during the twelve months ended June 30, 2019.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is provided for the results attributable to the noncontrolling interests which remains pass through income. We recognized $7.1 million of expense for the three months ended June 30, 2019, at an effective rate of 15.0%, compared to $15.9 million, at an effective rate of 13.9%, recognized during the three months ended June 30, 2018. This decrease was attributable to the net decrease in operating income, the components of which are discussed above.
Six months ended June 30, 2019, compared to six months ended June 30, 2018

	Six months ended June 30,
Description	2019	2018	Change
	(in thousands)
Revenue	$1,077,295	$1,123,244	$(45,949)
Cost of services, excluding depreciation and amortization shown separately	855,743	832,296	23,447
General and administrative	46,077	48,990	(2,913)
Depreciation and amortization	78,755	58,622	20,133
Loss on disposal of assets	1,366	565	801
Operating income	95,354	182,771	(87,417)
Interest expense	7,779	10,034	(2,255)
Net income before income taxes	87,575	172,737	(85,162)
Income tax expense	13,143	24,009	(10,866)
Net income	74,432	148,728	(74,296)
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	—	8,705	(8,705)
Less: Net income attributable to noncontrolling interests	34,279	66,753	(32,474)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$40,153	$73,270	$(33,117)
Revenue
Our revenue decreased $45.9 million, or 4.1%, to $1,077.3 million for the six months ended June 30, 2019 compared to $1,123.2 million for six months ended June 30, 2018. The decrease was due to a 13.4% decrease in revenue per average active fleet, partially offset by a 10.8% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $47.7 million for the six months ended June 30, 2019 as compared to approximately $55.1 million for the six months ended June 30, 2018, with 22.6 and 20.4 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet is due to the oversupply of staffed frac fleets combined with reduced demand from lower customer activity industrywide, resulting in lower prices for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $23.4 million, or 2.8%, to $855.7 million for the six months ended June 30, 2019 compared to $832.3 million for the six months ended June 30, 2018. The higher expense is due to a $30.0 million increase in repairs and maintenance costs primarily related to the increased pump hours in the six months ended June 30, 2019 compared to the same period in 2018. Personnel costs also increased by $17.3 million, or 11.4%, to support the increased activity, including the 10.8% increase in average active fleets deployed. These increases were offset by a decrease in material costs of $28.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, despite a 17.1% increase in material volumes used in the respective periods. Unit prices for materials have come down with increased use of lower cost local sand.
General and Administrative
General and administrative expenses decreased by $2.9 million, or 5.9%, to $46.1 million for the six months ended June 30, 2019 compared to $49.0 million for the six months ended June 30, 2018. The decrease is primarily due to a $5.1 million decrease in start-up costs, which decreased 77.9% from $6.6 million for the six months ended June 30, 2018 to $1.5 million for the six months ended June 30, 2019. This decrease was offset by an increase in personnel and benefits related to a $3.3 million increase in stock based compensation expense.

Depreciation and Amortization
Depreciation and amortization expense increased $20.1 million, or 34.3%, to $78.8 million for the six months ended June 30, 2019 compared to $58.6 million for the six months ended June 30, 2018, due to one additional hydraulic fracturing fleet deployed, and $5.0 million of depreciation related to the addition of finance leases in accordance with ASU 2016-02 Leases Topic 842 during the twelve months ended June 30, 2019.
Operating Income
We realized operating income of $95.4 million for the six months ended June 30, 2019 compared to $182.8 million for the six months ended June 30, 2018. The decrease is primarily due to the $45.9 million decrease in total revenue, and a $41.5 million increase in total operating expenses, components of which are discussed above.
Interest Expense
The decrease in interest expense of $2.3 million, or 22.5%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decrease in debt issuance cost amortization of $1.8 million, related to the $61.1 million paydown on the Term Loan Facility during the first quarter of 2018 with proceeds from the IPO, an increase of $1.1 million of interest income, offset by an increase in interest expense related to finance leases of $1.4 million.
Net Income before Income Taxes
We realized net income before tax expense of $87.6 million for the six months ended June 30, 2019 compared to $172.7 million for the six months ended June 30, 2018. The decrease in net income before income taxes is primarily attributable to the decrease in revenue and increase in total operating expenses, as discussed above.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is provided for the results attributable to the noncontrolling interests which remains pass through income. We recognized $13.1 million of expense for the six months ended June 30, 2019, compared to $24.0 million recognized during the six months ended June 30, 2018. This decrease was attributable to the net decrease in operating income, the components of which are discussed above.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2019	2018	Change	2019	2018	Change
	(in thousands)
Net income	$40,523	$94,741	$(54,218)	$74,432	$148,728	$(74,296)
Depreciation and amortization	40,368	30,606	9,762	78,755	58,622	20,133
Interest expense	3,597	3,540	57	7,779	10,034	(2,255)
Income tax expense	7,083	15,930	(8,847)	13,143	24,009	(10,866)
EBITDA	$91,571	$144,817	$(53,246)	$174,109	$241,393	$(67,284)
Fleet start-up costs	406	3,298	(2,892)	1,460	6,607	(5,147)
Loss on disposal of assets	143	485	(342)	1,366	565	801
Advisory services fees	—	—	—	—	202	(202)
Adjusted EBITDA	$92,120	$148,600	$(56,480)	$176,935	$248,767	$(71,832)
EBITDA was $91.6 million for the three months ended June 30, 2019 compared to $144.8 million for the three months ended June 30, 2018. Adjusted EBITDA was $92.1 million for the three months ended June 30, 2019 compared to $148.6 million for the three months ended June 30, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue at a higher percentage than the decreases in operating expenses. See factors described above under the captions Revenue, Cost of Services and General and Administrative above.
EBITDA was $174.1 million for the six months ended June 30, 2019 compared to $241.4 million for the six months ended June 30, 2018. Adjusted EBITDA was $176.9 million for the six months ended June 30, 2019 compared to $248.8 million for the six months ended June 30, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue, partially offset by comparable decreases in operating expenses. See factors described above under the captions Revenue, Cost of Services and General and Administrative above.
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
Cash and cash equivalents decreased by $70.8 million to $32.5 million as of June 30, 2019 compared to $103.3 million as of December 31, 2018, primarily attributable to the timing of customer payments and services provided, as accounts receivable and unbilled revenue increased $94.6 million and $19.0 million, respectively. As a result of the increased balances in accounts receivable and unbilled revenue, the cash balance is lower as of June 30, 2019 until wells are completed and billed, and outstanding balances are paid. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$97,713	$109,201	$(11,488)
Net cash used in investing activities	(130,064)	(137,843)	7,779
Net cash (used in) provided by financing activities	(38,458)	95,652	(134,110)
Net (decrease) increase in cash and cash equivalents	$(70,809)	$67,010	$(137,819)
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2019 and 2018
Operating Activities. Net cash provided by operating activities was $97.7 million for the six months ended June 30, 2019, compared to $109.2 million for the six months ended June 30, 2018. The $11.5 million decrease in cash from operating activities was primarily attributable to a $45.9 million decrease in revenues and a $15.3 million increase in cash based operating expenses, offset by a reduction of $30.3 million in funds used to satisfy working capital obligations.
Investing Activities. Net cash used in investing activities was $130.1 million for the six months ended June 30, 2019, compared to $137.8 million for the six months ended June 30, 2018. The Company deployed one fleet and purchased additional spare and pump down equipment to add to existing fleets in the six months ended June 30, 2019 compared to three fleets deployed in the six months ended June 30, 2018.
Financing Activities. Net cash used in financing activities was $38.5 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $95.7 million for the six months ended June 30, 2018. The $134.1 million decrease in cash provided by financing activities was primarily due to the Company’s IPO in the six months ended June 30, 2018, which resulted in $194.0 million in net proceeds from the IPO, offset by the use of proceeds to repay $91.5 million of long term debt. Further, in the six months ended June 30, 2019 the Company repurchased shares of Class A Common Stock under the share repurchase programs that were authorized in September 2018 and January 2019, increasing the cash used in financing activities by $18.4 million. The Company also incurred $6.8 million of principal payments for finance leases recorded in the six months ended June 30, 2019 with the adoption of ASU 2016-02 Leases Topic 842.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2019, the borrowing base was calculated to be $234.2 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.3 million, with $233.9 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the six months ended June 30, 2019 was 15.0%, compared to 13.9% for the period ended June 30, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass through results for federal, state and local income tax reporting. The Company’s effective tax rate is higher for the six month period ended June 30, 2019, due to our status as a corporation subject to U.S. federal income tax for the entire six month period ended

June 30, 2019, as opposed to the shortened taxable period ended June 30, 2018, and due to various unitholders exercising their redemption rights, which increases the Company’s proportionate share of operating income. As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. The Company recognized income tax expense of $13.1 million during the six months ended June 30, 2019, compared to $24.0 million during the shortened taxable period ended June 30, 2018.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2 to the consolidated and combined financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2018, our critical accounting policies included leases, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (see Note 2 to the condensed consolidated financial statements included in this Quarterly Report). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2018.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of June 30, 2019, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2018.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial position or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. There have been no material changes in the risk factors from those described in our Annual Report or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No repurchases of shares of Class A Common Stock were made under our repurchase plans during the three months ended June 30, 2019.
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

4.2	Stockholders Agreement, dated as of July 23, 2019, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P. and R/C Energy IV Direct Partnership, L.P. (3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 29, 2019.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	August 1, 2019	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	August 1, 2019	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	August 1, 2019	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)