Form 10-Q
period 2019-09-30
Liberty Oilfield Services Inc.
filed 2019-10-31
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Emerging growth company ☐  (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 25, 2019, the registrant had 75,868,419 shares of Class A Common Stock and 36,655,925 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs, and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will,” “should” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:
•our business strategy;
•our operating cash flows, the availability of capital, and our liquidity;
•our future revenue, income, and operating performance;
•our ability to sustain and improve our utilization, revenue, and margins;
•our ability to maintain acceptable pricing for our services;
•our future capital expenditures;
•our ability to finance equipment, working capital, and capital expenditures;
•competition and government regulations;
•our ability to obtain permits and governmental approvals;
•pending legal or environmental matters;
•oil and natural gas prices;
•acquisitions;
•general economic conditions;
•credit markets;
•our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•uncertainty regarding our future operating results;
•return of capital to stockholders; and
•plans, objectives, expectations, and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, crude oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and contained in our other SEC filings.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$139,995	$103,312
Accounts receivable—trade	203,215	153,589
Accounts and notes receivable—related party	9,351	15,139
Unbilled revenue	33,778	79,233
Inventories	86,985	60,024
Prepaid and other current assets	23,015	49,924
Total current assets	496,339	461,221
Property and equipment, net	638,686	627,053
Other assets	33,848	28,227
Note receivable—related party, less current portion	11,115	—
Finance lease right-of-use assets	57,991	—
Operating lease right-of-use assets	57,251	—
Total assets	$1,295,230	$1,116,501
Liabilities and Equity
Current liabilities:
Accounts payable	$91,019	$80,490
Accrued liabilities:
Accrued vendor invoices	54,053	67,771
Operational accruals	29,596	36,414
Accrued salaries and benefits	31,491	22,791
Other accrued liabilities (including payables to related parties of $1,330 and $0, respectively)	10,441	9,585
Accrued liabilities—related party	—	2,300
Current portion of long-term debt, net of discount of $1,348 and $1,365, respectively	401	385
Current portion of finance lease liabilities	20,366	—
Current portion of operating lease liabilities	16,613	—
Total current liabilities	253,980	219,736
Long-term debt, net of discount of $2,817 and $3,826, respectively, less current portion	105,837	106,139
Deferred tax liability	19,560	32,994
Payable pursuant to tax receivable agreements (including payables to related parties of $18,637 and $2,857, respectively)	40,306	16,818
Noncurrent portion of finance lease liabilities	31,820	—
Noncurrent portion of operating lease liabilities	40,262	—
Total liabilities	491,765	375,687
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 75,868,419 issued and outstanding as of September 30, 2019 and 68,359,871 issued and outstanding as of December 31, 2018	759	684
Class B, $0.01 par value, 400,000,000 shares authorized and 36,655,925 issued and outstanding as of September 30, 2019 and 45,207,372 issued and outstanding as of December 31, 2018	367	452
Additional paid in capital	368,502	312,659
Retained earnings	159,448	119,274
Total stockholders’ equity	529,076	433,069
Noncontrolling interest	274,389	307,745
Total equity	803,465	740,814
Total liabilities and equity	$1,295,230	$1,116,501
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Revenue	$507,948	$552,525	$1,574,101	$1,671,707
Revenue—related parties	7,131	6,252	18,273	10,314
Total revenue	515,079	558,777	1,592,374	1,682,021
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	421,007	418,867	1,276,750	1,251,163
General and administrative	25,302	24,659	71,379	73,648
Depreciation and amortization	42,324	32,305	121,079	90,927
(Gain) loss on disposal of assets	(124)	701	1,242	1,266
Total operating costs and expenses	488,509	476,532	1,470,450	1,417,004
Operating income	26,570	82,245	121,924	265,017
Other expense:
Interest expense	3,726	3,648	11,505	13,682
Net income before income taxes	22,844	78,597	110,419	251,335
Income tax expense	4,004	12,229	17,147	36,238
Net income	18,840	66,368	93,272	215,097
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	—	—	8,705
Less: Net income attributable to noncontrolling interests	7,842	32,275	42,121	99,028
Net income attributable to Liberty Oilfield Services Inc. stockholders	$10,998	$34,093	$51,151	$107,364

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.15	$0.50	$0.73	$1.56
Diluted	$0.15	$0.49	$0.71	$1.53
Weighted average common shares outstanding:
Basic	74,173	68,548	70,026	68,823
Diluted	113,064	118,470	109,006	118,426
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	—	—	—	(1,104)	(1,104)
Exchanges of Class B Common Stock for Class A Common Stock	8,551	(8,551)	85	(85)	64,065	—	64,065	(64,065)	—
Offering Costs	—	—	—	—	(1,001)	—	(1,001)	(498)	(1,499)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	4,466	—	4,466	—	4,466
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(7,148)	—	(7,148)	—	(7,148)
$0.15/unit distributions to noncontrolling unitholders	—	—	—	—	—	—	—	(6,215)	(6,215)
$0.15/share of Class A Common Stock dividend	—	—	—	—	—	(10,978)	(10,978)	—	(10,978)
Restricted stock and RSU forfeitures	(8)	—	—	—	(22)	1	(21)	22	1
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	8,802	—	8,802	1,191	9,993
Vesting of restricted stock units	268	—	3	—	(302)	—	(299)	(740)	(1,039)
Net income	—	—	—	—	—	51,151	51,151	42,121	93,272
Balance—September 30, 2019	75,868	36,656	$759	$367	$368,502	$159,448	$529,076	$274,389	$803,465

	Members’ Equity	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—	$—	$—	$—	$—	$—	$—	$392,766
Return on redeemable common units	(149)	—	—	—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—	—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—	$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of Redeemable Common Units	(401,322)	55,986	48,207	560	482	446,824	—	447,866	—	46,544
Net deferred tax liability due to corporate reorganization	—	—	—	—	—	(28,620)	—	(28,620)	—	(28,620)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—	143	—	220,117	—	220,260	—	220,260
Redemption of legacy ownership, net of underwriter discount	—	(1,609)	—	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of Restricted Stock	—	1,258	—	13	—	(13)	—	—	—	—
Liability due to tax receivable agreements	—	—	—	—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of noncontrolling interest of Liberty LLC effective on the date of the IPO	—	—	—	—	—	(261,844)	—	(261,844)	261,844	—
Results Subsequent to Initial Public Offering
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	—	—	—	—	(17,359)	(17,359)
Restricted stock forfeited	—	(22)	—	(1)	—	—	—	(1)	—	(1)
Stock based compensation expense	—	—	—	—	—	3,122	—	3,122	—	3,122
$0.05/unit distributions to noncontrolling interest unitholders	—	—	—	—	—	—	—	—	(2,410)	(2,410)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	—	(3,544)	(3,544)	—	(3,544)
Share repurchases	—	(2,843)	—	(28)	—	(39,642)	—	(39,670)	(14,252)	(53,922)
Net income subsequent to the Corporate Reorganization and IPO	—	—	—	—	—	—	107,364	107,364	99,028	206,392
Balance—September 30, 2018	$—	67,110	48,207	$671	$482	$311,772	$103,820	$416,745	$326,851	$743,596
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$93,272	$215,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,079	90,927
Loss on disposal of assets	1,242	1,266
Interest expense on finance lease liability	2,015	—
Amortization of debt issuance costs	1,656	3,442
Inventory write-down	649	3,389
Non-cash lease expense	3,061	—
Share based compensation expense	9,993	3,122
Deferred income taxes	9,194	15,246
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(4,171)	(66,834)
Accounts receivable and unbilled revenue—related party	(5,326)	(170)
Inventories	(27,611)	(3,701)
Other assets	14,479	(31,699)
Accounts payable and accrued liabilities	31,740	(6,458)
Accounts payable and accrued liabilities—related party	(1,000)	—
Payment of operating lease liability	(5,197)	—
Net cash provided by operating activities	245,075	223,627
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(158,235)	(187,079)
Proceeds from sale of assets	541	3,138
Net cash used in investing activities	(157,694)	(183,941)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter discount	—	230,174
Redemption of Liberty LLC Units from legacy owners	—	(25,897)
Repayments of borrowings on term loan	(1,313)	(61,972)
Repayments of borrowings on line-of-credit	—	(30,000)
Proceeds from Liberty Oilfield Services Holdings LLC	—	2,115
Payments on finance lease obligations	(10,504)	—
Class A Common Stock dividends	(10,626)	(3,450)
Per unit distributions to noncontrolling interest unitholders	(6,215)	(2,410)
Tax withholding on restricted stock unit vesting	(1,039)	—
Share repurchases	(18,398)	(53,922)
Payment of equity offering costs	(1,499)	(5,927)
Payments of debt issuance costs	—	(282)
Other distributions and advance payments to noncontrolling interest unitholders	(1,104)	(17,359)
Net cash (used in) provided by financing activities	(50,698)	31,070
Net increase in cash and cash equivalents	36,683	70,756
Cash and cash equivalents—beginning of period	103,312	16,321
Cash and cash equivalents—end of period	$139,995	$87,077
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,042	$19,829
Cash paid for interest	$9,640	$10,760
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$12,870	$16,105
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
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming, and Texas.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three and nine months ended September 30, 2019 and the financial position, results of operations, cash flows, and equity of the Company as of December 31, 2018 and for the three and nine months ended September 30, 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented. The condensed consolidated financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. The condensed consolidated financial statements may not be indicative of the actual level of assets, liabilities, and costs that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future.
The condensed consolidated and combined financial statements for periods prior to January 17, 2018 reflect the historical results of the Predecessor. The condensed consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The adoption of ASC Topic 842 resulted in the recognition of finance lease right-of-use assets, operating lease right-of-use assets, and lease liabilities for finance and operating leases. As of January 1, 2019, the adoption of the new standard resulted in the recognition of finance lease assets of $57.2 million, including $2.1 million and $2.0 million reclassified from prepaid and other current assets and other assets, respectively, and finance lease liabilities of $53.2 million. Additionally, the Company recorded operating lease assets of $64.0 million, including $1.9 million reclassified from prepaid and other current assets, and operating lease liabilities of $63.6 million, including $1.5 million reclassified from accrued interest and other liabilities as of January 1, 2019. There was no significant impact to the condensed consolidated statements of income, equity or cash flows. Refer to Note 5—Leases for additional disclosures required under ASC Topic 842.
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
Revenue Recognition
In connection with the adoption of ASC Topic 842, the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. Therefore, the Company combines the lease and service component for certain of the Company’s service contracts and continues to account for the combined component under ASC Topic 606, Revenue from Contracts with Customers.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company plans to adopt the standard effective January 1, 2020. Although the Company is continuing to evaluate the impact the adoption will have, the Company currently does not expect the adoption to have a material impact on its condensed consolidated financial statements.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the condensed consolidated statements of income. Start-up costs for the three and nine months ended September 30, 2019 were $1.3 million and $2.7 million, respectively. The Company deployed zero and one fleet during the three and nine months ended September 30, 2019, respectively. Start-up costs for the three and nine months ended September 30, 2018 were $2.2 million and $8.8 million, respectively, related to zero and three new fleets deployed during each respective period. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
The terms and conditions of the Credit Facilities, defined herein, between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment, and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants (see Note 6—Debt).

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2019	2018
Proppants	$16,849	$22,038
Chemicals	8,589	10,781
Maintenance parts	61,547	27,205
	$86,985	$60,024
As of September 30, 2019, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.6 million, included as a component in cost of services in the condensed consolidated statements of income for the three and nine months ended September 30, 2019.
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2019	2018
Land	N/A	$5,400	$5,400
Field services equipment	2-7	949,419	778,423
Vehicles	4-7	60,452	59,807
Buildings and facilities	5-30	28,900	27,795
Office equipment, furniture, and software	2-7	6,442	6,200
		1,050,613	877,625
Less accumulated depreciation and amortization		(416,545)	(307,277)
		634,068	570,348
Construction in-progress	N/A	4,618	56,705
		$638,686	$627,053
Depreciation expense for the three months ended September 30, 2019 and 2018 was $39.3 million and $32.3 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $112.4 million and $90.9 million, respectively.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	September 30, 2019
($ in thousands)	Three Months Ended	Nine Months Ended
Finance lease cost:
Amortization of right-of-use assets	$2,625	$7,602
Interest on lease liabilities	665	2,015
Operating lease cost	5,167	15,431
Variable lease cost	746	2,353
Total lease cost	$9,203	$27,401

Rent expense recorded for the three and nine months ended September 30, 2018 was $11.7 million and $29.0 million, respectively.
Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2019 were as follows:

	September 30, 2019
($ in thousands)	Three Months Ended	Nine Months Ended
Cash paid for amounts included in measurement of liabilities:
Operating leases	$5,025	$15,575
Finance leases	3,710	10,504
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	446	70,501
Finance leases	1,194	65,333

Lease terms and discount rates as of September 30, 2019 were as follows:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	6.4 years
Finance leases	1.6 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.2%

Future minimum lease commitments as of September 30, 2019 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2019	$3,679	$4,868
2020	27,019	18,509
2021	20,626	13,664
2022	4,135	7,223
2023	—	4,345
Thereafter	—	19,664
Total lease payments	55,459	68,273
Less imputed interest	(3,273)	(11,398)
Total	$52,186	$56,875

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2019 is $3.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee in the financing lease liability.
At December 31, 2018, future minimum lease payments under operating leases were as follows:

($ in thousands)
Years Ending December 31,
2019	$42,717
2020	48,685
2021	32,390
2022	6,093
2023	4,303
Thereafter	19,742
$153,930

Note 6—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2019	2018
Term Loan outstanding	$110,403	$111,715
Deferred financing costs and original issue discount	(4,165)	(5,191)
Total debt, net of deferred financing costs and original issue discount	$106,238	$106,524
Current portion of long-term debt, net of discount	$401	$385
Long-term debt, net of discount and current portion	105,837	106,139
	$106,238	$106,524
The Company has two credit agreements in effect for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2019, the borrowing base was calculated to be $204.1 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $203.8 million of remaining availability. The unused commitment fee is 0.375% to 0.5% of average monthly unused commitment. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $110.4 million remained outstanding as of September 30, 2019. The rate on borrowing was 9.7% as of September 30, 2019. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022.
The Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio. The Term Loan Facility requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and annually a percentage of excess cash flow (25% to 50%, depending on leverage ratio, of consolidated net income less capital expenditures and other permitted payments, as defined, commencing with the year ending December 31, 2018).

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
The Company was in compliance with these covenants as of September 30, 2019.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2019	$438
2020	1,750
2021	1,750
2022	106,465
2023	—
$110,403

Note 7—Fair Value Measurements and Financial Instruments
The fair values of the Company’s assets and liabilities represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction at the reporting date. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. The Company discloses the fair values of its assets and liabilities according to the quality of valuation inputs under the following hierarchy:
•Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.
•Level 2 Inputs: Inputs other than quoted prices that are directly or indirectly observable.
•Level 3 Inputs: Unobservable inputs that are significant to the fair value of assets or liabilities.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2019 and 2018.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying condensed consolidated balance sheets approximated or equaled their fair values at September 30, 2019 and December 31, 2018.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at September 30, 2019 and December 31, 2018, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at September 30, 2019 and December 31, 2018, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets consist of notes receivable—related party from the Affiliate, as described in Note 12—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 12—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the fair value of the notes receivable. These notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. As of September 30, 2019 and December 31, 2018, notes receivable—related party from the Affiliate totaled $13.3 million and $0, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2019 and December 31, 2018, the Company had cash equivalents, measured at fair value, of $118.5 million and $0, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. There were no such measurements required as of September 30, 2019 and December 31, 2018.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $140.0 million and $103.3 million as of September 30, 2019 and December 31, 2018, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. As of September 30, 2019 and December 31, 2018, customer A accounted for 15% and customers A and B accounted for 28% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended September 30, 2019, no customers accounted for more than 10% of total revenue, and during the three months ended September 30, 2018, customer B accounted for 12% of total revenue. During the nine months ended September 30, 2019 and 2018, no customers accounted for more than 10% and customer C accounted for 13% of total revenue, respectively.
As of September 30, 2019 and December 31, 2018, the Company had no provision for doubtful accounts.
Note 8—Equity
Preferred Stock
As of September 30, 2019, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations, and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights, and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of stockholders.
Class A Common Stock
The Company had a total of 75,868,419 shares of Class A Common Stock outstanding as of September 30, 2019, which includes 536,410 shares of unvested restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total of 36,655,925 shares of Class B Common Stock outstanding as of September 30, 2019. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company’s unvested restricted stock activity for the nine months ended September 30, 2019:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2018	634,653	$—
Vested	(98,243)	—
Forfeited	—	—
Outstanding at September 30, 2019	536,410	$—
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	1,193,683	$19.24
Granted	881,547	15.09
Vested	(327,799)	19.97
Forfeited	(24,025)	17.99
Outstanding at September 30, 2019	1,723,406	$17.00
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	—	$—
Granted	356,908	14.93
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2019	356,908	$14.93
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of income. The Company recognized stock based compensation expense of $3.5 million and $10.0 million for the three and nine months ended September 30, 2019, respectively. The Company recognized stock based

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
compensation expense of $1.9 million and $3.1 million in the three and nine months ended September 30, 2018, respectively. There was approximately $25.7 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.0 years.
Dividends
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20, June 20, and September 20, 2019 to stockholders of record as of March 6, June 6, and September 6, 2019, respectively. During the nine months ended September 30, 2019 Liberty LLC paid distributions of $16.8 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of the dates above, $10.6 million of which was paid to the Company. The Company used the proceeds of the distributions to pay the dividends to all holders of shares of Class A Common Stock as of March 6, June 6, and September 6, 2019, which totaled $10.6 million. Additionally, the Company accrued $0.4 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021. During the nine months ended September 30, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in January completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). For further details of this related party transaction, see Note 12—Related Party Transactions.
As of September 30, 2019, $98.7 million remains authorized for future repurchases of Class A Common Stock under the share repurchase program.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for periods subsequent to the Corporate Reorganization on January 17, 2018:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$10,998	$34,093	$51,151	$107,364
Denominator:
Basic weighted average common shares outstanding	74,173	68,548	70,026	68,823
Basic net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.15	$0.50	$0.73	$1.56
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$10,998	$34,093	$51,151	$107,364
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	5,435	23,755	26,776	74,242
Diluted net income attributable to Liberty Oilfield Services Inc. stockholders	$16,433	$57,848	$77,927	$181,606
Denominator:
Basic weighted average shares outstanding	74,173	68,548	70,026	68,823
Effect of dilutive securities:
Restricted stock	545	933	567	972
Restricted stock units	1,690	782	1,757	424
Class B Common Stock	36,656	48,207	36,656	48,207
Diluted weighted average shares outstanding	113,064	118,470	109,006	118,426
Diluted net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.15	$0.49	$0.71	$1.53

Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the nine months ended September 30, 2019 was 15.5%, compared to 14.4% for the period ended September 30, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting. The Company’s effective tax rate is lower for the period ended September 30, 2018, the shortened taxable period, as the Company was a pass-through entity prior to the IPO. The Company recognized income tax expense of $4.0 million and $17.1 million during the three and nine months ended September

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
30, 2019, respectively, compared to $12.2 million during the three months ended September 30, 2018, and $36.2 million for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through September 30, 2018.
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
During the nine months ended September 30, 2019, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $25.3 million in amounts payable under the TRAs, and a net increase of $29.8 million in deferred tax assets, all of which were recorded through equity. At September 30, 2019, the Company’s liability under the TRA was $42.1 million, a portion of which is presented as a component of current liabilities of $1.8 million, and a portion of which is presented as a component of long-term liabilities of $40.3 million, and the related deferred tax assets totaled $49.6 million.
In addition to the TRAs related impact described above, the Company has also recorded deferred tax assets and liabilities based on the differences between the book value of the Company’s investment in Liberty LLC for financial reporting purposes and those amounts applicable for income tax purposes. During the three months ended September 30, 2019, a deferred tax liability of $7.1 million was recorded through equity, primarily as a result of the exchanges that occurred during the quarter.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary. Contributions made by the Company were $11.9 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively, and $3.9 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively.
Note 12—Related Party Transactions
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During July 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 5,588,821 shares of Class B Common Stock resulting in an increase in tax basis, as described in Note—10 Income Taxes - Tax Receivable Agreements, and recognition of $17.1 million in amounts payable under the TRAs. As of September 30, 2019 and December 31, 2018, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV Non-US were $1.3 million and $0, respectively, included in accrued interest and other and non-current liabilities were $18.6 million and $2.9 million, respectively, in payable pursuant to tax receivable agreements in the accompanying condensed consolidated balance sheets.
During January 2019, the Company repurchased 117,647 shares of Class A Common Stock from the Riverstone Sellers, at a weighted average purchase price of $17.00 per share, pursuant to the share repurchase program (see Note 8—Equity - Share Repurchase Program).
In connection with the Corporate Reorganization, the Company engaged in transactions with affiliates including entering into the TRAs with affiliates (see Note 10—Income Taxes). Also in conjunction with the Corporate Reorganization, Liberty Holdings contributed $2.1 million of assets to Liberty LLC and Redeemable Common Units in the amount of $42.6 million were settled.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate was to provide certain administrative support functions to LOS and a master

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The Services Agreement was terminated during June 2018.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended September 30, 2019 and 2018 was $7.1 million and $6.3 million, respectively, and $18.3 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, $7.1 million and $15.1 million, respectively, of the Company’s accounts receivable was with the Affiliate. The Company had no unbilled revenue with the Affiliate as of September 30, 2019 and December 31, 2018. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. As of September 30, 2019, amounts outstanding under the amended payment terms from the Affiliate are $13.3 million, $2.2 million of which is presented in Accounts and notes receivable—related party and the remaining $11.1 million is presented as a Note receivable—related party, less current portion in the accompanying condensed consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date. During the three and nine months ended September 30, 2019, interest income from the Affiliate was $0.5 million and $1.2 million, respectively, and accrued interest as of September 30, 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three and nine months ended September 30, 2019 and 2018, and fees accrued as of September 30, 2019 and December 31, 2018 were $0 and $2.3 million, respectively. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C, and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a noncontrolling minority member in Proppant Express Investments, LLC, the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the Company continues to purchase and lease equipment from PropX. For the three months ended September 30, 2019 and 2018, the Company purchased proppant logistics equipment of $0 and $0.7 million, respectively, and leased proppant logistics equipment for $2.4 million and $0.7 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company purchased proppant logistics equipment of $0 and $2.8 million, respectively, and incurred lease expenses of $7.3 million and $3.4 million, respectively. During the three months ended March 31, 2018, in exchange for a 5% discount, the Company made a prepayment to PropX for rented equipment in the amount of $5.4 million, all of which was recognized in the year ended December 31, 2018. The Company made an additional $4.2 million prepayment, in exchange for a 5% discount, during the three months ended March 31, 2019, all of which was recognized in the six months ended June 30, 2019.
Receivables from PropX as of September 30, 2019 and December 31, 2018 were $0. Payables to PropX as of September 30, 2019 and December 31, 2018 were $0.9 million and $0.2 million, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of September 30, 2019 and December 31, 2018, the agreements commit the Company to purchase 8,171,950 and 11,266,000 tons, respectively, of proppant through December 31, 2021. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars.
Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. The Company accrued$0.5 million of shortfall fees as of September 30, 2019.
As of September 30, 2019 and December 31, 2018, the Company had commitments to purchase 11,782,500 and 18,852,000 gallons, respectively, of chemicals through December 31, 2020.
Future proppant, including rail car transport, and chemical commitments are as follows:

($ in thousands)
Remainder of 2019	$89,353
2020	282,100
2021	125,209
2022	16,031
2023	12,598
Thereafter	6,405
$531,696
Litigation
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Note 14—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2019 and 2018:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	—	—	—	(557)	(557)
Exchanges of Class B Common Stock for Class A Common Stock	6,914	(6,914)	69	(69)	52,652	—	52,652	(52,652)	—
Offering Costs	—	—	—	—	(1,001)	—	(1,001)	(498)	(1,499)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	3,570	—	3,570	—	3,570
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(7,148)	—	(7,148)	—	(7,148)
$0.05/unit distributions to noncontrolling unitholders	—	—	—	—	—	—	—	(1,857)	(1,857)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(3,871)	(3,871)	—	(3,871)
Restricted stock and RSU forfeitures	(8)	—	—	—	(22)	(1)	(23)	22	(1)
Stock based compensation expense	—	—	—	—	2,351	—	2,351	1,191	3,542
RSU Vesting	—	—	—	—	1	—	1	(1)	—
Net income	—	—	—	—	—	10,998	10,998	7,842	18,840
Balance—September 30, 2019	75,868	36,656	$759	$367	$368,502	$159,448	$529,076	$274,389	$803,465

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2018	69,958	48,207	$700	$482	$349,488	$73,270	$423,940	$315,556	$739,496
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	—	—	—	(4,318)	(4,318)
$0.05/unit distributions to noncontrolling interest unitholders	—	—	—	—	—	—	—	(2,410)	(2,410)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(3,544)	(3,544)	—	(3,544)
Stock based compensation expense	—	—	—	—	1,926	—	1,926	—	1,926
Restricted stock forfeited	(4)	—	(1)	—	—	—	(1)	—	(1)
Share repurchases	(2,844)	—	(28)	—	(39,642)	—	(39,670)	(14,252)	(53,922)
Net income	—	—	—	—	—	34,094	34,094	32,275	66,369
Balance—September 30, 2018	67,110	48,207	$671	$482	$311,772	$103,820	$416,745	$326,851	$743,596

Note 15—Subsequent Events
On October 22, 2019, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock, and a distribution of $0.05 per Liberty LLC Unit, to be paid on December 20, 2019 to holders of record as of December 6, 2019. The Company will use the proceeds from the Liberty LLC distribution to pay the dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements” and our Annual Report under the heading “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Unless the context otherwise requires, references to the terms “Company,” “we,” “us,” and “our” refer to the Predecessor for periods prior to the IPO, and Liberty Oilfield Services Inc. and its consolidated subsidiaries for periods following the IPO.
Overview
We are a growing independent provider of hydraulic fracturing services to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 23 active fleets as of September 30, 2019, including the addition of the latest fleet during the nine months ended September 30, 2019. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, and the Powder River Basin.
We believe the following characteristics both distinguish us from our competitors and are the foundations of our business: forming ongoing partnerships of trust and innovation with our customers; developing and utilizing technology to maximize well performance; and promoting a people-centered culture focused on our employees, customers, and suppliers. We have developed strong relationships with our customers by investing significant time in fracture design collaboration, which substantially enhances their production economics. Our technological innovations have become even more critical as E&P companies have increased the completion complexity and fracture intensity of horizontal wells. We are proactive in developing innovative solutions to industry challenges, including developing: (i) our proprietary databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; and (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate. We foster a people-centered culture built around honoring our commitments to customers, partnering with our suppliers and hiring, training, and retaining people that we believe to be the best talent in our field, enabling us to be one of the safest and most efficient hydraulic fracturing companies in the United States.
Recent Trends and Outlook
Demand for our hydraulic fracturing services is predominantly influenced by the level of drilling and completion by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our hydraulic fracturing services is driven by the completion of hydraulic fracturing stages in unconventional wells, which, in turn, is driven by several factors including rig count, well count, service intensity, and the timing and style of well completions.
Macro Conditions
In the third quarter of 2019, the price of West Texas Intermediate crude oil averaged $56.34 compared with an average of $59.88 for the second quarter of 2019 and an average of $69.76 for the third quarter of 2018. In the third quarter of 2019, the horizontal rig count in North America averaged 802 compared to 868 in the second quarter of 2019 and 922 in the third quarter of 2018, according to a report by Baker Hughes, a GE company.
An increase in frac efficiency combined with a slowing of demand in the second half of 2019 has led to an oversupply of available frac equipment and therefore downward pricing pressure on services. The expected slowdown of completions in the fourth quarter of 2019 may be more intense than the one experienced during the same period in 2018, as operators face capital constraints and manage completions to fixed capital expenditure budgets. We expect this trend to cause gaps in the completions schedule and negatively affect overall fleet utilization.
Future activity projections for the industry are dependent on multiple factors including commodity price, availability of capital and offtake capacity in each basin. Based on visibility into our customers’ initial plans for 2020, we believe demand for Liberty fleets will be strong in the start of the new budget year.
We are seeing reductions in the supply of staffed frac fleets in the market and announcements of permanent retirement of older equipment. This is helpful, but there continues to be an oversupply of frac fleets in the market which is holding down pricing. We would not expect pricing to improve until supply of actively staffed frac equipment better balances with demand.

How We Evaluate Our Operations
We use a variety of qualitative, operational, and financial metrics to assess our performance. First and foremost of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
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
Operating Income
We analyze our operating income, which we define as revenues less direct operating expenses, depreciation and amortization, and general and administrative expenses, to measure our financial performance. We believe operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare operating income to our internal projections for a given period and to prior periods.
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and nonrecurring expenses that management does not consider in assessing ongoing operating performance. See “Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Results of Operations
Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three months ended September 30,
Description	2019	2018	Change
	(in thousands)
Revenue	$515,079	$558,777	$(43,698)
Cost of services, excluding depreciation and amortization shown separately	421,007	418,867	2,140
General and administrative	25,302	24,659	643
Depreciation and amortization	42,324	32,305	10,019
(Gain) loss on disposal of assets	(124)	701	(825)
Operating income	26,570	82,245	(55,675)
Interest expense	3,726	3,648	78
Net income before income taxes	22,844	78,597	(55,753)
Income tax expense	4,004	12,229	(8,225)
Net income	18,840	66,368	(47,528)
Less: Net income attributable to noncontrolling interests	7,842	32,275	(24,433)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$10,998	$34,093	$(23,095)

Revenue
Our revenue decreased $43.7 million, or 7.8%, to $515.1 million for the three months ended September 30, 2019 compared to $558.8 million for the three months ended September 30, 2018. The decrease was due to a 11.8% decrease in revenue per average active fleet, partially offset by a 4.5% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $22.4 million for the three months ended September 30, 2019 as compared to approximately $25.4 million for the three months ended September 30, 2018, with 23.0 and 22.0 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet is due to the oversupply of staffed frac fleets combined with reduced demand from lower customer activity industrywide, resulting in lower prices for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $2.1 million, or 0.5%, to $421.0 million for the three months ended September 30, 2019 compared to $418.9 million for the three months ended September 30, 2018. The higher expense is due to an increase in personnel costs of $7.3 million, or 9.0%, to support the increased activity, attributable to the 4.5% increase in average active fleets deployed. This increase was offset by a decrease in materials pricing and reflects a $6.1 million decrease attributable to materials, despite a 17.6% increase in material volumes used in the three months ended September 30, 2019 compared to the same period in 2018. Unit prices for materials have come down with increased use of lower cost local sand. Additionally, the cost of components used in our repairs and maintenance operations decreased by $4.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
General and Administrative
General and administrative expenses were consistent between periods, increasing slightly by $0.6 million, or 2.6%, to $25.3 million for the three months ended September 30, 2019 compared to $24.7 million for the three months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense increased $10.0 million, or 31.0%, to $42.3 million for the three months ended September 30, 2019 compared to $32.3 million for the three months ended September 30, 2018, due to one additional hydraulic fracturing fleet being deployed, and $2.6 million of depreciation related to finance leases during the three months ended September 30, 2019, in accordance with ASU 2016-02 Leases Topic 842, effective as of January 1, 2019.
Operating Income
We realized operating income of $26.6 million for the three months ended September 30, 2019 compared to $82.2 million for the three months ended September 30, 2018, a decrease of $55.7 million, or 67.7%. The decrease is primarily due to the $43.7 million, or 7.8%, decrease in total revenue and a $12.0 million increase in total operating expenses, the significant components of which are discussed above.
Interest Expense
Interest expense was consistent between periods, increasing slightly by 2.1% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Net Income before Income Taxes
We realized net income before income taxes of $22.8 million for the three months ended September 30, 2019 compared to $78.6 million for the three months ended September 30, 2018. The decrease in net income before income taxes is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing, offset by the deployment of one additional hydraulic fracturing fleet during the twelve months ended September 30, 2019.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is payable for the results attributable to the noncontrolling interests which remains pass-through income. We recognized $4.0 million of expense for the three months ended September 30, 2019, at an effective rate of 17.5%, compared to $12.2 million, at an effective rate of 15.6%, recognized during the three months ended September 30, 2018. This decrease in income tax expense was attributable to the net decrease in operating income, the significant components of which are discussed above.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine months ended September 30,
Description	2019	2018	Change
	(in thousands)
Revenue	$1,592,374	$1,682,021	$(89,647)
Cost of services, excluding depreciation and amortization shown separately	1,276,750	1,251,163	25,587
General and administrative	71,379	73,648	(2,269)
Depreciation and amortization	121,079	90,927	30,152
Loss on disposal of assets	1,242	1,266	(24)
Operating income	121,924	265,017	(143,093)
Interest expense	11,505	13,682	(2,177)
Net income before income taxes	110,419	251,335	(140,916)
Income tax expense	17,147	36,238	(19,091)
Net income	93,272	215,097	(121,825)
Less: Net income attributable to Liberty LLC, prior to the Corporate Reorganization	—	8,705	(8,705)
Less: Net income attributable to noncontrolling interests	42,121	99,028	(56,907)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$51,151	$107,364	$(56,213)
Revenue
Our revenue decreased $89.6 million, or 5.3%, to $1,592.4 million for the nine months ended September 30, 2019 compared to $1,682.0 million for the nine months ended September 30, 2018. The decrease was due to a 12.4% decrease in revenue per average active fleet, partially offset by a 8.1% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $69.8 million for the nine months ended September 30, 2019 as compared to approximately $79.7 million for the nine months ended September 30, 2018, with 22.8 and 21.1 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet is due to the oversupply of staffed frac fleets combined with reduced demand from lower customer activity industrywide, resulting in lower prices for our services.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $25.6 million, or 2.0%, to $1,276.8 million for the nine months ended September 30, 2019 compared to $1,251.2 million for the nine months ended September 30, 2018. The higher expense is due to a $25.1 million increase in repairs and maintenance costs primarily related to the increased pump hours in the nine months ended September 30, 2019 compared to the same period in 2018. Personnel costs also increased by $24.7 million, or 10.6%, to support the increased activity, including the 8.1% increase in average active fleets deployed. These increases were offset by a decrease in material costs of $34.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, despite a 17.3% increase in material volumes used in the respective periods. Unit prices for materials have come down with increased use of lower cost local sand.
General and Administrative
General and administrative expenses decreased by $2.3 million, or 3.1%, to $71.4 million for the nine months ended September 30, 2019 compared to $73.6 million for the nine months ended September 30, 2018. The decrease is primarily due to a $6.1 million decrease in start-up costs, or 69.1%, from $8.8 million for the nine months ended September 30, 2018 to $2.7 million for the nine months ended September 30, 2019. This decrease was offset by a $4.1 million increase in stock based compensation expense included in personnel and benefits costs.
Depreciation and Amortization
Depreciation and amortization expense increased $30.2 million, or 33.2%, to $121.1 million for the nine months ended September 30, 2019 compared to $90.9 million for the nine months ended September 30, 2018, due to one additional hydraulic fracturing fleet deployed, and $7.6 million of depreciation related to finance leases during the nine months ended September 30, 2019, in accordance with ASU 2016-02 Leases Topic 842, effective as of January 1, 2019.

Operating Income
We realized operating income of $121.9 million for the nine months ended September 30, 2019 compared to $265.0 million for the nine months ended September 30, 2018. The decrease of $143.1 million, or 54.0% primarily due to the $89.6 million decrease in total revenue, and a $53.4 million increase in total operating expenses, the significant components of which are discussed above.
Interest Expense
The decrease in interest expense of $2.2 million, or 15.9%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a decrease in debt issuance cost amortization of $1.8 million, related to the $61.1 million paydown on the Term Loan Facility during the first quarter of 2018 with proceeds from the IPO, an increase of $1.7 million of interest income, offset by an increase in interest expense related to finance leases of $2.0 million.
Net Income before Income Taxes
We realized net income before income taxes of $110.4 million for the nine months ended September 30, 2019 compared to $251.3 million for the nine months ended September 30, 2018. The decrease in net income before income taxes is primarily attributable to the decrease in revenue and increase in total operating expenses, as discussed above.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is payable for the results attributable to the noncontrolling interests which remains pass-through income. We recognized $17.1 million of expense for the nine months ended September 30, 2019, compared to $36.2 million recognized for the period commencing January 17, 2018 through September 30, 2018. This decrease in income tax expense was attributable to the net decrease in operating income, the significant components of which are discussed above.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisitions, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and nonrecurring expenses that management does not consider in assessing ongoing performance.
Our board of directors, management, investors, and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Additionally, the calculation of Adjusted EBITDA complies with the definition of Consolidated EBITDA, as defined in our Credit Facilities.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2019	2018	Change	2019	2018	Change
	(in thousands)
Net income	$18,840	$66,368	$(47,528)	$93,272	$215,097	$(121,825)
Depreciation and amortization	42,324	32,305	10,019	121,079	90,927	30,152
Interest expense	3,726	3,648	78	11,505	13,682	(2,177)
Income tax expense	4,004	12,229	(8,225)	17,147	36,238	(19,091)
EBITDA	$68,894	$114,550	$(45,656)	$243,003	$355,944	$(112,941)
Fleet start-up costs	1,273	2,235	(962)	2,733	8,842	(6,109)
(Gain) loss on disposal of assets	(124)	701	(825)	1,242	1,266	(24)
Advisory services fees	—	—	—	—	202	(202)
Adjusted EBITDA	$70,043	$117,486	$(47,443)	$246,978	$366,254	$(119,276)
EBITDA was $68.9 million for the three months ended September 30, 2019 compared to $114.6 million for the three months ended September 30, 2018. Adjusted EBITDA was $70.0 million for the three months ended September 30, 2019 compared to $117.5 million for the three months ended September 30, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue and increases in operating expenses. See factors described under the captions Revenue, Cost of Services, and General and Administrative above.
EBITDA was $243.0 million for the nine months ended September 30, 2019 compared to $355.9 million for the nine months ended September 30, 2018. Adjusted EBITDA was $247.0 million for the nine months ended September 30, 2019 compared to $366.3 million for the nine months ended September 30, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue and increases in operating expenses. See factors described under the captions Revenue, Cost of Services, and General and Administrative above.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations. We may incur additional indebtedness or issue equity securities in order to fund growth opportunities that we pursue via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $36.7 million to $140.0 million as of September 30, 2019 compared to $103.3 million as of December 31, 2018, primarily attributable to the timing of customer payments prior to September 30, 2019, and the increase in services provided with an additional fleet deployed during the nine months ended September 30, 2019. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$245,075	$223,627	$21,448
Net cash used in investing activities	(157,694)	(183,941)	26,247
Net cash (used in) provided by financing activities	(50,698)	31,070	(81,768)
Net increase in cash and cash equivalents	$36,683	$70,756	$(34,073)

Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2019 and 2018
Operating Activities. Net cash provided by operating activities was $245.1 million for the nine months ended September 30, 2019, compared to $223.6 million for the nine months ended September 30, 2018. The $21.4 million increase in cash from operating activities is attributable to a $8.1 million decrease in working capital for the nine months ended September 30, 2019, compared to a $108.9 million increase for the nine months ended September 30, 2018, as a result of the timing of customer payments prior to September 30, 2019. This decrease of $117.0 million was offset by a decrease in revenue of $89.6 million and an increase in operating expenses of $53.4 million.
Investing Activities. Net cash used in investing activities was $157.7 million for the nine months ended September 30, 2019, compared to $183.9 million for the nine months ended September 30, 2018. The decrease in net cash used in investing activities is attributable to the Company deploying only one fleet and purchasing additional spare and pump down equipment to add to existing fleets in the nine months ended September 30, 2019 compared to deploying three fleets in the nine months ended September 30, 2018.
Financing Activities. Net cash used in financing activities was $50.7 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $31.1 million for the nine months ended September 30, 2018. The $81.8 million decrease in cash provided by financing activities was primarily due to the Company’s IPO in the nine months ended September 30, 2018, which resulted in $198.4 million in net proceeds from the IPO, offset by the use of proceeds to repay $92.0 million of long-term debt. Further, the Company repurchased shares of Class A Common Stock under the share repurchase programs that were authorized in September 2018 and January 2019, increasing the cash used in financing activities by $18.4 million and $53.9 million in the nine months ended September 30, 2019 and 2018, respectively. The Company also incurred $10.5 million of principal payments for finance leases in the nine months ended September 30, 2019 in accordance with ASU 2016-02 Leases Topic 842, effective as of January 1, 2019.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2019, the borrowing base was calculated to be $204.1 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.3 million, resulting in $203.8 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the nine months ended September 30, 2019 was 15.5%, compared to 14.4% for the period ended September 30, 2018 commencing on January 17, 2018, the date of the Corporate Reorganization. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the noncontrolling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting. The Company’s effective tax rate is higher for the nine month period ended September 30, 2019, due to our status as a corporation subject to U.S. federal income tax for the entire nine month period ended September 30, 2019, as opposed to the shortened taxable period ended September 30, 2018, and due to various unitholders exercising their redemption rights, which increases the Company’s proportionate share of operating income. As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. The Company recognized income tax expense of $17.1 million during the nine months ended September 30, 2019, compared to $36.2 million during the shortened taxable period ended September 30, 2018.
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
With respect to obligations the Company expects to incur under the TRAs (except in cases where the Company elects to terminate the TRAs early, the TRAs are terminated early due to certain mergers, asset sales, or other changes of control, or the Company has available cash but fails to make payments when due), generally the Company may elect to defer payments due under the TRAs if the Company does not have available cash to satisfy its payment obligations under the TRAs or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the TRAs generally will accrue interest. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRAs. The Company accounts for amounts payable under the TRAs in accordance with ASC Topic 450, Contingencies.
If the Company experiences a change of control (as defined under the TRAs) or the TRAs otherwise terminate early, the Company’s obligations under the TRAs could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the consolidated and combined financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2018, our critical accounting policies included leases, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (see Note 2—Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2018.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of September 30, 2019, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements - Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2018.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently undeterminable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial position or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No repurchases of shares of Class A Common Stock were made under our repurchase plans during the three months ended September 30, 2019.
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

4.2	Stockholders Agreement, dated as of July 23, 2019, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P. and R/C Energy IV Direct Partnership, L.P. (3)

10.1	Form of Change in Control Agreement (4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 29, 2019.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	October 30, 2019	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 30, 2019	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 30, 2019	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)