Form 10-K
period 2019-12-31
Liberty Oilfield Services Inc.
filed 2020-02-27
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $732.8 million, determined using the per share closing price on the New York Stock Exchange on that date of $16.18. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 21, 2020, the Registrant had 81,920,347 shares of Class A Common Stock and 30,638,960 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

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
Forward-looking statements may include statements about:
•our business strategy;
•our operating cash flows, the availability of capital and our liquidity;
•our future revenue, income and operating performance;
•our ability to sustain and improve our utilization, revenue and margins;
•our ability to maintain acceptable pricing for our services;
•our future capital expenditures;
•our ability to finance equipment, working capital and capital expenditures;
•competition and government regulations;
•our ability to obtain permits and governmental approvals;
•pending legal or environmental matters;
•oil and natural gas prices;
•acquisitions;
•general economic conditions;
•credit markets;
•demand for services in our industry;
•our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•uncertainty regarding our future operating results;
•return of capital to shareholders; and
•plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures and the other risks described under “Risk Factors” in this Annual Report on Form 10-K.
All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
This Annual Report on Form 10-K includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other publish independent
ii

sources, such as content and estimates provided by Coras Research, LLC as of December 31, 2019. Coras Research, LLC is not a member of the Financial Industry Regulator Authority (FINRA) or the Securities Investor Protection Corporation (SIPC) and is not a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.

iii

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
Item 1. Business
Our Company
We are an independent provider of hydraulic fracturing services and goods to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Williston Basin, the San Juan Basin and the Powder River Basin.
We have grown organically from one active hydraulic fracturing fleet in December 2011 to 24 active fleets in February 2020.
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
Recent Developments
In January 2020, we put our 24th fleet into production for a long-term existing customer. This fleet will utilize our Liberty Quiet Fleet® technology and have dual fuel capability. We expect our 25th fleet to be deployed later in 2020.
Initial Public Offering and Corporate Reorganization Transaction
Liberty Inc. was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty LLC and its subsidiaries upon completion of a corporate reorganization (as detailed below, the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). Liberty Inc. has no material assets other than its ownership in Liberty LLC.
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

We are a holding company with no direct operations. In connection with the IPO, we completed the Corporate Reorganization, including the following series of transactions:
•Liberty Holdings contributed all of its assets to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”);

•Liberty Holdings liquidated and distributed to its then-existing owners (the “Legacy Owners”) Liberty LLC Units pursuant to the terms of the limited liability company agreement of Liberty Holdings and the Master Reorganization Agreement dated as of January 11, 2018, by and among the Company, Liberty Holdings, Liberty LLC, and the other parties named therein (the “Master Reorganization Agreement”);

•certain of the Legacy Owners directly or indirectly contributed all or a portion of their Liberty LLC Units to Liberty Inc. in exchange for 55,685,027 shares of our Class A Common Stock, and 1,258,514 shares of restricted stock. Subsequent to the initial exchange, 1,609,122 shares of Class A Common Stock were redeemed for an aggregate purchase price of $25.9 million upon the exercise of the underwriters' overallotment option;

•Liberty Inc. issued the Legacy Owners that continued to own Liberty LLC Units (the “Liberty Unit Holders”) an aggregate amount of 48,207,372 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”); and

•Liberty Inc. contributed the net proceeds it received from the IPO to Liberty LLC in exchange for additional Liberty LLC Units such that Liberty Inc. held a total number of Liberty LLC Units equal to the number of shares of Class A Common Stock outstanding immediately following the IPO.

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
Under the Second Amended and Restated Limited Liability Company Agreement of Liberty LLC (the “Liberty LLC Agreement”), each Liberty Unit Holder has, subject to certain limitations, the right (the “Redemption Right”) to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Liberty Inc. (instead of Liberty LLC) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder for, at its election, (i) one share of Class A Common Stock or (ii) an equivalent amount of cash. In addition, upon a change of control of Liberty Inc., Liberty Inc. has the right to require each holder of Liberty LLC Units (other than Liberty Inc.) to exercise its Redemption Right with respect to some or all of such unit holder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B Common Stock will be canceled.
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

Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion capital expenditure budgets. Our most notable declines typically occur in the fourth quarter of the year for the reasons described above. Additionally, some of the areas in which we have operations, including the DJ Basin, Powder River Basin and Williston Basin, are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain and frost law enforcement, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water.
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
Risk Management and Insurance
Our operations are subject to significant hazards often found in the oil and natural gas industry, such as, but not limited to, accidents, including accidents related to trucking operations provided in connection with our services, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of hydraulic fracturing fluids or other well fluids into the environment. These conditions can cause:
•disruption in operations;
•substantial repair or remediation costs;
•personal injury or loss of human life;
•significant damage to or destruction of property and equipment;
•environmental pollution, including groundwater contamination;
•unusual or unexpected geological formations or pressures and industrial accidents;
•impairment or suspension of operations; and
•substantial revenue loss.
In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.
Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used or trucking services provided in connection therewith may result in our being named as a defendant in lawsuits asserting large claims.
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
We enter into Master Service Agreements (“MSAs”) with substantially all of our customers for our hydraulic fracturing services. Such MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs relating to our hydraulic fracturing services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling. However, our customers assume responsibility for all other pollution or contamination that may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. The assumed responsibilities include the control, removal and clean-up of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death, in the case of our hydraulic fracturing operations, to the extent that their employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from the gross negligence or willful misconduct of our customer. The same principles apply to mutual indemnification for loss or destruction of property or equipment. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.
Employees
As of December 31, 2019, we had 2,571 employees and no unionized labor. We believe we have good relations with our employees.
Our Services
We primarily provide hydraulic fracturing services and goods to onshore oil and natural gas E&P companies operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in fracturing horizontal wells in shales and other unconventional geological formations.
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
Our hydraulic fracturing fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, diesel engines, transmissions, radiators and other supporting equipment that are typically mounted on trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high pressure fracturing iron, which are necessary to perform a typical hydraulic fracturing job, as a “fleet,” and the personnel assigned to each fleet as a “crew.” As of February 2020, we had 24 active fleets.
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

We provide our services in several of the most active basins in the United States, including the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin and the Powder River Basin. The map below represents our current areas of operations:

Williston Basin
Powder River Basin
DJ Basin
San Juan Basin
Permian Basin
Eagle Ford Basin

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
Equipment
As of February 2020, we have 24 hydraulic fracturing fleets. Eleven of our fleets currently utilize our Liberty Quiet Fleet® technology, approximately 28% of our capacity has dual fuel capability, and approximately 22% of our capacity utilizes the latest Tier 4 diesel engines.
Our hydraulic fracturing fleets are comprised of high-quality, heavy-duty equipment designed to reduce operational downtime and maintenance costs, while enhancing our ability to provide reliable, consistent service. Each hydraulic fracturing fleet includes the necessary blending units, manifolds, data vans and other ancillary equipment needed to provide a high level of service to our customers.
Our newbuild fleets are manufactured to a custom Liberty specification that identifies the input components, including such key parts as engines, transmissions and pumps and control systems. These components have been selected with our lowest total cost of ownership philosophy in mind. We have built a strong partnership with each of the key component suppliers that we believe will help ensure timely access to necessary components, early opportunities to adopt the latest technology, and high-level technical support. For example, our close partnership with Caterpillar Inc. enabled us to have ready access to their technical team as we worked through the development of the Liberty Quiet Fleet® technology and to be on the early test site for their new low-emission Tier 4 diesel and dynamic gas blending engines. This relationship ensured that the end product was delivered without compromise to engine performance, reliability or maintainability. We have also a built a strong relationship with the assembler of the core equipment for our fracturing fleets. We believe the collaborative partnerships we have developed with our vendors should give us ready access to sufficient fabrication capacity for our growth.
Our Acquisitions
On February 22, 2017, we acquired all membership interests of Titan Frac Services LLC, a wholly owned subsidiary of TPIH Group Inc., for $65.0 million in cash.
Marketing and Customers
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region, and are supported by our corporate headquarters. For the years ended December 31, 2019, 2018 and 2017, our top five customers collectively accounted for approximately 35%, 42% and 53% of our revenues, respectively. No customer accounted for more than 10% of our revenues for the year ended December 31, 2019. For the year ended December 31, 2018, Extraction Oil & Gas, Inc. accounted for more than 10% of our revenues. Extraction Oil & Gas, Inc. and SM Energy Company each accounted for more than 10% of our revenues for the year ended December 31, 2017.
Suppliers
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment and have started to internally design and assemble key pump and maintenance parts. In addition, we have built a strong relationship with the assembler of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow.
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
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company and Schlumberger Limited as well as other companies including BJ Services Company, Calfrac Well Services Ltd., FTS International, Inc., NexTier Oilfield Solutions Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc. and U.S. Well Services, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.
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
Our operations are organized into a single business segment, which consists of hydraulic fracturing services and goods, and we have one reportable geographical business segment, the United States. Operating segments are defined under generally accepted accounting principles in the United States of America (“GAAP”) as components of an enterprise that engage in activities (i) from which it may earn revenues and incur expenses and (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Environmental and Occupational Safety and Health Matters
Our operations in support of oil and natural gas exploration, development and production activities pursued by our customers are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”), and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions, including the incurrence of potentially significant capital or operating expenditures to mitigate or prevent the releases of materials from our equipment, facilities or from customer locations where we provide our services. These laws and regulations may, among other things, (i) require the acquisition of permits or other authorizations for conducting regulated activities; (ii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iii) require remedial measures to mitigate pollution from former and ongoing operations; (iv) impose restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in formations in connection with oil and natural gas drilling and production activities; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, performance or development of projects or operations; and the issuance of orders enjoining performance of some or all of our operations in a particular area.
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
Hazardous Substances and Wastes and Naturally Occurring Radioactive Materials
The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in response to a federal consent decree issued in 2016, the EPA was required during 2019 to determine whether certain Subtitle D criteria regulations required revision in a manner that could result in oil and natural gas wastes being regulated as RCRA hazardous wastes. In April 2019, the EPA made a determination that such revision of the regulations was unnecessary. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and the oil and natural gas exploration and production industry’s costs to manage and dispose of generated hazardous wastes, which could have a material adverse effect on our results of operations and financial position. Additionally, other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes.
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
In 2015, the EPA and the Corps under the Obama Administration published a final rule outlining their position on federal jurisdictional reach over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining the CWA's jurisdiction over waters of the United States, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the CWA's jurisdiction in areas where we or our oil and natural gas exploration and production customers conduct operations, we or our customers could incur increased costs and our customers could incur delays or cancellations in permitting or projects, which could reduce demand for our products and services.
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
Our oil and natural gas producing customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. In 2016, the United States Geological Survey identified six states with more significant rates of induced seismicity that could be attributed to injection of oilfield fluids into underground disposal wells, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. In response to concerns between use of underground disposal wells and the occurrence of seismic events, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Texas and Oklahoma have issued rules for produced water disposal wells that impose certain permitting restrictions, operating restrictions and/or reporting requirements on disposal wells in proximity to faults. Additionally, from time to time, states may develop and implement plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations, as has occurred in Oklahoma. For example, in late 2016, the Oil and Gas Conservation Division of the Oklahoma Corporation Commission (“OCC”) and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years the OCC’s Oil and Gas Conservation Division has issued orders limiting future increases in the volume of oil and natural gas produced water injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customer produced water to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which would could have a material adverse effect on our business, financial condition, and results of operations.
Air Emissions
Certain of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act (“CAA”) and analogous state and local laws require permits for certain facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. These laws and their implementing regulations also impose generally applicable limitations on air emissions and require adherence to maintenance, work practice, reporting and record keeping, and other requirements. Failure to obtain a permit or to comply with permit or other regulatory requirements could result in the imposition of sanctions, including administrative, civil and criminal penalties. In addition, we or our customers could be required to shut down or retrofit existing equipment, leading to additional expenses and operational delays.
Many of these regulatory requirements, including New Source Performance Standards and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new or amended regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact on our business. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Since that time, the EPA issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Additionally, states are expected to implement more stringent requirements as a result of the revised NAAQS for ozone, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with this and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if our customers’ operations are significantly affected by these or other similar requirements. These requirements could increase the cost of doing business for us and our customers, reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.

Climate Change
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
The U.S. Congress (“Congress”) and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties. Other actions to limit oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas E&P companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy could result in the restriction, delay, or cancellation of drilling programs or development of production activities.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, litigation, and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our products and services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.

Endangered Species
The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”). Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, the U.S. Fish and Wildlife Service (“FWS”) may make determinations on the listing of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in more fulsome protections for non-protected or lesser-protected species. For example, in 2015, the FWS decided to list the northern long-eared bat, whose range covers more than two-thirds of the states in the eastern and north-central regions of the U.S., as threatened rather than the more protective designation, endangered. However, a federal court decision issued in January 2020 found that the FWS failed to conduct a sufficient analysis that could have resulted in the bat being declared as endangered and the court remanded the listing decision to the FWS for a new determination on the species’ protected status. Current ESA listings and the designation of previously unprotected species or re-designation of lesser-protected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection or mitigation measures and could result in restrictions, delays or cancellations in our or our customers’ performance of operations, which could adversely affect or reduce demand for our services.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has conducted investigations or asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA has asserted regulatory authority under the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The EPA also published final CAA regulations in 2012 and 2016 governing performance standards, including standards for the capture of emissions of methane and volatile organic compounds (“VOCs”) released during oil and natural gas hydraulic fracturing. However, in September 2019, the EPA proposed an amendment to the methane and VOC standards that would remove the methane-specific requirements that currently apply in favor of relying on the emission limits for VOCs. Moreover, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of produced water from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The BLM published a final rule in 2015 that imposed new or more stringent standards for performing hydraulic fracturing on federal and Native American lands but the BLM rescinded the 2015 rule in later 2017; however, litigation challenging the BLM’s decisions to rescind the 2015 rule remains pending in federal district court.
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells. Additionally, presidential candidate Senator Bernie Sanders (D-VT) introduced a bill in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.
Additionally, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal, and well construction requirements on hydraulic fracturing operations. In April 2019, the Governor of Colorado signed Senate Bill 19-181 (“SB 181”) into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations, including hydraulic fracturing activities, within their jurisdiction. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. Local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Also, non-governmental organizations may seek to restrict hydraulic fracturing; notwithstanding the adoption of Colorado SB 181 in 2019, one or more interest groups have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development.
If new federal, state or local laws, regulations, presidential executive orders or ballot initiatives that significantly restrict or ban some or all of hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and prohibit or make it more difficult or costly to perform hydraulic fracturing. Any such laws, regulations or ballot initiatives limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas exploration and production activities and, therefore, adversely affect demand for our services and our business. Such laws, regulations, presidential executive orders or ballot initiatives could also materially increase our costs of compliance and doing business as well as result in decreased oil and natural gas activities and, therefore, adversely affect demand for our products and services.
Available Information
We file or furnish annual, quarterly and current reports, proxy statements and other documents with the U.S Security and Exchange Commission (the “SEC”) under the Exchange Act. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.
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
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending curtailed drilling programs, which resulted in a reduction in the demand for our services, as well as the prices we can charge. These reductions negatively affected our revenue per average active fleet in 2015 and 2016. Although industry conditions improved and activity levels increased from 2017 through the third quarter of 2018, a reduction in customer activity negatively affected our revenue per average active fleet throughout the remainder of 2018 and throughout 2019. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of a decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices. Any of these conditions or events could adversely affect our operating results. If current activity levels decrease or our customers further reduce their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.
Industry conditions are influenced by numerous factors over which we have no control, including:
•expected economic returns to E&P companies of new well completions;
•domestic and foreign economic conditions and supply of and demand for oil and natural gas;
•the level of prices, and expectations about future prices, of oil and natural gas;
•the level of global oil and natural gas exploration and production;
•the level of domestic and global oil and natural gas inventories;
•the supply of and demand for hydraulic fracturing services and equipment in the United States;
•federal, tribal, state and local laws, regulations and taxes, including the policies of governments regarding hydraulic fracturing and oil and natural gas exploration, development and production activities as well as non-U.S. governmental regulations and taxes;
•governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•political and economic conditions in oil and natural gas producing countries;
•actions by the members of the Organization of Petroleum Exporting Countries with respect to oil production levels and potential changes in such levels;
•global weather conditions and natural disasters;
•worldwide political, military and economic conditions;
•the cost of producing and delivering oil and natural gas;
•lead times associated with acquiring equipment and products and availability of qualified personnel;
•the discovery rates of new oil and natural gas reserves;

•stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or to restrict the exploration, development and production of oil and natural gas;
•the availability of water resources, suitable proppant and chemical additives in sufficient quantities for use in hydraulic fracturing fluids;
•advances in exploration, development and production technologies or in technologies affecting energy consumption;
•the availability, proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•merger and divestiture activity among oil and natural gas producers;
•the price and availability of alternative fuels and energy sources; and
•uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.19 per barrel (“Bbl”) in February 2016 to a high of $77.41 per Bbl in June 2018. During 2019, WTI prices ranged from $46.31 to $66.24 per Bbl. If the prices of oil and natural gas continue to be volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.
Our future results may be impacted by the uncertainty caused by an economic downturn, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, during times when the oil or natural gas markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. For example, during 2019 the Company recorded an allowance for doubtful accounts related a portion of the receivables outstanding from one customer in bankruptcy. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.
Our operations are subject to significant risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.
Our operations are subject to significant hazards often found in the oil and natural gas industry, such as, but not limited to, accidents, including accidents related to trucking operations provided in connection with our services, blowouts, explosions, craterings, fires, natural gas leaks, oil and produced water spills and releases of hydraulic fracturing fluids or other well fluids into the environment. These conditions can cause:

•disruption in operations;

•substantial repair or remediation costs;
•personal injury or loss of human life;
•significant damage to or destruction of property, and equipment;
•environmental pollution, including groundwater contamination;
•unusual or unexpected geological formations or pressures and industrial accidents;
•impairment or suspension of operations; and
•substantial revenue loss.
In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters.
The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, consolidated results of operations and financial condition. Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used or trucking services provided in connection therewith may result in our being named as a defendant in lawsuits asserting large claims.
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
Our top five customers represented approximately 35%, 42%, and 53% of our consolidated and combined revenue for the years ended December 31, 2019, 2018 and 2017, respectively. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
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
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For example, since January 1, 2011 through December 31, 2019, we have deployed 23 hydraulic fracturing fleets to service customers at a total cost to deploy of approximately $1.0 billion. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs for any fleets we may acquire in the future. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.
We rely on certain third parties for proppant and chemical additives, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.
We have established relationships with certain suppliers of our raw materials (such as proppant and chemical additives). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which are believed to have adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.
We currently utilize one preferred assembler and a limited number of suppliers for major equipment to both build new fleets and upgrade any fleets we acquire to our preferred specifications, and our reliance on these vendors exposes us to risks including price and timing of delivery.
We currently utilize one preferred assembler and a limited number of suppliers for major equipment to both build our new fleets and upgrade any fleets we may acquire to our custom design. If demand for hydraulic fracturing fleets or the components necessary to build such fleets increases or these vendors face financial distress or bankruptcy, these vendors may not be able to provide the new or upgraded fleets on schedule or at the current price. If this were to occur, we could be required to seek another assembler or other suppliers for major equipment to build or upgrade our fleets, which may adversely affect our revenues or increase our costs.
Interruptions of service on the rail lines by which we receive proppant could adversely affect our results of operations.
We receive a portion of the proppant used in our hydraulic fracturing services by rail. Rail operations are subject to various risks that may result in a delay or lack of service, including lack of available capacity, mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Additionally, if we increase the amount of proppant we require for delivery of our services, we may face difficulty in securing rail transportation for such additional amount of proppant. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations.
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
Our oil and natural gas producing customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. In 2016, the United States Geological Survey identified six states with more significant rates of induced seismicity that could be attributed to injection of oilfield fluids into underground disposal wells, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. In response to concerns regarding the use of underground disposal wells and the occurrence of seismic events, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for produced water disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has adopted similar rules. In late 2016, the Oil and Gas Conservation Division of the OCC and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In recent years, including during 2018, the OCC’s Oil and Gas Conservation Division issued orders limiting future increases in the volume of oil and natural gas produced water injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to seismicity events suspected of having been induced by injection of oilfield fluids into underground disposal wells also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ produced water to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, financial condition, and results of operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.
Currently, hydraulic fracturing is generally exempt from regulation under the SDWA UIC program and is typically regulated by state oil and gas commissions or similar agencies. However, federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The EPA also published final CAA regulations in 2012 and 2016 governing performance standards, including standards for the capture of methane and VOC emissions released during oil and natural gas hydraulic fracturing. However, in September 2019, the EPA proposed an amendment to the methane and VOC standards that would remove the methane-specific requirements that currently apply in favor of relying on the emission limits for VOCs. Moreover, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of produced water from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The BLM published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and Native American lands, but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule remains pending in federal district court.
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process and with the upcoming presidential election in 2020, hydraulic fracturing has been a frequent topic of the candidates. Certain presidential candidates are advocating for a complete ban on hydraulic fracturing, and one of the candidates, Senator Bernie Sanders (D-VT), introduced a bill in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025. At this time, it remains unclear how a new administration will address hydraulic fracturing. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions, delays or curtailments in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.
Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Colorado and North Dakota among others have adopted regulations that impose new or more stringent permitting, disclosure, disposal, and well construction requirements on hydraulic fracturing operations. States could also elect to place prohibitions on hydraulic fracturing following the approach taken by the States of Maryland, New York and Vermont. Local land use restrictions, such as city ordinances, may also restrict drilling in general and/or hydraulic fracturing in particular.
Additionally, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would revise either statutory law or the state constitution in a manner that would effectively prohibit or make such exploration and production activities in the state more difficult or expensive in the future. For example, in each of the November 2014, 2016 and 2018 general election cycles, ballot initiatives have been pursued, with the 2018 initiative making the November 2018 ballot, seeking to increase setback distances between new oil and natural gas development and specific occupied structures and/or certain environmentally sensitive or recreational areas that, if adopted, may have had significant adverse impacts on new oil and natural gas developments in the state. However, in each election cycle thus far, the ballot initiative either did not secure a place on the general ballot or, as was the case in November 2018, was defeated. More recently, despite Colorado’s adoption of SB 181 during 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development In the event that ballot initiatives or other regulatory programs arising out of protests or opposition by non-governmental organizations are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we or our customers conduct operations, whether in Colorado or in another state, we may incur significant costs to comply with such requirements or our customers may experience restrictions, delays or curtailments in the permitting or pursuit of exploration, development, or production activities, which could reduce demand for our services. Such compliance costs or reduced demand for our services could have a material adverse effect on our business, prospects, results of operations, financial conditions, and liquidity.
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
Colorado SB 181 may have a material adverse impact on new oil and gas development in the state and materially reduce the demand for our hydraulic fracturing services in the state.
On April 16, 2019, Governor Jared Polis signed Colorado SB 181, also known as “Protect Public Welfare Oil and Gas Operations” into law. SB 181 has been referred to as an “energy overhaul bill” and includes sweeping oil and gas reform legislation that revises the mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) from fostering oil and natural gas development to regulating oil and natural gas development in a reasonable manner to protect and minimize adverse impacts to public health, safety, and welfare, the environment and wildlife resources, which fundamental change increases industry regulation in the State of Colorado. Although it is still unclear how SB 181 will be practically applied, pursuant to its text, SB 181 gives localities, such as cities and counties, the authority to regulate the oil and gas development in their area as they do other development to the extent necessary and reasonable to protect public health, safety, welfare and the environment and specifies that local governments have the authority to establish requirements that are more stringent than the state requirements for the industry. This newer increased authority provides local governments with the power to establish stringent setback distances for oil and gas facilities; impose fines for leaks, spills and emissions; and impose fees on operators to cover the reasonably foreseeable direct and indirect costs of permitting and regulation and the costs of any monitoring and inspection program necessary to address the impacts of development. SB 181 also repeals an exemption for oil and gas production from local governments’ authority to regulate noise. Furthermore, SB 181 restructures the Colorado Oil and Gas Conservation Commission (“COGCC”) by reducing the number of oil and gas industry members currently sitting on the COGCC from three members to one and directs the COGCC to revisit its existing rules to consider stricter requirements including pipeline inspection, emissions from pneumatic tools, leak detection and repair, and continuous methane monitoring. Since coming into effect, SB 181 has resulted in more stringent local monitoring of oil and gas operations in certain counties within Colorado in which our customers operate. Passage of this legislation could lead to delays in the state in issuing new drilling permits while the COGCC codifies the new law or reassesses its existing rules. The change in mission of the COGCC requires realignment and reform of the agency’s rules. The COGCC has commenced the process for evaluating the revision of its rules, which may include, among other things, the filing of emergency and tactical response plans upon permit filing, requiring takeaway capacity to minimize flaring, improving mechanical integrity testing requirements, reforming spill reporting, using cumulative impacts in permit review and implementing of cumulative impact noise, odor and other nuisance rules. Public hearings on rulemaking changes are currently expected to begin during the second quarter of 2020. Given the passing of SB 181, our customers in the state, from whom we currently derive a significant portion of our consolidated revenue, may experience material curtailment in the permitting of new exploration, development, or production activities or incur additional fines and increased costs. Any such curtailment or added costs may materially reduce the demand for our hydraulic fracturing services in the state and could have a material adverse effect on our business and results of operations.
Changes in transportation regulations may increase our costs and negatively impact our results of operations.
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our equipment transportation operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and requiring onboard electronic logging devices or limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Additionally, we rely on third parties to provide trucking services, including hauling proppant to our customer work sites, and these third parties may fail to comply with various transportation regulations, resulting in our inability to use such third party providers. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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
Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. Moreover, accidental releases or spills may occur in the course of our operations or at facilities where our wastes are taken for reclamation or disposal, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for injuries to persons or damages to properties or natural resources. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be significant and have a material adverse effect on our liquidity, consolidated results of operations and financial condition.
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement with respect to environmental matters could restrict, delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities. For example, in 2015 the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA issued area designations with respect to ground-level ozone and issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customer’s equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs. In another example, in response to a federal consent decree issued in 2016, the EPA was required during 2019 to determine whether certain Subtitle D criteria regulations required revision in a manner that could result in oil and natural gas wastes being regulated as RCRA hazardous wastes. In April 2019, the EPA made a determination that such revision of the regulations was unnecessary. Any future loss of the RCRA exclusion, whereby certain oil and natural gas exploration and production wastes such as drilling fluids, produced waters and related wastes are regulated as hazardous wastes could result in an increase in our, as well as the oil and natural gas industry’s, costs to manage and dispose of generated wastes, which could have a material adverse effect on the industry as well as on our business. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.
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
In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracture sand, may have the effect of discouraging our customers’ use of our hydraulic fracture sand. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry. Furthermore, we may incur additional costs with respect to purchasing specialized equipment designed to reduce exposure to crystalline silica in connection with our operations or invest capital in new equipment.
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
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from exploration and production activities. Applicable laws, including the CWA, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. In 2015, the EPA and the Corps under the Obama Administration released a final rule outlining their position on the federal jurisdictional reach over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining the CWA’s jurisdiction over waters of the United States, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, we or our customers could incur increased costs and our customers could incur delays or cancellations in permitting or projects, which could reduce demand for our products and services.
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
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our hydraulic fracturing services.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas E&P companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy re could result in the restriction, delay, or cancellation of drilling programs or development of production activities.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, litigation, and financial risks may result in our customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our products and services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.
Our current and future indebtedness could adversely affect our financial condition.
As of February 21, 2020, we had $110.0 million outstanding under our Term Loan Facility and no borrowings outstanding under our ABL Facility (defined herein) with a borrowing base of $194.3 million, except for a letter of credit in the amount of $0.3 million. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.”
Moreover, subject to the limits contained in our ABL Facility and Term Loan Facility (collectively, the “Credit Facilities”), we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:
•covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;
•we may be competitively disadvantaged to our competitors that are less leveraged or have greater access to capital resources; and
•we may be more vulnerable to adverse economic and industry conditions.
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
The ESA and MBTA and other restrictions intended to protect certain species of wildlife govern our and our oil and natural gas producing customers’ operations and additional restrictions may be imposed in the future, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.
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
Moreover, the FWS may make determinations on the listing of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in more fulsome protections for non-protected or lesser-protected species. For example, in 2015, the FWS decided to list the northern long-eared bat, whose range covers more than two-thirds of the states in the eastern and north-central regions of the U.S., as threatened rather than the more protective designation, endangered. However, a federal court decision issued in January 2020 found that the FWS failed to conduct a sufficient analysis that could have resulted in the bat being declared as endangered and the court remanded the listing decision to the FWS for a new determination on the species’ status. The designation of previously unidentified endangered or threatened species or the re-designation of under protected species could indirectly cause us to incur additional costs, cause our or our oil and natural gas producing customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.
We may have difficulty managing growth of our business, which could adversely affect our financial condition and results of operations.
Growth of our business could place a significant strain on our financial, technical, operational and management resources. As we continue to expand the scope of our activities and our geographic coverage through organic growth, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, financial condition, results of operations and our ability to successfully or timely execute our business plan.
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
We have completed and may, in the future, pursue asset acquisitions or acquisitions of businesses. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount time and resources. Our failure to incorporate acquired assets, personnel or businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Such events could also mean an acquisition that we expected to be accretive is not accretive and, in extreme cases, is detrimental to our financial condition or results of operations.
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
Seasonal weather conditions, natural disasters, public health crises, and other catastrophic events outside of our control could severely disrupt normal operations and harm our business.
Our operations are located in different regions of the United States. Some of these areas, including the DJ Basin, Powder River Basin and Williston Basin, are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crises, such as the coronavirus, or other similar catastrophic event outside of our control, our business and results of operations could suffer.
If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.
We do not have patents or patent applications relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot ensure that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.
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
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. In addition, we recently implemented new enterprise resource planning software (“ERP”) and it is possible that such ERP software may not perform as intended. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability.
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
We have entered into a significant number of transactions with related parties and expect to continue to engage in transactions with related parties in the future. Related party transactions create the possibility of conflicts of interest with regard to our management, including that:
•we may enter into contracts between us, on the one hand, and related parties, on the other, that are not the result of arm’s-length transactions;
•our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and
•our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.
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
Due to the significant increase in our capacity, our movement into new basins and our acquisitions, comparisons of our current and future operating results with prior periods are difficult. As a result, our limited historical financial performance as the owner of the acquired assets may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, as a result of the volatility in the demand for well services and our future implementation of new business initiatives and strategies, our historical results of operations are not necessarily indicative of our ongoing operations and the operating results to be expected in the future.
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
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. During 2019, we evaluated our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission and concluded our internal control over financial reporting was effective as of December 31, 2019. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud, safeguard our assets and operate successfully as a public company. Any failure to implement required controls, or difficulties encountered in implementing new or improved controls, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock.
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
The following factors could affect our stock price:
•quarterly variations in our financial and operating results;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;

•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•the failure of specific research analysts to cover our Class A Common Stock;
•sales of our Class A Common Stock by us or other stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions, including fluctuations in commodity prices;
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any risks described under this “Risk Factors” section.
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
The Principal Stockholders collectively hold a significant amount of the voting power of our Common Stock and continue to have influence over us.
As of July 11, 2019, Riverstone/Carlyle Energy Partners IV, L.P., R/C IV Liberty Holdings, L.P. and R/C Energy IV Direct Partnership, L.P. (collectively “Riverstone”) and certain of the Legacy Owners (with Riverstone, collectively, the “Principal Stockholders”) no longer controlled a majority of our outstanding Common Stock. As a result, we ceased being a “controlled company” within the meaning of the NYSE rules. Even though the Principal Stockholders no longer control a majority of our Common Stock, the Principal Stockholders continue to have significant influence over us with respect to matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions due to their significant voting power and right to designate nominees to Liberty Inc.’s board of directors (the “Board”). The interests of the Principal Stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
For example, the Principal Stockholders may have different tax positions from us, especially in light of the TRAs, that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the TRAs and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration the Principal Stockholders tax position or other considerations which may differ from the considerations of us or our other stockholders. For further details of the TRAs, see Note 10—Income Taxes to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Furthermore, in connection with the IPO and separately in July 2019, we entered into stockholders’ agreements with the Principal Stockholders and certain Riverstone affiliates, respectively. The stockholders’ agreements provide Riverstone with the right to designate a certain number of nominees to our Board so long as Riverstone and its affiliates collectively beneficially own at least 10% of the outstanding shares of our Class A Common Stock. In addition, the stockholders’ agreements provides Riverstone the right to approve certain material transactions so long as Riverstone and its affiliates own at least 20% of the outstanding shares of our Class A Common Stock. The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the Principal Stockholders concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

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
Our governing documents provide that Riverstone and its respective affiliates (including portfolio investments of Riverstone and its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:
•permits Riverstone and its respective affiliates to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•provides that if Riverstone or its respective affiliates, or any employee, partner, member, manager, officer or director of Riverstone or its respective affiliates who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they have no duty to communicate or offer that opportunity to us.
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
Our amended and restated certificate of incorporation authorizes the Board to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If the Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:
•division of the Board into three classes of directors, with each class serving staggered three-year terms;
•subject to the terms of our stockholders’ agreements, all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;

•permitting special meetings of our stockholders to be called only by our Chief Executive Officer, the chairman of the Board and the Board pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;
•subject to the rights of the holders of shares of any series of our preferred stock and the terms of our stockholders’ agreements, requiring the affirmative vote of the holders of at least 66 2⁄3% in voting power of all then outstanding Common Stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;
•prohibiting cumulative voting in the election of directors;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the Board to be acted upon at meetings of stockholders; and
•providing that the Board is expressly authorized to adopt, or to alter or repeal our bylaws.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons.The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws. If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
If a substantial number of shares of Class A Common Stock becomes available for sale and are sold in a short period of time, the market price of our Class A Common Stock could decline and our stockholders may be diluted.
If our Principal Stockholders sell substantial amounts of our Class A Common Stock in the public market, the market price of our Class A Common Stock could decrease. The perception in the public market that our Principal Stockholders might sell shares of our Class A Common Stock could also create a perceived overhang and depress our market price. Our Legacy Owners, which includes the Principal Stockholders, hold Liberty LLC Units and shares of our Class B Common Stock which were exchangeable for an additional 30,638,960 shares of Class A Common Stock as of December 31, 2019. In addition, our Principal Stockholders, have substantial demand and incidental registration rights for their shares.

Future sales or issuances of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock in subsequent public offerings. We may also issue additional shares of Class A Common Stock or convertible securities. At February 21, 2020, we had 81,920,347 shares of Class A Common Stock issued and outstanding. The Liberty Unit Holders are party to a registration rights agreement, which requires us to effect the registration of any shares of Class A Common Stock that they receive in exchange for their Liberty LLC Units in certain circumstances.
We have 12,580,935 shares of our Class A Common Stock authorized for issuance under our long term incentive plan, including up to 2,393,089 shares reserved for issuance upon the vesting of granted but unvested restricted and performance units. Subject to the satisfaction of vesting conditions and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction.
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
The term of each of the TRAs continues until all tax benefits that are subject to such TRAs have been utilized or expired, unless Liberty Inc. experiences a change of control (as defined in the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs are terminated early (at Liberty Inc.’s election or as a result of its breach), and Liberty Inc. makes the termination payments specified in such TRAs. In addition, payments Liberty Inc. makes under the TRAs will be increased by any interest earned from the due date (without extensions) of the corresponding tax return. Payments under the TRAs commenced in 2020 and so long as the TRAs are not terminated, are anticipated to continue for 15 years after the date of the last redemption of the Liberty LLC Units.
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
The payments under the TRAs will not be conditioned upon a holder of rights under each of the TRAs having a continued ownership interest in Liberty Inc. or Liberty LLC. For further details of the TRAs, see Note 10—Income Taxes to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
If Liberty Inc. experiences a change of control (as defined under the TRAs) or the TRAs otherwise terminate early, Liberty Inc.’s obligations under the TRAs could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if the TRAs were terminated at December 31, 2019, the estimated termination payments would, in the aggregate, be approximately $79.0 million (calculated using a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points, applied against an estimated undiscounted liability of $104.0 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRAs.
For further details of the TRAs, see Note 10—Income Taxes to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
In the event that Liberty Inc.’s payment obligations under the TRAs are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.
If Liberty Inc. experiences a change of control (as defined under the TRAs, which includes certain mergers, asset sales and other forms of business combinations), Liberty Inc. would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the TRAs will not be conditioned upon the TRA Holders’ having a continued interest in Liberty Inc. or Liberty LLC. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock. Please read “Risk Factors—Risks Related to our Class A Common Stock—In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits Liberty Inc. realizes, if any, in respect of the tax attributes subject to the TRAs” and Note 10—Income Taxes to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On January 17, 2018, we consummated an initial public offering of our Class A Common Stock at a price of $17.00 per share. Our Class A Common Stock is traded on the NYSE under the symbol “LBRT.” Prior to that time, there was no public market for our Class A Common Stock. There is no public market for our Class B Common Stock.
Holders of our Common Stock
As of February 21, 2020, there were 39 stockholders of record of our Class A Common Stock and 10 stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March, June, September and December 20, 2019 to shareholders of record as of March, June, September and December 6, 2019, respectively. The declaration of dividends is subject to approval by the Board and to the Board’s continuing determination that such declaration of dividends is in the best interests of the Company and its stockholders. Future dividends may be adjusted at the Board’s discretion based on market conditions and capital availability. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K.
Purchase of Equity Securities By the Issuer and Affiliated Purchasers
On September 10, 2018 the Board authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Board authorized an additional $100.0 million under the share repurchase plan through January 31, 2021. During the year ended December 31, 2019, Liberty LLC redeemed and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The share repurchase plan authorized on September 10, 2018 was completed in January 2019. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). For further details of this related party transaction, see Note 12—Related Party Transactions to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As of December 31, 2019, $98.7 million remains authorized for future repurchases of Class A Common Stock under the share repurchase program.
We did not purchase any shares of our Class A Common Stock during the three months ended December 31, 2019.

Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since January 12, 2018, the first day on which shares of our Common Stock issued in our IPO commenced trading on the NYSE and each fiscal quarter thereafter through December 31, 2019. The graph assumes that $100 was invested in our Class A Common Stock in each index on January 12, 2018 and that any dividends were reinvested. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	For Year Ended 2018					For Year Ended 2019
	January 12,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Liberty Oilfield Services, Inc.	$100.00	$77.66	$86.07	$99.40	$59.91	$71.43	$75.33	$50.65	$52.24
Standard & Poor’s 500 ® Index	100.00	94.78	97.56	104.58	89.97	101.73	105.58	106.84	115.95
Philadelphia Oil Service Index	100.00	82.65	94.34	91.05	49.10	57.70	49.55	39.90	47.69

Item 6. Selected Consolidated Financial Data
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

	Years Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share and fleet data)
Statement of Operations Data:
Revenue:
Revenue	$1,972,073	$2,132,032	$1,465,133	$356,890	$384,330
Revenue—related parties	18,273	23,104	24,722	17,883	71,074
Total revenue	1,990,346	2,155,136	1,489,855	374,773	455,404
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,621,180	1,628,753	1,147,008	354,729	393,340
General and administrative	97,589	99,052	80,089	35,789	28,765
Depreciation and amortization	165,379	125,110	81,473	41,362	36,436
(Gain) loss on disposal of assets	2,601	(4,342)	148	(2,673)	423
Total operating costs and expenses	1,886,749	1,848,573	1,308,718	429,207	458,964
Operating income (loss)	103,597	306,563	181,137	(54,434)	(3,560)
Other expense:
Interest expense, net of interest income	16,502	17,145	11,875	6,126	5,501
Interest (income) expense—related party	(1,821)	—	761	—	—
Total interest expense	14,681	17,145	12,636	6,126	5,501
Net income (loss) before income taxes	88,916	289,418	168,501	(60,560)	(9,061)
Income tax expense	14,052	40,385	—	—	—
Net income (loss)	74,864	249,033	168,501	(60,560)	(9,061)
Less: Net income (loss) attributable to Predecessor, prior to Corporate Reorganization	—	8,705	168,501	(60,560)	(9,061)
Less: Net income attributable to non-controlling interests	35,861	113,979	—	—	—
Net income attributable to Liberty Oilfield Services Inc. stockholders	$39,003	$126,349	$—	$—	$—
Net Income Per Share Data (1):
Net income attributable to Liberty Oilfield Services Inc. stockholders per common share
Basic	$0.54	$1.84
Diluted	$0.53	$1.81
Weighted average common shares outstanding
Basic	72,334	68,838
Diluted (2)	105,256	117,838
Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$261,100	$351,258	$195,109	$(40,708)	$6,119
Cash flows used in investing activities	194,347	255,492	310,043	96,351	38,492
Cash flows (used in) provided by financing activities	(57,375)	(8,775)	119,771	148,543	21,485
Other Financial Data:
Capital expenditures	$195,173	$258,835	$311,794	$102,428	$38,492
EBITDA (3)	$268,976	$431,673	$262,610	$(13,072)	$32,876
Adjusted EBITDA (3)	$277,149	$438,234	$280,728	$(5,588)	$41,213
Total Fleets at beginning of period (4)	22	19	10	6	5
Total Fleets at end of period (4)	23	22	19	10	6
Average Active Fleets (5)	22.8	21.3	15.1	7.4	5.9
Adjusted EBITDA per Average Active Fleet (6)	$12,156	$20,574	$18,591	$(755)	$6,985
Balance Sheet Data (at end of period):
Total assets	$1,283,429	$1,116,501	$852,103	$451,845	$296,971
Long-term debt (including current portion)	106,140	106,524	196,357	103,805	110,232
Total liabilities	501,937	375,687	416,851	222,873	162,920
Redeemable common units (7)	—	—	42,486	—	—
Total equity or member equity	781,492	740,814	392,766	228,972	134,051
Cash dividends declared per share of Class A Common Stock	$0.20	$0.10

(1)Net Income Per Share Data above reflects the net income to Class A Common Stock and net income per share for the period indicated based on a weighted average number of Class A Common Stock outstanding for period subsequent to the Corporate Reorganization on January 17, 2018.
(2)In accordance with GAAP, diluted weighted average common shares outstanding for the year ended December 31, 2019, excludes the weighted average shares of Class B Common Stock (9,057) exchanged during the period (share counts presented in 000’s).
(3)EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation of each to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Comparison of Non-GAAP Financial Measures.”
(4)Total Fleets represents the number of deployed and active fleets as of the designated date.
(5)Average Active Fleets is calculated as the daily average of the active fleets for the period presented.
(6)Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA for the period divided by the Average Active Fleets, as defined above.
(7)The redeemable common units were deemed extinguished and satisfied in full in the Corporate Reorganization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our audited consolidated and combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Reporting on Form 10-K under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. For discussion of year ended December 31, 2017, as well as the year ended 2018 compared to the year ended December 31, 2017, refer to Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K.
Overview
We are an independent provider of hydraulic fracturing services and goods to onshore oil and natural gas E&P companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 24 active fleets in February 2020. We added one fleet during the year ended December 31, 2019 and one one fleet in January 2020. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin and the Powder River Basin.
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
Recent Trends and Outlook
Demand for hydraulic fracturing services and goods is predominantly influenced by the level of drilling and completion activity by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves, the availability of capital to E&P companies, and takeaway capacity in each basin. More specifically, demand for hydraulic fracturing services is driven by the completion of hydraulic fracturing stages in unconventional wells, which, in turn, is driven by several factors including rig count, well count, service intensity and the timing and style of well completions. Additionally, pricing for hydraulic fracturing services is impacted by the demand factors described above, as well as by the supply of actively marketed and staffed hydraulic fracturing fleets.
The price of WTI in 2019 decreased from 2018. The price of WTI averaged $56.98, $65.23, and $50.80 during 2019, 2018, and 2017, respectively. According to a report by Baker Hughes, a GE company (“Baker Hughes”), the horizontal rig count in North America averaged 826, 900, and 737 during 2019, 2018 and 2017, respectively.
During 2019 and 2018, E&P companies have increasingly come under investor pressure for better returns than those achieved over the last decade. As a result, debt and equity capital markets, which previously funded drilling and completions activity beyond E&P companies’ operating cash flow, tightened, causing an increased level of capital discipline that has resulted in a lower level of drilling and completions expenditures. 2019 E&P capital expenditures were lower than those in 2018 and 2020 E&P capital expenditures are expected to be less than 2019.
The pricing dynamic entering into 2020 is challenging. Total industry horizontal frac stages in North America were up marginally in 2019, 6% from 2018, compared to a 34% increase in 2018 from 2017, according to Coras Research, LLC (“Coras”). However, efficiency gains across the industry have raised the number of frac stages completed by each fleet, which implies a decrease in the active frac fleets needed to meet demand. The slowing pace of frac activity led to progressively lower demand for frac fleets through the second half of 2019, resulting in pricing pressure on our services. The substantial oversupply of frac equipment in the second half of 2019 was the pricing backdrop for 2020 dedicated fleet negotiations.

Although we are seeing reductions in the supply of staffed frac fleets in the market and announcements of permanent retirement of older equipment, there continues to be an oversupply of frac fleets in the market which is holding down pricing. As such, while we cannot predict with any certainty when pricing of our frac services will increase, we would not expect pricing to improve until the supply of actively staffed frac equipment better balances with the demand. Until pricing improves, we expect that increased profitability will have to come from technology, increased efficiency and enhanced processes.
Although there is uncertainty in the market about the level of customers’ drilling and completion activity in 2020, we expect demand for Liberty’s high-efficiency frac fleets to remain strong during 2020 due to the diversity of Liberty’s operating footprint, conversations with our customers and other factors and, as a result, we chose to activate our 24th frac fleet earlier this year as part of growing our business with larger customers to support their long-term development programs. Based on our current visibility into our customers’ plans for 2020, we believe this level of demand is likely to continue through the year.
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
Improved drilling economics from horizontal drilling and greater rig efficiencies. Unconventional resources are increasingly being targeted through the use of horizontal drilling. According to Baker Hughes, as reported on January 10, 2020, horizontal rigs accounted for approximately 89% of all rigs drilling in the United States, up from 74% as of December 31, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully-assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. At the same time, E&P companies are shifting their development plans to incorporate multi-well pad development, which allows them to drill multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Coras, has dropped from 28 days in 2014 to 20 days in 2019.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of stages has also increased. From 2012 to 2019, the average stages per horizontal well have increased from 23 stages per well to 40 stages per well, according to Liberty FracTrends evaluation of wells in 12 liquid rich formations. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Coras, from six million pounds per well in 2014 to over 14 million pounds per well in 2019.
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
How We Generate Revenue
We currently generate revenue through the provision of hydraulic fracturing services and goods. These services and goods are performed under a variety of contract structures, primarily MSAs as supplemented by statements of work, pricing agreements and specific quotes. A portion of our statements of work, under MSAs, include provisions that establish pricing arrangements for a period of up to one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer.

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
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
•Revenue;
•Operating Income;
•EBITDA;
•Adjusted EBITDA;
•Annualized Adjusted EBITDA per Average Active Fleet;
•Net Income Before Taxes; and
•Earnings per Share.
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

Results of Operations
Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

	Years Ended December 31,
Description	2019	2018	Change
	(in thousands)
Revenue	$1,990,346	$2,155,136	$(164,790)
Cost of services, excluding depreciation and amortization shown separately	1,621,180	1,628,753	(7,573)
General and administrative	97,589	99,052	(1,463)
Depreciation and amortization	165,379	125,110	40,269
Loss (gain) on disposal of assets	2,601	(4,342)	6,943
Operating income	103,597	306,563	(202,966)
Interest expense, net	14,681	17,145	(2,464)
Net income before taxes	88,916	289,418	(200,502)
Income tax expense	14,052	40,385	(26,333)
Net income	74,864	249,033	(174,169)
Less: Net income attributable to Predecessor, prior to the Corporate Reorganization	—	8,705	(8,705)
Less: Net income attributable to non-controlling interests	35,861	113,979	(78,118)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$39,003	$126,349	$(87,346)
Revenue
Our revenue decreased $164.8 million, or 7.6%, to $2.0 billion for the year ended December 31, 2019 compared to $2.2 billion for the year ended December 31, 2018. The overall decrease was due to a 13.7% decrease in revenue per average active fleet offset by a 7.0% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $87.3 million for the year ended December 31, 2019 as compared to approximately $101.2 million for the year ended December 31, 2018, based on 22.8 and 21.3 average active fleets during those respective periods. The decrease in revenue per active fleet was due to decreases in market prices for fracturing services compared to the prior year.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $7.6 million, or 0.5%, to $1.6 billion for the year ended December 31, 2019 compared to $1.6 billion for the year ended December 31, 2018. The lower expense is primarily due to a $78.2 million decrease in materials for the year ended December 31, 2019 compared to the same period in 2018. While material volumes increased significantly during 2019 as compared to 2018, unit prices have come down with the increased use of lower cost local sand. The decrease in costs were partially offset by higher repairs and maintenance costs which increased by $31.1 million as well as increased personnel costs of approximately $30.6 million compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses decreased by $1.5 million, or 1.5%, to $97.6 million for the year ended December 31, 2019 compared to $99.1 million for the year ended December 31, 2018. This decrease is primarily attributed to a decrease in start up costs of approximately $5.5 million, partially offset by an increase of approximately $4.9 million in non cash stock based compensation expense attributable to the Company's second year of restricted stock unit grants under its Long Term Incentive Plan.
Depreciation and Amortization
Depreciation and amortization expense increased $40.3 million, or 32.2%, to $165.4 million for the year ended December 31, 2019 compared to $125.1 million for the year ended December 31, 2018, primarily due to three additional hydraulic fracturing fleets deployed during 2018 that were in service for all of 2019, as well as one additional fleet deployed during the year ended December 31, 2019.
Loss (Gain) on Disposal of Assets
Loss (gain) on disposal of assets in 2019 decreased $6.9 million to a loss of $2.6 million for the year ended December 31, 2019 compared to a gain of $4.3 million for the year ended December 31, 2018. The decrease is primarily due to a gain recognized during the year ended December 31, 2018 on insurance proceeds received in excess of losses incurred for damaged equipment resulting from an accidental fire in November 2018.

Operating Income
We realized operating income of $103.6 million for the year ended December 31, 2019 compared to operating income of $306.6 million for the year ended December 31, 2018, primarily due to a decrease in revenue related to a decrease in demand for our services in conjunction with a decrease in market prices as well as an increase in depreciation and amortization costs related to additional fleets deployed during 2019 and 2018.
Interest Expense, net
The decrease in interest expense, net of $2.5 million, or 14.4%, to $14.7 million during the year ended December 31, 2019 compared to $17.1 million during the year ended December 31, 2018, was primarily due to an increase of approximately $2.4 million from higher interest income primarily driven by an agreement entered into with Liberty Resources in 2019 for a note receivable as well as interest income earned on short term cash investments. For further details of this related party transaction, see Note 12—Related Party Transactions to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Net Income Before Taxes
We realized net income before taxes of $88.9 million for the year ended December 31, 2019 compared to net income of $289.4 million for the year ended December 31, 2018. The decrease in net income before taxes is primarily attributable to a decrease in market prices for our services related to oversupply of North American hydraulic fracturing fleets for the year ended December 31, 2019.
Income Tax Expense
As a pass-through entity prior to the IPO, the Predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. Subsequent to the IPO, the pre-tax net income attributable to the Company is taxed at a combined U.S. federal and state tax rate of approximately 23.0%, while no tax is provided for the income attributable to the non-controlling interests, which remains pass-through income attributable to the holders of non-controlling interests. We recognized $14.1 million of tax expense in the year ended December 31, 2019, an effective rate of 15.8%, compared to $40.4 million recognized during the year ended December 31, 2018, an effective rate of 14.0%. This decrease in income tax expense is mainly attributable to the net decrease in operating income, the components of which are discussed above.
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
Our Board, management, investors and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2019	2018	Change
	(in thousands)
Net income	$74,864	$249,033	$(174,169)
Depreciation and amortization	165,379	125,110	40,269
Interest expense, net	14,681	17,145	(2,464)
Income tax expense	14,052	40,385	(26,333)
EBITDA	$268,976	$431,673	$(162,697)
Fleet start-up costs	4,519	10,069	(5,550)
Asset acquisition costs	—	632	(632)
(Gain) loss on disposal of assets	2,601	(4,342)	6,943
Bad debt reserve	1,053	—	1,053
Advisory services fees	—	202	(202)
Adjusted EBITDA	$277,149	$438,234	$(161,085)
EBITDA was $269.0 million for the year ended December 31, 2019 compared to $431.7 million for the year ended December 31, 2018. Adjusted EBITDA was $277.1 million for the year ended December 31, 2019 compared to $438.2 million for the year ended December 31, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from the decreased revenue and other factors described above under the captions Revenue, Cost of Services, General and Administrative Expenses and Depreciation and Amortization for Year Ended December 31, 2019, Compared to Year Ended December 31, 2018.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations and available borrowings under our Credit Facilities. We may incur additional indebtedness or issue equity in order to fund growth opportunities that we pursue via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $9.4 million to $112.7 million as of December 31, 2019 compared to $103.3 million as of December 31, 2018. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$261,100	$351,258	$(90,158)
Net cash used in investing activities	(194,347)	(255,492)	61,145
Net cash used in financing activities	(57,375)	(8,775)	(48,600)
Net increase in cash and cash equivalents	$9,378	$86,991	$(77,613)
Analysis of Cash Flow Changes Between the Years Ended December 31, 2019 and December 31, 2018
Operating Activities. Net cash provided by operating activities was $261.1 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $351.3 million for the year ended December 31, 2018. The $90.2 million decrease in cash from operating activities was primarily attributable to a $164.8 million decrease in revenues, offset by an increase of $24.9 million from changes in working capital between periods, and to a lesser extent by lower cash taxes, costs of goods sold, and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $194.3 million for the year ended December 31, 2019, compared to $255.5 million for the year ended December 31, 2018. The $61.1 million decrease in net cash used in investing activities was primarily due to fewer hydraulic frac fleets deployed during 2019 than were deployed during 2018.
Financing Activities. Net cash used in financing activities was $57.4 million for the year ended December 31, 2019, compared to net cash used in financing activities of $8.8 million for the year ended December 31, 2018. The $48.6 million increase in cash used in financing activities was primarily due to cash provided by financing activities in 2018 from the IPO and Corporate Reorganization offset by increased repayments under the Credit Facilities and increased share repurchases in 2018 compared to 2019. During 2018, $200.2 million of net proceeds were raised from the IPO and Corporate Reorganization. Share repurchases were $82.9 million in 2018 compared to $18.4 million in 2019. Repayments of borrowings under the Credit Facilities were $92.8 million in 2018 compared to $1.8 million in 2019. Quarterly dividends and distributions were $11.6 million in 2018 compared to $22.5 million in 2019. Payments on finance lease obligations were zero in 2018 compared to $12.1 million in 2019. Other distributions and advances to non-controlling interest holders were $21.3 million in 2018 compared to de minimis amounts in 2019.
Debt Agreements
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2019, the borrowing base was calculated to be $171.1 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $170.8 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation (“R/C IV”) and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $110.0 million remained outstanding as of December 31, 2019. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.4% as of December 31, 2019. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV, as parent guarantors.
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
The Credit Facilities are not subject to financial covenants unless liquidity, as defined in the respective credit agreements, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement governing the ABL Facility, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days. The Company was in compliance with these covenants as of December 31, 2019.

Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2019.

		Payments Due by Period
		($ in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
ABL Facility(1)	$—	$—	$—	$—	$—
Term Loan Facility(1)	109,966	1,750	108,216	—	—
Estimated interest payments(2)	28,024	10,473	17,551	—	—
Operating lease obligations(3)	63,235	18,262	20,945	8,011	16,017
Finance lease obligations(4)	51,168	26,407	24,761	—	—
Purchase commitments(5)	525,507	349,096	157,408	19,003	—
Obligations under the TRAs(6)	50,302	1,821	20,470	8,111	19,900
Total	$828,202	$407,809	$349,351	$35,125	$35,917

(1)Payments on our ABL Facility and Term Loan Facility exclude interest payments. Payments are based on debt balances as of December 31, 2019.
(2)Estimated interest payments are based on debt balances as of December 31, 2019. Interest rates applied are based on the weighted average rate as of December 31, 2019.
(3)Operating lease obligations include payments for leased facilities, equipment and vehicles.
(4)Finance lease obligations include payments for leased vehicles.
(5)Purchase commitments represent payments under supply agreements for the purchase and transportation of proppants. Some of the agreements include minimum monthly purchase commitments, including agreements under which a shortfall fee may be applied. The shortfall fee may be offset by purchases in excess of the minimum requirement during future periods, as allowed for by each agreement.
(6)The timing and amount(s) of the aggregate payments due under the TRAs may vary based on a number of factors, including the timing and amount of the taxable income we generate each year and the tax rate then applicable.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each of the TRA Holders, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right of each Liberty Unit Holder (the “Redemption Right”), subject to certain limitations, to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (A) shares of our Class A Common Stock at the specific redemption ratio or (B) an equivalent amount of cash, or, upon the exercise of the Redemption Right, the right of Liberty Inc. (instead of Liberty LLC) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder (the “Call Right”) for, at its election, (1) one share of Class A Common Stock or (2) an equivalent amount of cash, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
With respect to obligations the Company expects to incur under the TRAs (except in cases where the Company elects to terminate the TRAs early, the TRAs are terminated early due to certain mergers, asset sales, or other changes of control or the Company has available cash but fails to make payments when due), generally the Company may elect to defer payments due under the TRAs if the Company does not have available cash to satisfy its payment obligations under the TRAs or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the TRAs generally will accrue interest. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRAs. The Company accounts for amounts payable under the TRAs in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies.
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

Income Taxes
Following the IPO, the Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. As a result of the IPO and Corporate Reorganization, the Company recorded deferred tax assets and liabilities for the difference between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for tax attributes contributed to the Company as part of the reorganization. Deferred tax liabilities of $29.3 million were recorded relating to the Liberty LLC Units acquired through the Corporate Reorganization.
The effective combined U.S. federal and state income tax rate applicable to the Company for the year ended December 31, 2019 and 2018 was 15.8% and 14.0%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through income for federal, state and local income tax reporting. The Company recognized income tax expense of $14.1 million and $40.4 million for the year ended December 31, 2019 and 2018, respectively.
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
Revenue Recognition: Revenue from hydraulic fracturing services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract changes, our revenue and / or costs under that contract may change. In connection with ASC Topic 842, the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and service component for certain of the Company’s service contracts when the service component is the predominant component and continues to account for the combined component under ASC Topic 606, Revenue from Contracts with Customers.
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
Impairment of long-lived and other intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. No events or changes in circumstances occurred that would indicate a potential impairment of property and equipment as of December 31, 2019 and 2018. No impairment was recognized during the years ended December 31, 2019, 2018 and 2017.
Leases: The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases ASC Topic 842 effective January 1, 2019. We elected the modified retrospective transition method under ASC Topic 842 and as such information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840). We carried forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than 12 months in the lease assets and liabilities. For leases entered into after January 1, 2019, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.
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
Share Repurchases: The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
Recent Accounting Pronouncements
See Note 2—Significant Accounting Policies—Recently Issued Accounting Standards to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of December 31, 2019, except for purchase commitments under supply agreements as disclosed above under “—Contractual Obligations.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Industry Risk
The demand, pricing and terms for hydraulic fracturing services and related goods provided by us are largely dependent upon the level of drilling activity in the U.S. oil and natural gas industry, as well as the available supply of hydraulic fracturing equipment. These activity levels are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; supply of actively marketed and staffed fracturing fleets; available rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of E&P companies to raise equity capital and debt financing; and merger and divestiture activity among E&P companies.
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
Interest Rate Risk
At December 31, 2019, we had $110.0 million of debt outstanding, with a weighted average interest rate of 9.4%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Commodity Price Risk
Our material and fuel purchases expose us to commodity price risk. Material costs primarily include inventory consumed while performing hydraulic fracturing services. Fuel costs consist of diesel fuel used by trucks and other motorized equipment used for hydraulic fracturing services. At times, we have been able to pass along price increases for material costs and fuel costs to customers and conversely have been required to pass along price decreases for material costs to our customers, depending on market conditions. Further, we have purchase commitments with certain vendors to supply proppant inventory used in our operations at a fixed purchase price, including certain commitments which include minimum purchase obligations. Refer to Note 13, “Commitments and Contingencies” included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding purchase commitments.

Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report on Form 10-K beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page F-1 for Management’s Report on Internal Control Over Financial Reporting and page F-4 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation” and “CEO Pay Ratio.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, under the caption “Proposal 2 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
Refer to Index to Financial Statements on page 63.
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

4.2	Stockholders Agreement, dated as of July 23, 2019, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P. and R/C Energy IV Direct Partnership, L.P. (9)

4.3	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. *

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (2)

10.4	Registration Rights Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc. and the other parties named therein (2)

10.5	Liberty Oilfield Services Inc. Long Term Incentive Plan (2)†

10.6	Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (2)†

10.7	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Legacy Restricted Stock Plan (1)†

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

10.14	Liberty Oilfield Services 401(k) Savings Plan (5)†

10.15
Stock Purchase and Sale Agreement, dated as of September 14, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Riverstone/Carlyle Energy Partners IV, L.P. (6)

10.16	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (7)†

10.17	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (8)†

10.18	Form of Change in Control Agreement (10)†

10.19	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers*

21.1	List of subsidiaries of Liberty Oilfield Services Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 23, 2018.

(5)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-8, filed on June 28, 2018 (SEC File 333-225948).

(6)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on September 17, 2018.

(7)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(8)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 29, 2019.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY OILFIELD SERVICES INC. /s/ Christopher A. Wright
Date:	February 26, 2020	By:	Christopher A. Wright Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher A. Wright	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Christopher A. Wright

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer	February 26, 2020
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Cary D. Steinbeck	Director	February 26, 2020
Cary D. Steinbeck

/s/ N. John Lancaster, Jr.	Director	February 26, 2020
N. John Lancaster, Jr.

/s/ Brett Staffieri	Director	February 26, 2020
Brett Staffieri

/s/ William F. Kimble	Director	February 26, 2020
William F. Kimble

/s/ Peter A. Dea	Director	February 26, 2020
Peter A. Dea

/s/ Ken Babcock	Director	February 26, 2020
Ken Babcock

/s/ Jesal Shah	Director	February 26, 2020
Jesal Shah

/s/ Gale A. Norton	Director	February 26, 2020
Gale Norton

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Liberty Oilfield Services Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act.
Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of Liberty Oilfield Services Inc.’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Liberty Oilfield Services Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Oilfield Services Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to adoption of Accounting Standards Codification Topic 842 - Leases.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Tax Receivable Agreements — Refer to Note 10 to the financial statements
Critical Audit Matter Description
The amounts payable, as well as the timing of such payments, under the tax receivable agreements (“TRA”) are dependent upon significant future events and assumptions, including among others: (i) the amount of the redeeming unit holder’s tax basis in its Liberty Oilfield Services New HoldCo LLC class B units at the time of the relevant redemption, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis (iv), the amount and timing of taxable income the Company generates in future periods until the TRA payable is settled, and (v) the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.
During the year ended December 31, 2019, exchanges of Liberty Oilfield Services New HoldCo LLC class B units and shares of Class B Common Stock resulted in an increase of $34.0 million in amounts payable pursuant to tax receivable agreements (“TRA payable”), and a net increase of $40.0 million in deferred tax assets, all of which were recorded as equity transactions, with no impact to the statement of operations. At December 31, 2019, the Company’s TRA payable was $50.3 million, a portion of which is presented as a component of current liabilities of $1.8 million and a portion of which is presented as a component of long-term liabilities of $48.5 million.
We identified the computation of adjustments to the TRA payable as a critical audit matter because of the multiple owners and complex calculations required to arrive at the correct tax basis upon which to calculate the corresponding TRA payable adjustment. This involved complexity in applying relevant tax law and an increased extent of effort, including the need to involve income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s calculation of tax basis, iterative impact of the computation of adjustments to the TRA payable, and TRA payable as of year end.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the computation of adjustments to the TRA payable included the following, among others:
• We tested the effectiveness of controls over the computation of adjustments to the TRA payable, including management’s calculation of the step-up in tax basis that serves as the basis for the computation of adjustments to the TRA payable.
• With the assistance of our income tax specialists, we read the individual TRAs and compared the terms in the agreements for consistency with the mathematical model used by management to calculate the adjustments to the TRA payable.
• With the assistance of our income tax specialists, we evaluated management’s computation of adjustments to the TRA payable, and the TRA payable as of year end that is payable over the contractual period by comparing to our independently recalculated value, taking into account the various class B unit exchanges for Class B Common Stock occurring during the year as well as the adjustments in the TRA payable for each exchange.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 26, 2020
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Liberty Oilfield Services Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Oilfield Services Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 26, 2020

LIBERTY OILFIELD SERVICES INC.
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(Dollars in thousands, except share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$112,690	$103,312
Accounts receivable—trade, net allowances for bad debt of $1,053 and $0, respectively	204,413	153,589
Accounts and notes receivable—related party	9,629	15,139
Unbilled revenue	38,868	79,233
Inventories	88,547	60,024
Prepaid and other current assets	34,827	49,924
Total current assets	488,974	461,221
Property and equipment, net	651,703	627,053
Other assets	34,339	28,227
Finance lease right-of-use assets	55,337	—
Operating lease right-of-use assets	53,076	—
Total assets	$1,283,429	$1,116,501
Liabilities and Equity
Current liabilities:
Accounts payable	$117,613	$80,490
Accrued liabilities:
Accrued vendor invoices	42,753	67,771
Operational accruals	26,753	36,414
Accrued salaries and benefits	28,805	22,791
Accrued interest and other (including payables to related parties of $1,329 and $0, respectively)	10,643	9,585
Accrued liabilities—related party	—	2,300
Current portion of long-term debt, net of discount of $1,341 and $1,365, respectively	409	385
Current portion of finance lease liabilities	23,646	—
Current portion of operating lease liabilities	15,873	—
Total current liabilities	266,495	219,736
Long-term debt, net of discount of $2,485 and $3,826, respectively, less current portion	105,731	106,139
Deferred tax liability	19,659	32,994
Payable pursuant to tax receivable agreements, including payables to related parties of $23,797 and $2,857, respectively	48,481	16,818
Noncurrent portion of finance lease liabilities	24,884	—
Noncurrent portion of operating lease liabilities	36,687	—
Total liabilities	501,937	375,687
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 81,885,384 issued and outstanding as of December 31, 2019 and 68,359,871 issued and outstanding as of December 31, 2018	819	684
Class B, $0.01 par value, 400,000,000 shares authorized and 30,638,960 issued and outstanding as of December 31, 2019 and 45,207,372 issued and outstanding as of December 31, 2018	307	452
Additional paid in capital	410,596	312,659
Retained earnings	143,105	119,274
Total stockholders’ equity	554,827	433,069
Non-controlling interest	226,665	307,745
Total equity	781,492	740,814
Total liabilities and equity	$1,283,429	$1,116,501
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated and Combined Statements of Operations
For the Years Ended December 31, 2019, 2018, and 2017
(In thousands, except per share data)

	2019	2018	2017
Revenue:
Revenue	$1,972,073	$2,132,032	$1,465,133
Revenue—related parties	18,273	23,104	24,722
Total revenue	1,990,346	2,155,136	1,489,855
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	1,621,180	1,628,753	1,147,008
General and administrative	97,589	99,052	80,089
Depreciation and amortization	165,379	125,110	81,473
Loss (gain) on disposal of assets	2,601	(4,342)	148
Total operating costs and expenses	1,886,749	1,848,573	1,308,718
Operating income	103,597	306,563	181,137
Other (income) and expense:
Interest income	(983)	(382)	(53)
Interest expense	17,485	17,527	11,928
Interest (income) expense—related party	(1,821)	—	761
Total interest expense	14,681	17,145	12,636
Net income before income taxes	88,916	289,418	168,501
Income tax expense	14,052	40,385	—
Net income	74,864	249,033	168,501
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	—	8,705	168,501
Less: Net income attributable to non-controlling interests	35,861	113,979	—
Net income attributable to Liberty Oilfield Services Inc. stockholders	$39,003	$126,349	$—

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.54	$1.84
Diluted	$0.53	$1.81
Weighted average common shares outstanding:
Basic	72,334	68,838
Diluted	105,256	117,838
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated and Combined Statements of Changes in Equity
For the Years Ended December 31, 2019 and 2018
(In thousands, except share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance - December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Exchange of Class B Common Stock for Class A Common Stock	14,568	(14,568)	145	(145)	110,852	—	110,852	(110,852)	—
Offering Costs	—	—	—	—	(1,012)	—	(1,012)	(504)	(1,516)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	5,930	—	5,930	—	5,930
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(11,130)	—	(11,130)	—	(11,130)
$0.20/share of Class A Common Stock dividend	—	—	—	—	—	(15,177)	(15,177)	—	(15,177)
$0.20/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(7,747)	(7,747)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(6)	(6)
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—		—	6,638	—	6,638	6,954	13,592
Vesting of restricted stock units	268	—	3	—	(302)	—	(299)	(740)	(1,039)
Restricted Stock and RSU Forfeitures	(8)	—	—	—	(22)	5	(17)	22	5
Net income	—	—	—	—	—	39,003	39,003	35,861	74,864
Balance - December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492

	Members’ Equity	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—December 31, 2017	$392,766	—	—	$—	$—	$—	$—	$—	$—	$392,766
Return on redeemable common units	(149)	—	—	—	—	—	—	—	—	(149)
Net income prior to Corporate Reorganization	8,705	—	—	—	—	—	—	—	—	8,705
Balance prior to Corporate Reorganization	$401,322	—	—	$—	$—	$—	$—	$—	$—	$401,322
Corporate Reorganization
Exchange of Liberty LLC Units for Class A Common Stock and Class B Common Stock and extinguishment of redeemable common units	(401,322)	55,986	48,207	560	482	444,824	—	445,866	—	44,544
Net deferred tax liability due to Corporate Reorganization	—	—	—	—	—	(29,287)	—	(29,287)	—	(29,287)
Initial Public Offering
Issuance of Class A Common Stock, net of underwriter discount and offering costs	—	14,340	—	143	—	219,847	—	219,990	—	219,990
Redemption of Legacy Ownership, net of underwriter discount	—	(1,609)	—	(16)	—	(25,881)	—	(25,897)	—	(25,897)
Issuance of restricted stock	—	1,259	—	13	—	(13)	—	—	—	—
Liability due to tax receivable agreements	—	—	—	—	—	(2,291)	—	(2,291)	—	(2,291)
Initial allocation of non-controlling interest of Liberty LLC effective on the date of the IPO	—	—	—	—	—	(261,048)	—	(261,048)	261,048	—
Results Subsequent to Initial Public Offering
Distributions and advances paid to non-controlling interest unitholders	—	—	—	—	—	—	—	—	(21,288)	(21,288)
Exchange of Class B Common Stock for Class A Common Stock	—	3,000	(3,000)	30	(30)	20,534	—	20,534	(20,534)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	—	2,592	—	2,592	—	2,592
Restricted stock forfeited	—	(22)	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	5,450	—	5,450	—	5,450
Regular cash dividends declared and distributions paid	—	—	—	—	—	—	(7,075)	(7,075)	(4,671)	(11,746)
Share repurchases	—	(4,594)	—	(46)	—	(62,068)	—	(62,114)	(20,789)	(82,903)
Net income subsequent to Corporate Reorganization and IPO	—	—	—	—	—	—	126,349	126,349	113,979	240,328
Balance—December 31, 2018	$—	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated and Combined Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$74,864	$249,033	$168,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,379	125,110	81,473
Loss (gain) on disposal of assets	2,601	(4,342)	148
Gain on tax receivable agreements	(122)	—	—
Amortization of debt issuance costs	2,205	4,031	2,311
Inventory write down	1,953	3,389	259
Non-cash lease expense	3,192	—	—
Stock based compensation expense	13,592	5,450	—
Deferred income tax expense	23,408	20,488	—
Bad debt provision	1,053	—	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(11,512)	23,074	(133,689)
Accounts receivable and unbilled revenue—related party	5,510	(11,096)	3,460
Inventories	(30,476)	(4,610)	(27,639)
Other assets	(6,464)	(32,771)	(12,611)
Accounts payable and accrued liabilities	22,386	(26,798)	111,352
Accounts payable and accrued liabilities—related party	(1,000)	300	1,544
Payment of operating lease liability	(5,469)	—	—
Net cash provided by operating activities	261,100	351,258	195,109
Cash flows from investing activities:
Capital expenditures	(195,173)	(258,835)	(311,794)
Proceeds from disposal of assets	826	3,343	1,751
Net cash used in investing activities	(194,347)	(255,492)	(310,043)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock, net of underwriter discount	—	230,174	—
Redemption of LLC Units from Legacy Owners	—	(25,897)	—
Proceeds from borrowings on term loan	—	—	171,500
Repayments of borrowings on term loan	(1,750)	(62,847)	(57,438)
Proceeds from borrowings on line-of-credit	—	—	140,559
Repayments of borrowings on line-of-credit	—	(30,000)	(158,559)
Proceeds from Liberty Oilfield Services Holdings LLC	—	2,115	—
Payments on finance lease and capital lease obligations	(12,143)	—	(119)
Class A Common Stock dividends	(14,776)	(6,907)	—
Per unit distributions to non-controlling interest unitholders	(7,747)	(4,671)	—
Other distributions and advance payments to non-controlling interest unitholders	(6)	(21,288)	—
Tax withholding on restricted stock unit vesting	(1,039)	—	—
Share repurchases	(18,398)	(82,903)	—
Proceeds from related party bridge loans	—	—	60,000
Payments of debt issuance costs	—	(315)	(9,036)
Proceeds from issuance of redeemable common units	—	—	39,794
Payments for redemption of redeemable common units	—	—	(62,739)
Payment of equity offering costs	(1,516)	(6,236)	(4,191)
Net cash (used in) provided by financing activities	(57,375)	(8,775)	119,771
Net increase in cash and cash equivalents	9,378	86,991	4,837
Cash and cash equivalents—beginning of period	103,312	16,321	11,484
Cash and cash equivalents—end of period	$112,690	$103,312	$16,321

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,042	$27,263	$—
Cash paid for interest	$12,642	$13,957	$9,766
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$32,143	$45,703	$18,687
Related party bridge loans exchanged for Redeemable Class 2 Common Units	$—	$—	$60,679
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
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services and goods, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Wyoming and Texas.
Corporate Reorganization
In connection with the IPO, the Company completed the Corporate Reorganization, including the following series of transactions:
•Liberty Holdings contributed all of its assets to Liberty LLC in exchange for Liberty LLC Units (as defined below);
•Liberty Holdings liquidated and distributed to its then-existing owners (the “Legacy Owners”) Liberty LLC Units pursuant to the terms of the limited liability company agreement of Liberty Holdings and the Master Reorganization Agreement dated as of January 11, 2018, by and among the Company, Liberty Holdings, Liberty LLC, and the other parties named therein (the “Master Reorganization Agreement”);
•Certain of the Legacy Owners directly or indirectly contributed all or a portion of their Liberty LLC Units to the Company in exchange for 55,685,027 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), and 1,258,514 restricted shares of Class A Common Stock. Subsequent to the initial exchange, 1,609,122 shares of Class A Common Stock were redeemed for an aggregate price of $25.9 million, upon the exercise of the underwriters’ overallotment option;
•the Company issued, at par, the Legacy Owners that continued to own Liberty LLC Units (the “Liberty Unit Holders”) an aggregate amount of 48,207,372 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock”); and
•the Company contributed the net proceeds it received from the IPO to Liberty LLC in exchange for additional Liberty LLC Units such that the Company held a total number of Liberty LLC Units equal to the number of shares of Class A Common Stock outstanding immediately following the IPO.
Initial Public Offering
On January 17, 2018, the Company completed its IPO of 14,640,755 shares of Class A Common Stock at a public offering price of $17.00 per share, of which 14,340,214 shares were offered by the Company and 300,541 were offered by the selling shareholder. The Company received $220.0 million net proceeds from the IPO, after deducting approximately $13.4 million in underwriting discounts and commissions and $10.4 million in other offering costs. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by the selling shareholder. The Company used $25.9 million of net proceeds to redeem ownership interests in Liberty LLC from the Legacy Owners. The Company contributed the remaining net proceeds to Liberty LLC in exchange for units in Liberty LLC (the “Liberty LLC Units”). Liberty LLC used a portion of these net proceeds (i) to repay outstanding borrowings and accrued interest under the Predecessor’s ABL Facility (as defined herein), totaling approximately $30.1 million, (ii) to repay 35% of the Predecessor’s outstanding borrowings, accrued interest and prepayment premium under the Term Loan Facility (as defined herein), totaling approximately $62.5 million and (iii) for general corporate purposes, including repayment of additional indebtedness and funding capital expenditures. As of December 31, 2019 and 2018, the Company owned 72.8%, and 60.2% of Liberty LLC, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Basis of Presentation
The accompanying consolidated and combined financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission.
The accompanying consolidated and combined financial statements and related notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the years ended December 31, 2019 and 2018, and the combined results of operations and cash flows of the Predecessor for the year ended December 31, 2017.
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
The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing services and goods.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
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
During 2019, 2018 and 2017, the Company did not test its long-lived assets for recoverability as there were no triggering events. No impairment was recognized during the years ended December 31, 2019, 2018 and 2017.
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
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, including the option to carry forward the historical lease classifications and assessment of initial direct costs. The Company also elected to account for lease and non-lease components as a single component, and to not include leases with an initial term of less than 12 months in the lease assets and liabilities.
The adoption of ASC Topic 842 resulted in the recognition of finance lease right-of-use assets, operating lease right-of-use assets, and lease liabilities for finance and operating leases. As of January 1, 2019, the adoption of the new standard resulted in the recognition of finance lease assets of $57.2 million, including $2.1 million and $2.0 million reclassified from prepaid and other current assets and other assets, respectively, and finance lease liabilities of $53.2 million. Additionally, the Company recorded operating lease assets of $64.0 million, including $1.9 million reclassified from prepaid and other current assets, and operating lease liabilities of $63.6 million, including $1.5 million reclassified from accrued interest and other liabilities as of January 1, 2019. There was no significant impact to the consolidated statements of income, equity or cash flows.
For leases entered into after January 1, 2019, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the rate implicit in the lease, when available, or an estimated fully collateralized incremental borrowing rate corresponding with

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
the lease term and the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew, however, the Company typically cannot determine its intent to renew a lease with reasonable certainty at inception.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Share Repurchases
The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
Revenue Recognition
Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, ASC Topic 606-Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method; accordingly, the comparative information for the year ended December 31, 2017 has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this standard did not have a material impact to the consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018.
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
Deferred Revenue
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the accompanying consolidated and combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of December 31, 2019 and December 31, 2018, the Company had no amounts recorded as deferred revenue. During the year ended December 31, 2018, the Company recognized to revenue $9.2 million of customer prepayments initially recorded as deferred revenue.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expense in the consolidated and combined statement of operations. Start-up costs for the years ended December 31, 2019, 2018 and 2017, were $4.5 million, $10.1 million and $14.0 million, respectively. Start-up costs incurred during the years ended December 31, 2019, 2018 and 2017 related to the establishment of one, three, and nine new fleets, respectively.
The terms and conditions of the Credit Facilities between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 6—Debt).
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Recently Adopted Accounting Standards
On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method applied at the effective date of the standard. By electing the modified retrospective transition method, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (Topic 840). The adoption of this standard impacted the consolidated statements of financial position by requiring the recognition of a right-of-use asset and a lease liability; however, the adoption of this standard did not have a significant impact on the consolidated statements of operations or cash flows. See Significant Accounting Policies - Leases for additional information regarding this accounting policy.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The Company plans to adopt the standard effective January 1, 2020. Although the Company is continuing to evaluate the impact the adoption will have, the Company currently does not expect the adoption to have a material impact on its consolidated financial statements.
Note 3—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2019	2018
Proppants	$14,013	$22,038
Chemicals	10,076	10,781
Maintenance parts	64,458	27,205
	$88,547	$60,024
During the year ended December 31, 2019 and December 31, 2018, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $2.0 million and $3.4 million, respectively, included as a component in cost of services in the consolidated statements of income for the years ended December 31, 2019 and December 31, 2018.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2019	2018
($ in thousands)
Land	N/A	$5,400	$5,400
Field services equipment	2-7	978,418	778,423
Vehicles	4-7	60,290	59,807
Buildings and facilities	5-30	29,930	27,795
Office equipment and furniture	2-7	6,623	6,200
		1,080,661	877,625
Less accumulated depreciation and amortization		(455,687)	(307,277)
		624,974	570,348
Construction in-progress	N/A	26,729	56,705
		$651,703	$627,053
During the years ended December 31, 2019, 2018 and 2017, the Company recognized depreciation expense of $153.6 million, $124.9 million and $81.5 million respectively.
In November 2018, one of the Company’s hydraulic frac fleets was involved in an accidental fire, which resulted in damage to a portion of the equipment in that fleet. The Company accrued $15.7 million of insurance proceeds for replacement cost of the damaged equipment, which is presented in prepaid and other current assets on the accompanying consolidated balance sheets as of December 31, 2018. The accrued insurance proceeds offset the $4.3 million loss recognized on the damaged equipment. The resulting net gain of $11.5 million was recognized in (gain) loss on disposal of assets for the year ended December 31, 2018.
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
The components of lease expense as of December 31, 2019 were as follows:

($ in thousands)	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$10,256
Interest on lease liabilities	2,652
Operating lease cost	20,731
Variable lease cost	3,118
Total lease cost	$36,757

In accordance with prior guidance, ASC 840, Leases, total rent expense was $40.9 million and $20.8 million for the years ended December, 31, 2018 and 2017, respectively.

Supplemental cash flow and other information related to leases as of December 31, 2019 were as follows:

($ in thousands)	December 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$20,849
Finance leases	14,795
Right-of-use assets upon adoption of ASC 842 and obtained in exchange for new lease liabilities:
Operating leases	70,611
Finance leases	65,333

Lease terms and discount rates as of December 31, 2019 were as follows:

December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.4 years
Finance leases	1.3 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.2%

Future minimum lease commitments as of December 31, 2019 are as follows:

($ in thousands)	Finance	Operating
2020	$26,407	$18,262
2021	20,626	13,696
2022	4,135	7,249
2023	—	4,365
2024	—	3,646
Thereafter	—	16,017
Total lease payments	51,168	63,235
Less imputed interest	(2,638)	(10,675)
Total	$48,530	$52,560

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2019 is $2.9 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
In accordance with the prior guidance, ASC 840, Leases, the future minimum lease payments as determined prior to the adoption of ASC 842, Leases, for the fiscal year ended December 31, 2018, were as follows:

($ in thousands)
2019	$42,717
2020	48,685
2021	32,390
2022	6,093
2023	4,303
Thereafter	19,742
$153,930

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Note 6—Debt
Debt consists of the following:

	December 31,
	2019	2018
Term Loan Outstanding	$109,966	$111,715
Revolving Line of Credit	—	—
Deferred financing costs and original issue discount	(3,826)	(5,191)
Total debt, net of deferred financing costs and original issue discount	$106,140	$106,524
Current portion of long-term debt, net of discount	$409	$385
Long-term debt, net of discount and current portion	105,731	106,139
	$106,140	$106,524
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2019, the borrowing base was calculated to be $171.1 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $170.8 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022, and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $110.0 million remained outstanding as of December 31, 2019. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 9.4% as of December 31, 2019. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Company was in compliance with these covenants as of December 31, 2019.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2020	$1,750
2021	1,750
2022	106,466
2023	—
2024	—
$109,966

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at December 31, 2019 and 2018.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at December 31, 2019 and 2018, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at December 31, 2019 and 2018, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets consist of notes receivable—related party from the Affiliate, as defined and described in Note 12—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 12—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. These notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. As of December 31, 2019 and December 31, 2018, notes receivable—related party from the Affiliate totaled $2.5 million and $0, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2019 and 2018, the Company had cash equivalents, measured at fair value, of $86.9 million and $0, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated and combined financial statements. There were no such measurements required as of December 31, 2019 and 2018.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalents balance on deposit with financial institutions total $112.7 million and $103.3 million as of December 31, 2019 and 2018, respectively, which, as of certain dates, exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. As of December 31, 2019 and 2018, customer A accounted for 12% and customers A and B accounted for 28% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. For the year ended December 31, 2019, no customers accounted for more than 10% of total revenue. For the years ended December 31, 2018 and 2017, customer B accounted for 11% and customers C and D accounted for 36% of total revenue, respectively.
As of December 31, 2019, the Company recorded a provision for doubtful accounts related to one specific entity engaged in the business of oil and gas exploration and production that has filed for bankruptcy. As of December 31, 2018, the Company had no provision for doubtful accounts, and the balance as of December 31, 2017 represented the bankruptcy of one specific entity.

($ in thousands)	2019	2018	2017
Allowance for doubtful accounts, beginning of year	$—	$—	$497
Bad debt expense:
Provision for doubtful accounts	1,053	—	—
Write off of uncollectible accounts against reserve	—	—	(497)
Allowance for doubtful accounts, end of year	$1,053	$—	$—

Note 8—Equity
Preferred Stock
As of December 31, 2019 and 2018 the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company's board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 81,885,384 shares of Class A Common Stock outstanding as of December 31, 2019, which includes 268,205 shares of restricted stock. As of December 31, 2018, the Company had a total of 68,359,871 shares of Class A Common Stock outstanding, which included 634,653 shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Class B Common Stock
The Company had a total of 30,638,960 and 45,207,372 shares of Class B Common Stock outstanding as of December 31, 2019 and 2018, respectively. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
Holders of Class B Common Stock do not have any right to receive dividends, unless the dividend consists of shares of Class B Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B Common Stock paid proportionally with respect to each outstanding share of Class B Common Stock and a dividend consisting of shares of Class A Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class A Common Stock on the same terms is simultaneously paid to the holders of Class A Common Stock. Holders of Class B Common Stock do not have any right to receive a distribution upon liquidation or winding up of the Company.
Under the Second Amended and Restated Limited Liability Company Agreement of Liberty LLC (the “Liberty LLC Agreement”), each Liberty Unit Holder has, subject to certain limitations, the Redemption Right, which allows it to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units, for, at Liberty LLC’s election, (i) shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, the Company (instead of Liberty LLC) will have the Call Right, which allows it to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder for, at its election, (x) one share of Class A Common Stock or (y) an equivalent amount of cash. In addition, upon a change of control of the Company, the Company has the right to require each holder of Liberty LLC Units (other than the Company) to exercise its Redemption Right with respect to some or all of such unitholder’s Liberty LLC Units. In connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right, the corresponding number of shares of Class B Common Stock will be canceled.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
The following table summarizes the Company’s unvested restricted stock activity for the year ended December 31, 2019:

	Number of Shares	Grant Date Fair Value per Share(1)
Restricted Shares as of December 31, 2018	634,653	—
Vested	(366,448)	—
Forfeited	—	—
Outstanding at December 31, 2019	268,205	$—
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	1,193,683	$19.24
Granted	899,696	15.08
Vested	(327,799)	19.97
Forfeited	(31,045)	17.78
Outstanding at December 31, 2019	1,734,535	$16.97
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	—	$—
Granted	356,908	14.93
Vested	—	—
Forfeited	(27,631)	14.93
Outstanding at December 31, 2019	329,277	$14.93
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated and combined statements of operations. The Company recognized stock based compensation expense of

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
$13.6 million for the year ended December 31, 2019 and $5.4 million for the year ended December, 31, 2018. There was approximately $21.9 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years.
Dividends
Liberty LLC paid quarterly distributions for a total of $22.5 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unitholders during the year ended December 31, 2019, of which $14.7 million was paid to the Company. For the year ended December 31, 2018, Liberty LLC paid quarterly distributions for a total of $11.6 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unitholders, of which $7.0 million was paid to the Company. The Company used the proceeds of the distributions to pay quarterly dividends to all holders of Class A Common Stock, which totaled $14.7 million and $7.0 million as of December 31, 2019 and December 31, 2018, respectively. Additionally, as of December 31, 2019 and December 31, 2018, the Company accrued $0.5 million and $0.2 million of dividends payable related to restricted stock and RSUs to be paid upon vesting, respectively. Dividends related to forfeited restricted stock and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021.
During the year ended December 31, 2019, Liberty LLC redeemed and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. During the year ended December 31, 2018, Liberty LLC redeemed and retired 4,593,855 Liberty LLC Units from the Company for $82.9 million, and the Company repurchased and retired 4,593,855 shares of Class A Common Stock for $82.9 million, or $18.05 price per share including commissions.
The repurchase in January 2019 completed the share repurchase amount authorized on September 10, 2018. During the year ended December 31, 2019, of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). During the year ended December 31, 2018, of the total amount of Class A Common Stock repurchased, 2,491,160 shares were repurchased pursuant to a Stock Purchase and Sale Agreement, dated as of September 14, 2018, by the Riverstone Sellers. For further details of this related party transaction, see Note 12—Related Party Transactions.
As of December 31, 2019 and 2018, $98.7 million and $17.1 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program, respectively.
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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding for the period subsequent to the Corporate Reorganization on January 17, 2018:

(In thousands, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$39,003	$126,349
Denominator:
Basic weighted average shares outstanding	72,334	68,838
Basic net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.54	$1.84
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. Stockholders	$39,003	$126,349
Effect of exchange of the shares of Class B Common stock for shares of Class A Common Stock	16,521	86,577
Diluted net income attributable to Liberty Oilfield Services Inc. Stockholders	$55,524	$212,926
Denominator:
Basic weighted average shares outstanding	72,334	68,838
Effect of dilutive securities:
Restricted stock	512	906
Restricted stock units	1,771	602
Class B Common Stock	30,639	47,492
Diluted weighted average shares outstanding	105,256	117,838
Diluted net income per share attributable to Liberty Oilfield Services Inc. Stockholders	$0.53	$1.81

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
Following the IPO, the Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. Liberty LLC is treated as a partnership, and its income is passed through to its owners, for income tax purposes. Liberty LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of Liberty LLC’s pass-through taxable income. As of December 31, 2019, tax reporting by the Company's Predecessor for the years ended December 31, 2016 and 2017 is subject to examination by the tax authorities. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended before December 31, 2016.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Income tax (benefit) expense reflected in the consolidated statement of operations consisted of:

($ in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	(9,907)	16,684
State	551	3,213
Total Current	$(9,356)	$19,897

Deferred:
Federal	23,419	19,063
State	(11)	1,425
Total Deferred	$23,408	$20,488
Income tax expense	$14,052	$40,385
A reconciliation of the statutory U.S. federal income tax rate of 21.0% to the Company’s effective income tax rate is as follows:

($ in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal income tax expense at statutory rate	$18,672	$60,778
State and local income tax expense, net	1,525	4,456
Pre-IPO income before income taxes attributable to the Predecessor	—	(1,958)
Non-controlling interest	(7,531)	(24,606)
Other	1,386	1,715
Total income tax expense	$14,052	$40,385
The effective combined U.S. federal and state income tax rate applicable to the Company for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through December 31, 2019 was 15.8%.
The Company recognized income tax expense of $14.1 million during the year ended December 31, 2019. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through income for federal, state and local income tax reporting. During 2019, the non-controlling interest effect resulted in a $7.5 million reduction in income tax expenses.
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	Year-Ended December 31, 2019	Year Ended December 31, 2018
Deferred tax assets:
Federal net operating losses	$10,486	$1,638
State net operating losses	925	160
Realized tax benefit - TRAs	48,575	15,845
Total deferred tax assets	59,986	17,643

Deferred tax liabilities:
Investment in Liberty LLC	$79,099	$50,325
Other	546	312
Total deferred tax liabilities	79,645	50,637

Net deferred tax liability	$19,659	$32,994

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
As of December 31, 2019, the Company had significant deferred tax assets and liabilities. The deferred tax assets include U.S. federal and state net operating losses and the step-up in basis of depreciable assets under Section 754 of the Internal Revenue Code of 1986, as amended. As a result of the IPO and Corporate Reorganization, the Company recorded a deferred tax asset and liability for the difference between the book value and the tax value of the Company's investment in Liberty LLC. The deferred tax assets have been recorded for tax attributes contributed to the Company as part of the Corporate Reorganization. Deferred tax liabilities of $29.3 million were recorded relating to Liberty LLC Units acquired through the reorganization. The initial deferred tax liability is recorded as a long term liability and additional paid in capital on the consolidated balance sheet as of December 31, 2019.
As of December 31, 2019, the Company has available U.S. federal net operating loss carryforwards to reduce future taxable income of $3.7 million expiring in 2027, and $44.3 million with no expiration date.
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2019. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize interest and penalties related to income tax matters in income tax expense.
Tax Distributions
Liberty LLC is treated as a partnership for income tax purposes. Federal, state and local taxes resulting from the pass-through taxable income of Liberty LLC are obligations of its members. Net profits and losses are generally allocated to the members of Liberty LLC (including the Company) in accordance with the number of Liberty LLC Units held by each member for tax purposes. The Liberty LLC Agreement provides for pro rata cash distributions, and in certain cases non-pro rata cash advances, to assist members (including the Company) in paying their income tax liabilities. The Liberty LLC Agreement requires any tax advances to be proportionally repaid in connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right. Net distributions and advances paid by Liberty LLC to non-controlling interest holders were de minimis and $21.3 million, respectively, for the years ended December 31, 2019 and 2018.
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
The amounts payable, as well as the timing of any payments, under the TRAs are dependent upon significant future events and assumptions, including the timing of the redemptions of Liberty LLC Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Liberty LLC Units at the time of the relevant redemption, the characterization of the tax basis step-up, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to the Company as a result of the Corporate Reorganization, the amount and timing of taxable income the Company generates in the future, the U.S. federal income tax rate then applicable, and the portion of the Company’s payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
During the year ended December 31, 2018, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $14.5 million in amounts payable under the TRAs, and a net increase of $17.1 million in deferred tax assets, all of which were recorded through equity. At December 31, 2018, the Company’s liability under the TRAs was $16.8 million, all of which is presented as a component of long term liabilities, and the related deferred tax assets totaled $19.7 million.
During the year ended December 31, 2019, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $34.0 million in amounts payable under the TRAs, and a net increase of $40.0 million in deferred tax assets, all of which were recorded through equity.
At December 31, 2019, the Company’s liability under the TRAs was $50.3 million, a portion of which is presented as a component of current liabilities of $1.8 million, and a portion of which is presented as a component of long term liabilities of $48.5 million, and the related deferred tax assets totaled $49.9 million.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions, which were temporarily suspended in May 2015, but were resumed in April 2017 at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 3% of the employee’s salary. In October 2017, the cap on these contributions was increased to 6% of the employee’s base salary. Contributions made by the Company were $15.7 million, $13.8 million, and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 12—Related Party Transactions
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the year ended December 31, 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 9,605,786 shares of Class B Common Stock resulting in an increase in tax basis, as described in Note—10 Income Taxes—Tax Receivable Agreements, and recognition of $22.3 million in amounts payable under the TRAs. As of December 31, 2019 and 2018, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV Non-US were $1.3 million and $0, respectively, included in accrued interest and other and non-current liabilities were $23.8 million and $2.9 million, respectively, in payable pursuant to tax receivable agreements in the accompanying condensed consolidated balance sheets.
The Company repurchased 117,647 shares and 2,491,160 shares of Class A Common Stock from the Riverstone Sellers, at a weighted average purchase price of $17.00 per share and $18.96 per share pursuant to the share repurchase program (see Note 8—Equity—Share Repurchase Program) for the years ended December 31, 2019 and 2018, respectively.
In connection with the Corporate Reorganization, the Company engaged in transactions with affiliates (see Note 1—Organization and Basis of Presentation) including entering into the TRAs with affiliates (see Note 10—Income Taxes—Tax Receivable Agreements). Also in conjunction with the Corporate Reorganization, Liberty Holdings contributed $2.1 million of additional assets to Liberty LLC and Redeemable Common Units in the amount of $42.6 million were settled.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate is to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the years ended December 31, 2019, 2018 and 2017, were $0, $0.2 million, and $0, respectively. The Services Agreement was terminated during June 2018.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the years ended December 31, 2019, 2018 and 2017, were $18.3 million, $23.1 million and $24.7 million, respectively. As of December 31, 2019 and 2018, $7.1 million and $15.1 million, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date of the remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. As of December 31, 2019, amounts outstanding under the amended payment terms from the Affiliate are $2.5 million, all of which is presented in accounts and notes receivable

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
—related party in the accompanying consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date. During the year ended December 31, 2019, interest income from the Affiliate was $1.8 million, and accrued interest as of December 31, 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days is subject to 13% interest.
Liberty Holdings entered into an advisory agreement, dated December 30, 2011, with Riverstone/Carlyle Energy Partners IV, L.P. (“R/C”), in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The service fees incurred to R/C for the years ended December 31, 2019, 2018 and 2017 were approximately $0, $0 and $1.5 million, respectively. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”), in connection with the initial public offering of shares of Class A Common Stock. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owing under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the return, at the IPO price, of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the accompanying consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018; however, the Company continues to purchase and lease equipment from PropX. For the years ended December 31, 2019 and 2018 the Company purchased proppant logistics equipment of $0 and $3.1 million and leased proppant logistics equipment during the years ended December 31, 2019, 2018 and 2017 for $9.8 million, $4.4 million and $3.7 million, respectively.
Receivables from PropX as of December 31, 2019 and 2018 were $0. Payables to PropX as of December 31, 2019 and 2018 were $0.8 million and $0.2 million, respectively.
Note 13—Commitments & Contingencies
Purchase Commitments (tons, per ton, gallons, per gallon and per rail car prices are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, and related proppant transportation, as well as chemicals. As of December 31, 2019 and 2018, the agreements commit the Company to purchase 7,978,300 and 11,266,000 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars. Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. Additionally, related proppant transload service commitments extend through 2024.
As of December 31, 2019 and 2018, the Company has commitments to purchase 3,339,534 and 18,852,000 gallons of chemicals through December 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Future proppant, transload, chemical and rail car commitments are as follows:

Year ending December 31,
2020	$349,096
2021	139,937
2022	17,471
2023	12,598
2024	6,405
Thereafter	—
$525,507
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
Note 14—Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2019 and 2018. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

($ in thousands)	Year Ended December 31, 2019
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$535,148	$542,147	$515,079	$397,971
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	429,299	426,444	421,007	344,430
General and administrative	22,088	23,989	25,302	26,210
Depreciation and amortization	38,387	40,368	42,324	44,299
Loss (gain) on disposal of assets	1,223	143	(124)	1,359
Total operating costs and expenses	490,997	490,944	488,509	416,298
Operating income (loss)	44,151	51,203	26,570	(18,327)
Other expense:
Interest expense, net	4,182	3,597	3,726	3,176
Net income (loss) before income taxes	39,969	47,606	22,844	(21,503)
Income tax expense (benefit)	6,060	7,083	4,004	(3,095)
Net income (loss)	33,909	40,523	18,840	(18,408)
Less: Net income (loss) attributable to non-controlling interests	15,788	18,491	7,842	(6,260)
Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$22,032	$10,998	$(12,148)

Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.27	$0.32	$0.15	$(0.15)
Diluted	$0.26	$0.32	$0.15	$(0.15)

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements

($ in thousands)	Year ended December 31, 2018
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$495,160	$628,084	$558,777	$473,115
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	376,827	455,469	418,867	377,590
General and administrative	21,677	27,313	24,659	25,403
Depreciation and amortization	28,016	30,606	32,305	34,183
Loss (gain) on disposal of assets	80	485	701	(5,608)
Total operating costs and expenses	426,600	513,873	476,532	431,568
Operating income	68,560	114,211	82,245	41,547
Other expense:
Interest expense, net	6,494	3,540	3,648	3,463
Net income before income taxes	62,066	110,671	78,597	38,084
Income tax expense	8,079	15,930	12,229	4,147
Net income	53,987	94,741	66,368	33,937
Less: Net income attributable to Predecessor, prior to Corporate Reorganization	8,705	—	—	—
Less: Net income attributable to non-controlling interests	21,607	45,146	32,275	14,951
Net income attributable to Liberty Oilfield Services Inc. stockholders	$23,675	$49,595	$34,093	$18,986

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.34	$0.72	$0.50	$0.28
Diluted	$0.34	$0.71	$0.49	$0.27

Note 15—Subsequent Events
On January 22, 2020, the Company announced a cash dividend of $0.05 per share of Class A common stock, to be paid on March 20, 2020 to holders of record as of March 6, 2020. A distribution of $0.05 per unit has also been approved for holders of units in Liberty LLC, which will use the same record and payment date.
There were no other significant subsequent events requiring disclosure or recognition other than those disclosed in these notes to the consolidated and combined financial statements.