Form 10-Q
period 2020-03-31
Liberty Oilfield Services Inc.
filed 2020-05-01
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Emerging growth company ☐  (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 24, 2020, the registrant had 82,295,397 shares of Class A Common Stock and 30,638,960 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs, and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “expect,” “estimate,” “outlook,” “project,” “plan,” “position,” “may,” “believe,” “intend,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•return of capital to stockholders;
•uncertainty relating to the impacts of the COVID-19 pandemic on our business, operations and personnel; and
•plans, objectives, expectations, and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in this Quarterly Report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and contained in our other SEC filings.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$56,531	$112,690
Accounts receivable—trade, net of allowances for credit losses of $3,576 and $1,053, respectively	281,855	204,413
Accounts and notes receivable—related party	1,390	9,629
Unbilled revenue	52,380	38,868
Inventories	87,616	88,547
Prepaid and other current assets	38,201	34,827
Total current assets	517,973	488,974
Property and equipment, net	642,871	651,703
Other assets	32,042	34,339
Finance lease right-of-use assets	52,683	55,337
Operating lease right-of-use assets	52,983	53,076
Total assets	$1,298,552	$1,283,429
Liabilities and Equity
Current liabilities:
Accounts payable	$108,136	$117,613
Accrued liabilities:
Accrued vendor invoices	67,570	42,753
Operational accruals	20,437	26,753
Accrued salaries and benefits	32,102	28,805
Accrued interest and other (including payables to related parties of $2,998 and $1,329, respectively)	12,638	10,643
Current portion of long-term debt, net of discount of $1,336 and $1,341, respectively	414	409
Current portion of finance lease liabilities	25,036	23,646
Current portion of operating lease liabilities	16,935	15,873
Total current liabilities	283,268	266,495
Long-term debt, net of discount of $2,153 and $2,485, respectively, less current portion	105,625	105,731
Deferred tax liability	28,913	19,659
Payable pursuant to tax receivable agreements, including payables to related parties of $20,601 and $23,797, respectively	42,586	48,481
Noncurrent portion of finance lease liabilities	21,025	24,884
Noncurrent portion of operating lease liabilities	35,682	36,687
Total liabilities	517,099	501,937
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 81,920,347 issued and outstanding as of March 31, 2020 and 81,885,384 issued and outstanding as of December 31, 2019	819	819
Class B, $0.01 par value, 400,000,000 shares authorized and 30,638,960 issued and outstanding as of March 31, 2020 and December 31, 2019	307	307
Additional paid in capital	413,664	410,596
Retained earnings	140,581	143,105
Total stockholders’ equity	555,371	554,827
Non-controlling interest	226,082	226,665
Total equity	781,453	781,492
Total liabilities and equity	$1,298,552	$1,283,429
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Revenue	$472,344	$528,831
Revenue—related parties	—	6,317
Total revenue	472,344	535,148
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	392,716	429,299
General and administrative	28,613	22,088
Depreciation and amortization	44,831	38,387
(Gain) loss on disposal of assets	(102)	1,223
Total operating costs and expenses	466,058	490,997
Operating income	6,286	44,151
Other (income) expense:
Interest income	(263)	(165)
Interest income—related party	(187)	—
Interest expense	4,058	4,347
Total interest expense	3,608	4,182
Net income before income taxes	2,678	39,969
Income tax expense	261	6,060
Net income	2,417	33,909
Less: Net income attributable to non-controlling interests	697	15,788
Net income attributable to Liberty Oilfield Services Inc. stockholders	$1,720	$18,121

Net income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.02	$0.27
Diluted	$0.02	$0.26
Weighted average common shares outstanding:
Basic	81,651	67,427
Diluted	114,952	114,171
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(4,244)	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(804)	(804)
Stock based compensation expense	—	—	—	—	3,001	—	3,001	1,123	4,124
Vesting of restricted stock units	35	—	—	—	67	—	67	(67)	—
Net income	—	—	—	—	—	1,720	1,720	697	2,417
Balance—March 31, 2020	81,920	30,639	$819	$307	$413,664	$140,581	$555,371	$226,082	$781,453

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Exchange of Class B Common Stock for Class A Common Stock	1,637	(1,637)	16	(16)	11,413	—	11,413	(11,413)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	896	—	896	—	896
$0.05/share of Class A Common Stock Dividend	—	—	—	—	—	(3,519)	(3,519)	—	(3,519)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,179)	(2,179)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(222)	(222)
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	2,880	—	2,880	—	2,880
Vesting of restricted stock units	50	—	—	—	136	—	136	(136)	—
Restricted Stock and RSU forfeitures	—	—	—	—	—	1	1	—	1
Net income	—	—	—	—	—	18,121	18,121	15,788	33,909
Balance—March 31, 2019	68,744	43,570	$687	$436	$314,967	$133,877	$449,967	$305,515	$755,482
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,417	$33,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,831	38,387
(Gain) loss on disposal of assets	(102)	1,223
Interest expense on finance lease liability	—	651
Amortization of debt issuance costs	548	556
Inventory write-down	674	—
Non-cash lease expense	518	419
Share based compensation expense	4,124	2,880
Gain on tax receivable agreements	(37)	—
Provision for credit losses	2,523	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(93,477)	(77,639)
Accounts receivable and unbilled revenue—related party	8,239	4,363
Inventories	257	(14,324)
Other assets	7,450	20,477
Accounts payable and accrued liabilities	22,789	44,683
Accounts payable and accrued liabilities—related party	—	(1,000)
Payment of operating lease liability	(523)	(5,091)
Net cash provided by operating activities	231	49,494
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(45,395)	(66,333)
Proceeds from sale of assets	317	149
Net cash used in investing activities	(45,078)	(66,184)
Cash flows from financing activities:
Repayments of borrowings on term loan	(438)	(438)
Payments on finance lease and capital lease obligations	(2,470)	(3,282)
Class A Common Stock dividends	(4,090)	(3,415)
Per unit distributions to non-controlling interest unitholders	(1,532)	(2,179)
Other distributions and advance payments to non-controlling interest unitholders	(2,782)	(222)
Share repurchases	—	(18,398)
Net cash used in financing activities	(11,312)	(27,934)
Net decrease in cash and cash equivalents	(56,159)	(44,624)
Cash and cash equivalents—beginning of period	112,690	103,312
Cash and cash equivalents—end of period	$56,531	$58,688
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,927	$3,267
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$19,636	$30,478
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 27, 2020 (the “Annual Report”) for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services and goods, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, New Mexico, Wyoming, and Texas.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements and notes thereto included in the Annual Report.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2020 and December 31, 2019, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2020 and 2019. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Note 2—Significant Accounting Policies
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. Under ASU 2016-13, a Company recognizes, as an allowance, the estimate of lifetime expected credit losses, which is to result in more timely recognition of such losses.
On January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the consolidated condensed balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. While there was no impact to the financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the first quarter of 2020, the Company recorded a provision for credit losses of $2.5 million, included in general and administrative expenses in the accompanying condensed consolidated statement of income, in accordance with the new standard. Refer to “Credit Risk” within Note 7—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and determined the adoption of this standard did not impact the Company’s condensed consolidated financial statements. Refer to Note 7—Fair Value Measurements and Financial Instruments for the disclosures required under ASU 2018-13.
Recently Issued Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s financial statements.
Fleet Start-up Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. Start-up costs are expensed as incurred, and are reflected in general and administrative expenses in the condensed consolidated statements of income. Start-up costs for the three months ended March 31, 2020 and 2019 were $0.0 million and $1.1 million, respectively. The Company deployed one fleet in each quarter ended March 31, 2020 and 2019. The total amount of start-up costs incurred for the commissioning of each new fleet depends primarily on the number and timing of hiring additional personnel to staff such fleets, and such costs may not be entirely incurred in the same period as the fleet is deployed.
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
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2020	2019
Proppants	$11,771	$14,013
Chemicals	7,900	10,076
Maintenance parts	67,945	64,458
	$87,616	$88,547
As of March 31, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.7 million, included as a component in cost of services in the condensed consolidated statement of income for the three months ended March 31, 2020. The Company did not record any write-down to the inventory carrying value during the three months ended March 31, 2019.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2020	2019
Land	N/A	$5,400	$5,400
Field services equipment	2-7	994,005	978,418
Vehicles	4-7	60,080	60,290
Buildings and facilities	5-30	30,908	29,930
Office equipment, furniture, and software	2-7	6,634	6,623
		1,097,027	1,080,661
Less accumulated depreciation and amortization		(497,172)	(455,687)
		599,855	624,974
Construction in-progress	N/A	43,016	26,729
		$642,871	$651,703
Depreciation expense for the three months ended March 31, 2020 and 2019 was $41.7 million and $35.7 million, respectively.
During the first quarter of 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,654	$2,366
Interest on lease liabilities	596	651
Operating lease cost	5,471	5,211
Variable lease cost	795	1,004
Total lease cost	$9,516	$9,232

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow and other information related to leases for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$5,432	$7,798
Finance leases	3,066	3,282
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,226	69,430
Finance leases	—	57,421

Lease terms and discount rates as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.3 years	6.4 years
Finance leases	1.1 years	1.3 years
Weighted-average discount rate:
Operating leases	5.4%	5.4%
Finance leases	5.2%	5.2%

Future minimum lease commitments as of March 31, 2020 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2020	$23,341	$15,010
2021	20,626	14,942
2022	4,135	8,029
2023	—	4,832
2024	—	4,001
Thereafter	—	16,017
Total lease payments	48,102	62,831
Less imputed interest	(2,041)	(10,214)
Total	$46,061	$52,617

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2020 is $3.2 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee as estimated in the lease agreement, in the financing lease liability.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2020	2019
Term Loan outstanding	$109,528	$109,996
Deferred financing costs and original issue discount	(3,489)	(3,826)
Total debt, net of deferred financing costs and original issue discount	$106,039	$106,140
Current portion of long-term debt, net of discount	$414	$409
Long-term debt, net of discount and current portion	105,625	105,731
	$106,039	$106,140
On September 19, 2017, the Company entered into two credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2020, the borrowing base was calculated to be $203.0 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $202.7 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $109.6 million remained outstanding as of March 31, 2020. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average on borrowings was 8.6% as of March 31, 2020. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
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
The Credit Facilities are not subject to financial covenants unless liquidity, as defined in the respective credit agreements, falls below a specific level. During a covenant measurement period under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. During a covenant measurement period under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Based on liquidity as defined in the respective agreements, the Company was not subject to financial covenants as of March 31, 2020 and thus was in compliance as of March 31, 2020.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2020	$1,312
2021	$1,750
2022	$106,466
2023	$—
2024	$—
$109,528

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2020 and 2019.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying condensed consolidated balance sheets approximated or equaled their fair values at March 31, 2020 and December 31, 2019.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at March 31, 2020 and December 31, 2019, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at March 31, 2020 and December 31, 2019, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets consist of notes receivable—related party from the Affiliate, as defined and described in Note 12—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 12—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the note receivable. The note is classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. The note was paid in full in January 2020, and as of March 31, 2020 and December 31, 2019, notes receivable—related party from the Affiliate totaled $0 and $2.5 million, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2020 and December 31, 2019, the Company had cash equivalents, measured at fair value, of $41.2 million and $86.9 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. Although a triggering event occurred during the three months ended March 31, 2020 (see Note 4—Property and Equipment), no such measurements were required as of March 31, 2020 and December 31, 2019.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $56.5 million and $112.7 million as of March 31, 2020 and December 31, 2019, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. As of March 31, 2020 and December 31, 2019, customer A accounted for 11% and customer B accounted for 12% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended March 31, 2020, customer A accounted for 15% of total revenue, and during the three months ended March 31, 2019, customers B and C accounted for 22% of total revenue.
As of March 31, 2020 the Company had $3.6 million allowance for credit losses. The current period provision of $2.5 million was the result of the application of ASU 2016-13 (see “Credit Losses” within Note 2—Significant Accounting Policies) to the Company’s accounts receivables as of March 31, 2020 in consideration of both historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry. The Company applied historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and an additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. The majority of the Company’s allowance for credit losses relates to one customer currently in bankruptcy for which expected credit losses were individually evaluated. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of COVID-19, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-ins may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses. Previously, during the three months ended December 31, 2019, the Company had recorded a $1.1 million allowance for credit losses related to one specific entity engaged in the business of oil and gas exploration and production that has filed for bankruptcy.

($ in thousands)	March 31, 2020
Allowance for credit losses, beginning of quarter	$1,053
Credit Losses:
Current period provision	2,523
Amounts written off	—
Allowance for credit losses, end of quarter	$3,576

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8—Equity
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company’s unvested restricted stock activity for the three months ended March 31, 2020:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2019	268,205	$—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	268,205	$—
(1) Prior to the IPO and Corporate Reorganization, Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) issued Class B units of Liberty Holdings (“Legacy Units”). The Legacy Units were determined to have a de minimis grant-date fair value based on their assigned benchmark values. In connection with the Corporate Reorganization, the unvested Legacy Units were exchanged for 1,258,514 shares of restricted stock with the same terms and requisite vesting conditions. The shares of restricted stock retain the grant date fair value of the Legacy Units.
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	1,734,535	$16.97
Granted	541,915	9.70
Vested	(34,963)	13.50
Forfeited	(5,110)	16.59
Outstanding at March 31, 2020	2,236,377	$15.26
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021 for PSUs granted in 2019 and from January 1, 2020 through December 31, 2022 for PSUs granted in 2020. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	329,277	$14.93
Granted	392,948	9.62
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	722,225	$12.04

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of income. The Company recognized stock based compensation expense of $4.1 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. There was approximately $26.8 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2 years.
Dividends
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to stockholders of record as of March 6, 2020. Liberty LLC paid a distribution of $5.6 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of March 6, 2020, $4.1 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2020, which totaled $4.1 million. Additionally, the Company accrued $0.2 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021.
During the three months ended March 31, 2020, no shares were repurchased under the share repurchase program. During the three months ended March 31, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in the three months ended March 31, 2019 completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). For further details of this related party transaction, see Note 12—Related Party Transactions.
As of March 31, 2020 and December 31, 2019, $98.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$1,720	$18,121
Denominator:
Basic weighted average common shares outstanding	81,651	67,427
Basic net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.02	$0.27
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Oilfield Services Inc. stockholders	$1,720	$18,121
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	632	11,831
Diluted net income attributable to Liberty Oilfield Services Inc. stockholders	$2,352	$29,952
Denominator:
Basic weighted average shares outstanding	81,651	67,427
Effect of dilutive securities:
Restricted stock	268	601
Restricted stock units	2,394	1,581
Class B Common Stock	30,639	44,562
Diluted weighted average shares outstanding	114,952	114,171
Diluted net income per share attributable to Liberty Oilfield Services Inc. stockholders	$0.02	$0.26

Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the three months ended March 31, 2020 was 9.7%, compared to 15.2% for the period ended March 31, 2019. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting. The Company recognized income tax expense of $0.3 million and $6.1 million during the three months ended March 31, 2020 and 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act contains modifications to the rules around federal income tax net operating loss (“NOL”) rules. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and are reflected in the first quarter of 2020, or the period of enactment.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has applied for the NOL carryback refund to recover a portion of cash taxes paid in 2018, for which $9.3 million is reflected as a component of prepaids and other current assets in the accompanying condensed consolidated balance sheet, and for which a portion will be due to TRA Holders (as defined below), an estimate of which is reflected as current TRA payable.
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
During the three months ended March 31, 2020 there were no redemptions of Liberty LLC Units and shares of Class B Common Stock. During the three months ended March 31, 2019, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. At March 31, 2020 and December 31, 2019, the Company’s liability under the TRAs was $48.3 million and $50.3 million, respectively, a portion of which is presented as a component of current liabilities of $5.7 million and $1.8 million, respectively, a portion of which is presented as a component of long-term liabilities of $42.6 million and $48.5 million, respectively, and the related deferred tax assets totaled $49.9 million and $49.9 million, respectively.
The Company made a tax benefit payment of $2.0 million to the Company’s TRA Holders, related to tax benefits realized during the calendar year ended December 31, 2019 and payable pursuant to the Company’s TRAs during the three months ended March 31, 2020.
In addition to the TRAs related impact described above, the Company has also recorded deferred tax assets and liabilities based on the differences between the book value of the Company’s investment in Liberty LLC for financial reporting purposes and those amounts applicable for income tax purposes. During the three months ended March 31, 2020, there were no redemptions of Liberty LLC units.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $4.2 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. Effective April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its 6% matching contribution.
Note 12—Related Party Transactions
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV. Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the year ended December 31, 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 9,605,786 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—10 Income Taxes, and recognition of $22.3 million in amounts payable under the TRAs. As of March 31, 2020 and December 31, 2019, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV were $3.0 million and $1.3 million, respectively, included in accrued interest and other and non-current liabilities were $20.6 million and $23.8 million, respectively, in payable pursuant to tax receivable agreements in the accompanying condensed consolidated balance sheets.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2020 and 2019 was $0.0 million and $6.3 million, respectively. As of March 31, 2020 and December 31, 2019, $1.4 million and $7.1 million, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amount outstanding, including all accrued interest, was paid in full in January 2020. As of March 31, 2020 and December 31, 2019, amounts outstanding under the amended payment terms from the Affiliate are $0 and $2.5 million, respectively, all of which is presented in accounts and notes receivable—related party in the accompanying condensed consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date. During the three months ended March 31, 2020, interest income from the Affiliate was $0.2 million, and accrued interest as of March 31, 2020 and December 31, 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three months ended March 31, 2020 and 2019. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C, and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS was to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the Company continues to purchase and lease equipment from PropX under certain lease agreements. For the three months ended March 31, 2020 and 2019, the Company leased proppant logistics equipment for $2.6 million and $2.4 million, respectively. The Company purchased no proppant logistics equipment for the three months ended March 31, 2020 and 2019. Payables to PropX as of March 31, 2020 and December 31, 2019 were $0.9 million and $0.8 million, respectively. In April 2020, the Company and PropX amended certain logistics equipment leases to provide for a reduced monthly rate for the remaining lease term while also extending the term of those leases for an additional year (See Note 14–Subsequent Events for additional information).
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of March 31, 2020 and December 31, 2019, the agreements provide pricing and committed supply sources for the Company to purchase 5,462,750 and 7,978,300 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars. Additionally, related proppant transload service commitments extend through 2025.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2020 and December 31, 2019, the Company also had agreements that provide pricing and committed supply source for the purchase of 1,831,500 and 3,339,534 gallons, respectively, of chemicals through December 31, 2020.
Future proppant, including rail car transport, and chemical commitments based on Company forecasts are as follows:

($ in thousands)
Remainder of 2020	$104,758
2021	80,237
2022	11,740
2023	9,524
2024	10,268
Thereafter	7,664
$224,191
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchases required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur such shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $75.6 million, $43.2 million, $11.6 million, $9.5 million, $10.3 million, and $7.7 million for the remainder of 2020 and years ended 2021, 2022, 2023, 2024, and thereafter, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Litigation
Securities Class Actions
On March 11, 2020, Marshall Cobb, on behalf of himself and all other persons similarly situated, filed a putative class action lawsuit in the state District Court of Denver County, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO (the “Cobb Complaint”). The Cobb Complaint alleges that the Company and certain officers and board members of the Company violated Section 11 of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement filed in connection with the IPO and requests unspecified damages and costs. The Cobb Plaintiffs also allege control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
On April 3, 2020, Marc Joseph, on behalf of himself and all other persons similarly situated, filed a putative class action lawsuit in the United States District Court in Denver, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO and requests unspecified damages and costs (the “Joseph Complaint,” and collectively with the Cobb Complaint, the “Securities Lawsuits”). The Joseph Complaint, which is based on similar factual allegations made in the Cobb Complaint, alleges that the defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement and prospectus filed in connection with the IPO. The Joseph Complaint also alleges control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
The Company has hired counsel and plans to vigorously defend against the allegations in the Securities Lawsuits.
Other Litigation
In addition to the matters described above, from time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters in aggregate will have a material adverse effect on its financial position or results of operations.
The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Subsequent Events
In April 2020, the Company conducted layoffs in response to customer work cancellations as a direct result of declining oil prices and reduced demand from the impact of global efforts to combat COVID-19. In the second quarter of 2020, the Company expects to record one-time severance costs of approximately $7.4 million.
Additionally, in April 2020, the Company and PropX amended certain logistics equipment leases to provide for a reduced monthly rate for the remaining lease term while also extending the term of those leases for an additional year (See Note 12–Related Party Transactions). The amendment results in approximately $1.0 million of reduced lease payments over the remaining portion of the original lease term. During the second quarter of 2020, in accordance with ASC Topic 842, Leases, the Company expects to record approximately $3.0 million of additional operating lease right-of-use assets and corresponding operating lease liabilities.
Further, on April 3, 2020, the Company announced the suspension of future quarterly dividends until business conditions warrant reinstatement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements,” our Annual Report under the heading “Item 1A. Risk Factors,” and in Part II – Other Information, Item 1A. Risk Factors included herein. We assume no obligation to update any of these forward-looking statements.
Overview
We are an independent provider of hydraulic fracturing services and goods to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to 24 active fleets in the first quarter of 2020, including the addition of one fleet in January 2020. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, and the Powder River Basin.
Recent Trends and Outlook
During the first quarter, the COVID-19 pandemic emerged and put large downward pressure on the global economy and oil demand, as the global response to COVID-19 has predominantly resulted in various forms of lockdown measures to limit the spread of the disease. COVID-19, combined with the initial failure of OPEC+ to come to agreement driving oil supply upward beginning in April, led to a historic collapse in global oil prices. The estimated collapse in worldwide demand for oil is now approximately 30 million barrels a day, and oil storage is rapidly reaching capacity. West Texas Intermediate (“WTI”) crude oil price has declined approximately 75% since January 2020. In response, OPEC+ has subsequently agreed to substantial production cuts. North American operators have begun to shut-in production due to both price and storage capacity constraints. In addition, these operators have announced significant cuts to planned 2020 capital expenditures that have led to a plunging rig count and the most abrupt curtailment of frac activity ever.
The extent and duration of the continued global impact of the COVID-19 pandemic is unknown. The destruction of demand for oil caused by the COVID-19 lockdowns began to have a negative impact on the North American oil and gas sector in the later part of the first quarter. With the worldwide economic disruptions continuing and the rapid filling of remaining oil storage capacity, we anticipate this magnitude of previously unseen market imbalances to create a period characterized by uncertain, fluid and volatile operating conditions on a historic scale for the North American energy industry. We are unable to predict the degree and duration of many factors that may impact our future operating results. These factors include, but may not be limited to, the effectiveness of global and regional efforts to combat the virus; sovereign and market responses to the continuing effects of the pandemic; and business and consumer behavior as lockdown measures are relaxed. The volatile global economic conditions stemming from the pandemic, the liquidity situation for North American oil producers and the reaction of international oil producers could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The impacts of the COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business. See also the risk factor relating to COVID-19 disclosed in Item. 1A—Risk Factors of this quarterly report.
In response to these developments, the continued duration and ultimate severity of which is unknown, we have taken the following steps to protect our employees, customers and business. During February 2020 we formed a COVID-19 response team to implement safety procedures and contingency plans at both our customer locations and in our facilities to ensure our ability to continue providing safe and efficient services to our customers, while protecting the health of both employees and customers.
We have been proactive in protecting our business during these unprecedented events. We moved quickly to preserve cash and protect our balance sheet and announced strategic actions earlier this month to align our cost structure with demand for frac services. Regrettably, for the first time in the Company’s history we undertook a reduction of our personnel and staffed fleet count by approximately 50%. We also suspended variable compensation plans and our 401(k) match, implemented base salary reductions, executive and director compensation reductions, operating cost rationalization, reduction of planned 2020 capital expenditures, and suspended our quarterly dividend. Further, we have implemented a company-wide employee furlough plan that flexes our cost structure to align with the uncertain level of frac demand in the coming months.
Prior to the emergence of the COVID-19 pandemic, the pricing dynamic for hydraulic fracturing services entering into 2020 was challenging. Demand for hydraulic fracturing services and goods is predominantly influenced by the level of drilling and completion activity by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves, the availability of capital to E&P companies, and takeaway capacity in each basin. During 2018 and 2019, and continuing into 2020, E&P companies have increasingly come under investor pressure for better returns than those achieved over the last decade which has negatively impacted the demand for fracturing services. As a result, debt and equity capital markets, which previously funded drilling and completions activity beyond E&P companies’ operating cash flow, tightened, causing an increased level of capital discipline that has resulted in a lower level of drilling and completions expenditures. 2019 E&P capital expenditures were lower than those in 2018, and going into 2020 capital expenditures were expected to be less than 2019. During March and April 2020, in response to falling oil prices from excess worldwide supply and exacerbated by the unprecedented decline in demand for oil as a result of the global response to the COVID-19 pandemic, North American E&P companies announced significant planned 2020 capital expenditure budget reductions widely forecast to be 40% lower than 2020 capital expenditure budgets originally announced during the December 2019 to January 2020 reporting cycle.
Total industry horizontal frac stages in North America were up marginally in 2019, 6% from 2018, compared to a 34% increase in 2018 from 2017, according to Coras Research, LLC. However, efficiency gains across the industry have raised the number of frac stages completed by each fleet, which implies a decrease in the active frac fleets needed to meet demand. The slowing pace of frac activity led to progressively lower demand for frac fleets through the second half of 2019, resulting in pricing pressure on our services. The substantial oversupply of frac equipment in the second half of 2019 was the pricing backdrop for 2020 dedicated fleet negotiations. While the Company and many of its competitors have announced reductions in fleet count in response to COVID-19 induced market developments, the timing, depth and duration of fleet count reductions, combined with the demand factors described above, will impact pricing for hydraulic fracturing services in future periods.
The price of WTI crude oil has decreased from 2019. In the first quarter of 2020, the price of WTI averaged $45.34 compared with an average of $56.84 for the fourth quarter of 2019 and an average of $54.82 for the first quarter of 2019. Additionally, in the first quarter of 2020, the horizontal rig count in North America averaged 703 compared to 715 in the fourth quarter of 2019 and 919 in the first quarter of 2019, according to a report by Baker Hughes, a GE company. Subsequent to March 31, 2020, the price of WTI has averaged $16.71 through April 24, 2020, and the most recent Baker Hughes horizontal rig count for North America was 426 rigs reported as of April 24, 2020.
While we cannot predict with any certainty when demand for, or pricing of, our frac services will increase, we would not expect demand or pricing to improve until worldwide oil supply better balances with demand. As such, there is significant uncertainty in the market about the timing and level of customers’ drilling and completion activity in 2020. Based on our current visibility into our customers’ plans for the remainder of 2020, we believe decreased levels of demand will likely persist at least through the second and third quarters of 2020.
Results of Operations
Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three months ended March 31,
Description	2020	2019	Change
	(in thousands)
Revenue	$472,344	$535,148	$(62,804)
Cost of services, excluding depreciation and amortization shown separately	392,716	429,299	(36,583)
General and administrative	28,613	22,088	6,525
Depreciation and amortization	44,831	38,387	6,444
(Gain) loss on disposal of assets	(102)	1,223	(1,325)
Operating income	6,286	44,151	(37,865)
Interest expense, net	3,608	4,182	(574)
Net income before income taxes	2,678	39,969	(37,291)
Income tax expense	261	6,060	(5,799)
Net income	2,417	33,909	(31,492)
Less: Net income attributable to non-controlling interests	697	15,788	(15,091)
Net income attributable to Liberty Oilfield Services Inc. stockholders	$1,720	$18,121	$(16,401)

Revenue
Our revenue decreased $62.8 million, or 11.7%, to $472.3 million for the three months ended March 31, 2020 compared to $535.1 million for the three months ended March 31, 2019. The decrease was due to an 13.7% decrease in revenue per average active fleet, partially offset by a 2.2% increase in average active fleets deployed. Our revenue per average active fleet decreased to approximately $20.7 million for the three months ended March 31, 2020 as compared to approximately $24.0 million for the three months ended March 31, 2019, with 22.8 and 22.3 average active fleets deployed during those respective periods. The decrease in revenue per average active fleet is due to the oversupply of staffed frac fleets combined with reduced demand from lower customer activity industry wide, resulting in lower prices for our services.
As mentioned above in Recent Trends and Outlook, in April 2020, we reduced our staffed fleet count by approximately 50% and have further implemented furloughs to match customer activity levels which are expected to remain suppressed in the coming months as customers have adjusted their completion plans in light of market imbalances resulting from the COVID-19 pandemic.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $36.6 million, or 8.5%, to $392.7 million for the three months ended March 31, 2020 compared to $429.3 million for the three months ended March 31, 2019, which is consistent with the decrease in operations and revenues discussed above. The decrease in expense is primarily attributed to a decrease in material costs of $32.6 million or 11.9% due to the lower cost for local sand for the three months ended March 31, 2020 compared to the same period in 2019.
General and Administrative
General and administrative expenses increased $6.5 million, or 29.5%, to $28.6 million for the three months ended March 31, 2020 compared to $22.1 million for the three months ended March 31, 2019 primarily related to an increase in allowance for credit losses of $2.5 million and, to a lesser extent, due to increased accounting, legal and information technology costs for the three months ended March 31, 2020. In addition, non-cash stock based compensation expense increased to $3.0 million for the three months ended March 31, 2020 compared to $2.0 million for the comparable period in 2019.
Depreciation and Amortization
Depreciation and amortization expense increased $6.4 million, or 16.8%, to $44.8 million for the three months ended March 31, 2020 compared to $38.4 million for the three months ended March 31, 2019, due to one additional hydraulic fracturing fleet being deployed as well as an increase in finance lease assets.
(Gain) loss on disposal of assets
(Gain) loss on disposal of assets increased $1.3 million to a gain of $0.1 million for the three months ended March 31, 2020 compared to a loss of $1.2 million for the three months ended March 31, 2019, attributed to the disposition of assets, primarily related to light duty vehicles.
Operating Income
We realized operating income of $6.3 million for the three months ended March 31, 2020 compared to $44.2 million for the three months ended March 31, 2019, a decrease of $37.9 million, or 85.8%. The decrease is primarily due to the $62.8 million, or 11.7%, decrease in total revenue only partially offset by a $24.9 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work particularly during March 2020 as a result of the COVID-19 pandemic.
Interest Expense, net
Interest expense, net was consistent between periods, decreasing slightly by $0.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Net Income before Income Taxes
We realized net income before income taxes of $2.7 million for the three months ended March 31, 2020 compared to $40.0 million for the three months ended March 31, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity, offset by the deployment of one additional hydraulic fracturing fleet during the twelve months ended March 31, 2020.
Income Tax Expense
We recognized tax expense of $0.3 million for the three months ended March 31, 2020, at an effective rate of 9.7%, compared to $6.1 million, at an effective rate of 15.2%, recognized during the three months ended March 31, 2019. This decrease in income tax expense is attributable to the net decrease in operating income, the significant components of which are discussed above.
Although the Company’s tax rate was 9.7% for the three months ended March 31, 2020, the Company expects the effective tax rate to be approximately 16.2% for the full year ended December 31, 2020. The rate is lower for the three months ended March 31, 2020 due to discrete items recorded related to the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the three months ended March 31, 2020.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as new fleet or new basin start-up costs, costs of asset acquisitions, gain or loss on the disposal of assets, asset impairment charges, allowance for credit losses, and nonrecurring expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three months ended March 31, 2020 compared to three months ended March 31, 2019: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2020	2019	Change
	(in thousands)
Net income	$2,417	$33,909	$(31,492)
Depreciation and amortization	44,831	38,387	6,444
Interest expense	3,608	4,182	(574)
Income tax expense	261	6,060	(5,799)
EBITDA	$51,117	$82,538	$(31,421)
Fleet start-up costs	—	1,054	(1,054)
(Gain) loss on disposal of assets	(102)	1,223	(1,325)
Provision for credit losses	2,523	—	2,523
Adjusted EBITDA	$53,538	$84,815	$(31,277)
EBITDA was $51.1 million for the three months ended March 31, 2020 compared to $82.5 million for the three months ended March 31, 2019. Adjusted EBITDA was $53.5 million for the three months ended March 31, 2020 compared to $84.8 million for the three months ended March 31, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue only partially offset by a decreases in operating expenses. See factors described under the captions Revenue and Cost of Services above.

Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash on hand, cash flows from operations and available borrowings under our Credit Facilities. We may incur additional indebtedness or issue equity securities in order to fund growth opportunities that we pursue via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
In response to the COVID-19 pandemic, we took significant steps to enhance our financial position through an uncertain duration of reduced activity levels. We reduced our planned 2020 capital expenditures budget by approximately 50% to between $70 and $90 million. We reduced our fleet and personnel count by approximately 50% and significantly reduced cash compensation costs through a combination of suspended variable compensation plans and matching 401(k) contributions as well as reductions to base salaries. We suspended our quarterly dividend in April 2020. We also implemented a furlough program that enables the Company to better align personnel costs with customer activity levels. While the Company is unable to accurately foresee future impacts from the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, levels of hedged production, or unforeseen well shut-ins on our customers’ ability to timely pay receivables when due, we believe our financial resources and liquidity levels, along with various contingency plans to reduce costs, are sufficient to manage the impact currently anticipated from the pandemic.
Consistent with seasonal trends as first quarter activity increases from fourth quarter, cash and cash equivalents temporarily decreased by $56.2 million to $56.5 million as of March 31, 2020 compared to $112.7 million as of December 31, 2019, while working capital excluding cash increased $68.4 million. We have no debt maturities beyond a 1% quarterly amortization payment of $0.4 million until September of 2022. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2020	2019	Change
	(in thousands)
Net cash provided by operating activities	$231	$49,494	$(49,263)
Net cash used in investing activities	(45,078)	(66,184)	21,106
Net cash used in financing activities	(11,312)	(27,934)	16,622
Net decrease in cash and cash equivalents	$(56,159)	$(44,624)	$(11,535)
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2020 and 2019
Operating Activities. Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2020, compared to $49.5 million for the three months ended March 31, 2019. The $49.3 million decrease in cash from operating activities is primarily attributable to $55.3 million cash used due to increases in working capital for the three months ended March 31, 2020, compared to $28.5 million cash used due to increases in working capital for the three months ended March 31, 2019. In addition to this decrease of $26.8 million, lower revenue of $62.8 million partially offset by lower cost of services of $36.6 million and higher general and administrative expenses of $6.5 million reduced cash provided by operating activities.
Investing Activities. Net cash used in investing activities was $45.1 million for the three months ended March 31, 2020, compared to $66.2 million for the three months ended March 31, 2019. The decrease in net cash used in investing activities is attributable to the Company deploying one fleet during the three months ended March 31, 2020 compared to deploying one fleet and purchasing additional pump down and spare equipment to add to existing fleets during the three months ended March 31, 2019.
Financing Activities. Net cash used in financing activities was $11.3 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $27.9 million for the three months ended March 31, 2019. The $16.6 million decrease in cash used in financing activities was primarily due to $18.4 million used to repurchased shares of Class A Common Stock during the three months ended March 31, 2019 compared to no repurchases in the three months ended March

31, 2020, offset by $2.8 million in payments made under the TRAs in the current period compared to $0.2 million in the prior period.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2020, the borrowing base was calculated to be $203.0 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.3 million, resulting in $202.7 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The Company recognized income tax expense of $0.3 million, effective combined U.S. federal and state income tax rate applicable to the Company of 9.7%, for the three months ended March 31, 2020 compared to $6.1 million, combined effective rate of 15.2%, for the three months ended March 31, 2019. Although the Company’s tax rate is 9.7% for the three months ended March 31, 2020, the Company expects the effective tax rate to be approximately 16.2% for the full year ended December 31, 2020. The rate is lower for the three months ended March 31, 2020 due to discrete items recorded related to the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the three months ended March 31, 2020.
The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each of the TRA Holders, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right of each Liberty Unit Holder (the “Redemption Right”), subject to certain limitations, to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (A) shares of our Class A Common Stock at the specific redemption ratio or (B) an equivalent amount of cash, or, upon the exercise of the Redemption Right, the right of Liberty Inc. (instead of Liberty LLC) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder for, at its election, (1) one share of Class A Common Stock or (2) an equivalent amount of cash, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
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
During the three months ended March 31, 2020, there were no redemptions of Liberty LLC units, which resulted in no increase in the amount payable under the TRAs.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the consolidated and combined financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2019, our critical accounting policies included leases, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (see Note 2—Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report). There have been no other changes in our evaluation of our critical accounting policies since December 31, 2019.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of March 31, 2020, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements - Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2019.
Since December 31, 2019, industry conditions have deteriorated and resulted in us facing the possibility of making shortfall payments under our supply agreements. Please refer to Note 13 “Commitments and Contingencies” included in “Part I, Item 1. Financial Statements” for further discussion regarding purchase commitments and potential shortfall fees. Otherwise, our exposure to market risk has not changed materially since December 31, 2019.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, we implemented a new enterprise resource planning (“ERP”) system which was designed to upgrade our technology, improve our ability to process financial and operational information, and accommodate future growth of our business. In connection with this implementation, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There has been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Actions
On March 11, 2020, Marshall Cobb, on behalf of himself and all other persons similarly situated, filed a putative class action lawsuit in the state District Court of Denver County, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO (the “Cobb Complaint”). The Cobb Complaint alleges that the Company and certain officers and board members of the Company violated Section 11 of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement filed in connection with the IPO and requests unspecified damages and costs. The Cobb Plaintiffs also allege control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
On April 3, 2020, Marc Joseph, on behalf of himself and all other persons similar situated, filed a putative class action lawsuit in the United States District Court in Denver, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO and requests unspecified damages and costs (the “Joseph Complaint,” and collectively with the Cobb Complaint, the “Securities Lawsuits”). The Joseph Complaint, which is based on similar factual allegations made in the Cobb Complaint, alleges that the defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement and prospectus filed in connection with the IPO. The Joseph Complaint also alleges control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
The Company has hired counsel and plans to vigorously defend against the allegations in the Securities Lawsuits.
Other Litigation
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
We cannot predict the ultimate outcome or duration of any lawsuit described in this report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report and mentioned below, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.
We were the target of a cybersecurity attack in early 2020 and additional cybersecurity incidents could have adverse effects on our business and operations.
As previously disclosed, we face cybersecurity risks given our dependence on digital technologies. We rely on digital platforms to record and process financial and operating data. In early 2020, we experienced a denial of service cyberattack that targeted a portion of our non-financial data. We immediately shutdown critical systems, diagnosed the root cause of the attack and then methodically returned systems online. This cyberattack disrupted certain non-financial aspects of our internal system for a period of less than one day, while limited and non-critical portions of our systems were kept offline for up to one week in order to properly evaluate the breach. We determined that this cyberattack did not materially affect any of our operations. We engaged in extensive data evaluation for potential damage and concluded that minimal to no data loss had occurred as a result of this cyberattack; nevertheless, our non-financial systems may experience future service interruptions or degradation currently not anticipated due to this cyberattack. Furthermore, it is possible that additional analysis of the cyberattack could identify other types of data accessed and corrupted and we may not be able to locate and recover such data. We may need to expend additional resources to protect against security breaches or to redress problems evidenced by this cyberattack and potential future breaches. Additional incidents of cyberattacks or the failure to detect these attacks and appropriately respond to additional incidents could magnify the severity of the adverse effects on our business. We cannot assure you that all potential causes of the cyberattack have been identified, remediated, and will not occur again; additional measures may be needed to prevent a similar incident in the future and such measures may not be sufficient to prevent other types of cyber incidents.

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and may continue to have, a material adverse effect on our operations, business and financial results.
As previously disclosed, we face risks related to public health crisis, including the ongoing COVID-19 (coronavirus) pandemic. Although our operations have been deemed essential by the Department of Homeland Security, the effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, and, as a result, our services. Exacerbating matters, OPEC+ initially struggled to reach an agreement to impose limits on the production of crude oil, resulting in a significant surplus of oil. While OPEC+ eventually agreed in April to cut production, downward pressure on commodity prices has continued and may continue for the foreseeable future. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with the current oil oversupply, has had, and may continue to have, a material adverse impact on the demand for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on our customers, operations, and employees. These effects have included, and may continue to include, adverse revenue and net income effects, financial health of our customers and therefore their ability to drill and complete wells or pay for services provided, financial health of our suppliers and therefore their ability to deliver necessary goods and services, disruptions to our operations, and ultimately the financial health and results of the Company. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but it may last for an extended period of time. We anticipate that 2020 will be a challenging year for the industry, as our customers continue to reduce their capital budgets, and, as a result, we expect a significant decline in activity and a corresponding reduction in revenue.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
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

Signature
/s/ Christopher A. Wright
Date:	April 30, 2020	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	April 30, 2020	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 30, 2020	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)