Form 10-Q
period 2020-06-30
Liberty Oilfield Services Inc.
filed 2020-07-31
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Emerging growth company ☐  (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 24, 2020, the registrant had 84,853,162 shares of Class A Common Stock and 28,080,525 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) and certain other communications made by us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth, future operating results, estimates, beliefs, and expected performance. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “expect,” “estimate,” “outlook,” “project,” “plan,” “position,” “may,” “believe,” “intend,” “anticipate,” “will,” “continue,” “potential,” “likely,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:
•our business strategy;
•our operating cash flows, the availability of capital, and our liquidity;
•our future revenue, income, and operating performance;
•our ability to sustain and improve our utilization, revenue, and margins;
•our ability to maintain acceptable pricing for our services;
•our future capital expenditures;
•the level of capital spending by oil and gas companies, including significant recent reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand;
•our ability to finance equipment, working capital, and capital expenditures;
•competition and government regulations;
•our ability to obtain permits and governmental approvals;
•pending legal or environmental matters;
•trends and volatility in oil and natural gas prices, and our ability to manage through such volatility;
•acquisitions;
•general economic conditions;
•credit markets;
•demand for services in our industry;
•our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•uncertainty regarding our future operating results;
•return of capital to stockholders;
•the severity and duration relating to the impacts of the novel strain of coronavirus (“COVID-19”) pandemic and related economic repercussions on our business, operations and personnel and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions; and
•plans, objectives, expectations, and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our services, the cyclical nature and volatility of the oil and natural gas industry, a decline in, or substantial volatility of, oil and natural gas commodity prices, environmental risks, regulatory changes, the inability to comply with the financial and other covenants and metrics in our Credit Facilities (as defined herein), cash flow and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in this Quarterly Report, as well as in our Annual
ii

Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and contained in our other filings with the U.S. Securities and Exchange Commissions (the “SEC”).
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
iii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$124,504	$112,690
Accounts receivable—trade, net of allowances for credit losses of $2,930 and $1,053, respectively	58,569	204,413
Accounts and notes receivable—related party	1,314	9,629
Unbilled revenue	8,636	38,868
Inventories	81,167	88,547
Prepaid and other current assets	25,500	34,827
Total current assets	299,690	488,974
Property and equipment, net	613,136	651,703
Other assets	30,704	34,339
Finance lease right-of-use assets	32,921	55,337
Operating lease right-of-use assets	74,669	53,076
Total assets	$1,051,120	$1,283,429
Liabilities and Equity
Current liabilities:
Accounts payable	$27,381	$117,613
Accrued liabilities:
Accrued vendor invoices	10,854	42,753
Operational accruals	9,496	26,753
Accrued salaries and benefits	8,021	28,805
Accrued interest and other (including payables to related parties of $2,878 and $1,329, respectively)	8,487	10,643
Current portion of long-term debt, net of discount of $1,397 and $1,341, respectively	353	409
Current portion of finance lease liabilities	15,633	23,646
Current portion of operating lease liabilities	20,727	15,873
Total current liabilities	100,952	266,495
Long-term debt, net of discount of $1,745 and $2,485, respectively, less current portion	105,596	105,731
Deferred tax liability	14,887	19,659
Payable pursuant to tax receivable agreements, including payables to related parties of $20,579 and $23,797, respectively	45,678	48,481
Noncurrent portion of finance lease liabilities	12,898	24,884
Noncurrent portion of operating lease liabilities	51,152	36,687
Total liabilities	331,163	501,937
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 84,853,084 issued and outstanding as of June 30, 2020 and 81,885,384 issued and outstanding as of December 31, 2019	848	819
Class B, $0.01 par value, 400,000,000 shares authorized and 28,080,525 issued and outstanding as of June 30, 2020 and 30,638,960 issued and outstanding as of December 31, 2019	281	307
Additional paid in capital	435,885	410,596
Retained earnings	94,817	143,105
Total stockholders’ equity	531,831	554,827
Non-controlling interest	188,126	226,665
Total equity	719,957	781,492
Total liabilities and equity	$1,051,120	$1,283,429
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Revenue	$88,362	$537,322	$560,706	$1,066,153
Revenue—related parties	—	4,825	—	11,142
Total revenue	88,362	542,147	560,706	1,077,295
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	89,518	426,444	482,234	855,743
General and administrative	18,064	23,989	46,677	46,077
Severance and related costs	9,057	—	9,057	—
Depreciation and amortization	44,931	40,368	89,762	78,755
Loss on disposal of assets	334	143	232	1,366
Total operating costs and expenses	161,904	490,944	627,962	981,941
Operating (loss) income	(73,542)	51,203	(67,256)	95,354
Other (income) expense:
Interest income	(24)	(298)	(287)	(463)
Interest income—related party	(45)	(706)	(232)	(706)
Interest expense	3,725	4,601	7,783	8,948
Total interest expense	3,656	3,597	7,264	7,779
Net (loss) income before income taxes	(77,198)	47,606	(74,520)	87,575
Income tax (benefit) expense	(11,363)	7,083	(11,102)	13,143
Net (loss) income	(65,835)	40,523	(63,418)	74,432
Less: Net (loss) income attributable to non-controlling interests	(20,064)	18,491	(19,367)	34,279
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(45,771)	$22,032	$(44,051)	$40,153

Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.55)	$0.32	$(0.53)	$0.59
Diluted	$(0.55)	$0.32	$(0.53)	$0.58
Weighted average common shares outstanding:
Basic	83,292	68,404	82,472	67,918
Diluted	83,292	114,338	82,472	114,277
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492
Exchange of Class B Common Stock for Class A Common Stock	2,558	(2,558)	26	(26)	18,201	—	18,201	(18,201)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	454	—	454	—	454
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(4,244)	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	(1)	(804)	(805)
Stock based compensation expense	—	—	—	—	6,172	—	6,172	2,235	8,407
Vesting of restricted stock units	414	—	4	—	472	—	476	(879)	(403)
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	7	(3)	9	6
Net loss	—	—	—	—	—	(44,051)	(44,051)	(19,367)	(63,418)
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$531,831	$188,126	$719,957

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Exchange of Class B Common Stock for Class A Common Stock	1,637	(1,637)	16	(16)	11,413	—	11,413	(11,413)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	896	—	896	—	896
$0.10/share of Class A Common Stock Dividend	—	—	—	—	—	(7,107)	(7,107)	—	(7,107)
$0.10/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,358)	(4,358)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(547)	(547)
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	6,451	—	6,451	—	6,451
Vesting of restricted stock units	268	—	3	—	(303)	—	(300)	(739)	(1,039)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	2	—	2
Net income	—	—	—	—	—	40,153	40,153	34,279	74,432
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(63,418)	$74,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,762	78,755
Loss on disposal of assets	232	1,366
Interest expense on finance lease liability	—	1,350
Amortization of debt issuance costs	1,106	1,105
Inventory write-down	770	—
Non-cash lease expense	1,999	2,828
Stock based compensation expense	8,407	6,451
Deferred income tax (benefit) expense	(11,268)	6,895
Loss on tax receivable agreements	169	—
Provision for credit losses	4,678	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	171,398	(113,559)
Accounts receivable and unbilled revenue—related party	8,314	(462)
Inventories	6,610	(26,785)
Other assets	21,410	18,151
Accounts payable and accrued liabilities	(142,643)	53,343
Accounts payable and accrued liabilities—related party	—	(1,000)
Payment of operating lease liability	(895)	(5,157)
Net cash provided by operating activities	96,631	97,713
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(70,460)	(130,408)
Proceeds from sale of assets	463	344
Net cash used in investing activities	(69,997)	(130,064)
Cash flows from financing activities:
Repayments of borrowings on term loan	(875)	(438)
Payments on finance lease obligations	(4,965)	(6,794)
Class A Common Stock dividends	(4,262)	(6,885)
Per unit distributions to non-controlling interest unitholders	(1,532)	(4,357)
Other distributions and advance payments to non-controlling interest unitholders	(2,783)	(547)
Tax withholding on restricted stock unit vesting	(403)	(1,039)
Share repurchases	—	(18,398)
Net cash used in financing activities	(14,820)	(38,458)
Net increase (decrease) in cash and cash equivalents	11,814	(70,809)
Cash and cash equivalents—beginning of period	112,690	103,312
Cash and cash equivalents—end of period	$124,504	$32,503
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1,042
Cash paid for interest	$5,649	$5,575
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$7,855	$10,353
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020 (the “Annual Report”) for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services and goods, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, New Mexico, Wyoming, and Texas.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the annual financial statements and notes thereto included in the Annual Report.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2020 and December 31, 2019, and the results of operations, cash flows, and equity of the Company as of and for the three and six months ended June 30, 2020 and 2019. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Note 2—Significant Accounting Policies
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. Under ASU 2016-13, a company recognizes, as an allowance, the estimate of lifetime expected credit losses, which is expected to result in more timely recognition of such losses.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. While there was no impact to the financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the three and six months ended June 30, 2020, the Company recorded a provision for credit losses of $2.2 million and $4.7 million, respectively, included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations, in accordance with the new standard. Refer to “Credit Risk” within Note 7—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
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
Leases
In April 2020, the FASB issued FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (“the Q&A”), which allows companies to elect to recognize the impact of COVID-19 rent concessions, including rent deferrals, within the current period, rather than recognizing these concessions as a lease modification in accordance with lease guidance, ASU No. 2016-02, Leases (Accounting Standard Codification (“ASC”) Topic 842), if the total lease payments of the modified lease are substantially the same as or less than the total original lease payments. According to the Q&A, entities are to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and ASC Topic 840, Leases as though enforceable rights and obligations for those concessions existed. The adoption of the Q&A did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
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
Severance and Related Costs
On April 2, 2020, the Company announced that it reduced the size of its workforce and its general and administrative cost structure, as well as other cost cutting measures, in response to significantly lower customer activity. Payments made to employees leaving the Company are recorded to severance and related costs in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Company also adopted a more flexible cost structure, including employee furloughs. The Company pays all insurance and benefit costs for employees while on furlough, and such costs are also included in severance and related costs.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2020	2019
Proppants	$7,226	$14,013
Chemicals	5,769	10,076
Maintenance parts	68,172	64,458
	$81,167	$88,547
During the three and six months ended June 30, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.1 million and $0.8 million, respectively, which is included as a component in cost of services in the unaudited condensed consolidated statement of operations.
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2020	2019
Land	N/A	$5,400	$5,400
Field services equipment	2-7	1,003,695	978,418
Vehicles	4-7	59,977	60,290
Buildings and facilities	5-30	31,631	29,930
Office equipment, furniture, and software	2-7	6,639	6,623
		1,107,342	1,080,661
Less accumulated depreciation and amortization		(539,377)	(455,687)
		567,965	624,974
Construction in-progress	N/A	45,171	26,729
		$613,136	$651,703
Depreciation expense for the three months ended June 30, 2020 and 2019 was $42.3 million and $37.4 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized depreciation expense of $83.9 million and $73.1 million, respectively.
During the six months ended June 30, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of June 30, 2020 the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, in June 2020, the Company entered into one sublease agreement with a third party for a leased property that the Company no longer occupies.
The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,139	$2,611	$4,793	$4,977
Interest on lease liabilities	462	699	1,058	1,350
Operating lease cost	6,199	5,053	11,670	10,264
Variable lease cost	776	603	1,571	1,607
Sublease (income)	(16)	—	(16)	—
Total lease cost, net	$9,560	$8,966	$19,076	$18,198

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$5,052	$2,752	$10,484	$10,550
Finance leases	2,957	3,512	6,023	6,794
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	14,428	625	19,654	70,055
Finance leases	—	6,718	—	64,139

During the three months ended June 30, 2020 the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets and liabilities of $17.6 million and $15.0 million, respectively, and recognized operating lease right-of-use assets and liabilities of $14.5 million and $11.9 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	5.8 years	6.4 years
Finance leases	1.1 years	1.3 years
Weighted-average discount rate:
Operating leases	5.1%	5.4%
Finance leases	5.2%	5.2%

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2020 are as follows:

($ in thousands)	Finance	Operating	Sublease Income
Remainder of 2020	$8,266	$11,751	$(103)
2021	17,454	23,970	(171)
2022	4,135	15,445	—
2023	—	7,572	—
2024	—	5,193	—
Thereafter	—	19,878	—
Total lease payments	29,855	83,809	(274)
Less imputed interest	(1,324)	(11,930)	—
Total	$28,531	$71,879	$(274)

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2020 is $7.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee as estimated in the lease agreement, in the financing lease liability.

Note 6—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2020	2019
Term Loan outstanding	$109,091	$109,996
Deferred financing costs and original issue discount	(3,142)	(3,826)
Total debt, net of deferred financing costs and original issue discount	$105,949	$106,140
Current portion of long-term debt, net of discount	$353	$409
Long-term debt, net of discount and current portion	105,596	105,731
	$105,949	$106,140
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. On May 29, 2020 the Company amended the ABL Facility to allow accounts receivables that are more than 90 but less than 120 days past their original invoice date to be included in the determination of eligible accounts receivables, up to a limit of $37.5 million when combined with receivables that are more than 60 but less than 90 days past their due date to be included in the borrowing base. The expanded borrowing base terms are in effect from May 1, 2020 through August 31, 2020.
As of June 30, 2020, the borrowing base was calculated to be $83.2 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.3 million, with $82.9 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $109.1 million remained outstanding as of June 30, 2020. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average on borrowings was 8.6% as of June 30, 2020. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
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
Based on liquidity as defined in the respective agreements, the Company was not subject to financial covenants as of June 30, 2020 and thus was in compliance as of June 30, 2020.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2020	$875
2021	$1,750
2022	$106,466
2023	$—
2024	$—
$109,091

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2020 and 2019.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values at June 30, 2020 and December 31, 2019.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at June 30, 2020 and December 31, 2019, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at June 30, 2020 and December 31, 2019, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets consist of notes receivable—related party from the Affiliate, as defined and described in Note 12—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 12—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the note receivable. The note is classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. The note was paid in full in January 2020, and as of June 30, 2020 and December 31, 2019, notes receivable—related party from the Affiliate totaled $0 and $2.5 million, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2020 and December 31, 2019, the Company had cash equivalents, measured at fair value, of $108.3 million and $86.9 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. Although a triggering event occurred during the six months ended June 30, 2020 (see Note 4—Property and Equipment), no such measurements were required as of June 30, 2020 and December 31, 2019.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $124.5 million and $112.7 million as of June 30, 2020 and December 31, 2019, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. As of June 30, 2020 and December 31, 2019, customer A, customer B, and customer C accounted for 60% and customer E accounted for 12% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended June 30, 2020, customer A, customer B, customer C, and customer D accounted for 53% of total revenue, and during the three months ended June 30, 2019, no customers accounted for more than 10% of total revenue. During the six months ended June 30, 2020 and 2019, customer A accounted for 15% and customer F accounted for 10% of total revenue, respectively.
As of June 30, 2020 the Company had $2.9 million in allowance for credit losses. In connection with the adoption of ASU 2016-13 (see “Credit Losses” within Note 2—Significant Accounting Policies) on January 1, 2020, the Company

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recognized a $2.5 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry.
The Company recorded a provision for credit losses of $2.2 million during the three months ended June 30, 2020 that was primarily related to one customer that entered bankruptcy proceedings during the second quarter of 2020.
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
As of December 31, 2019, the Company had recorded a $1.1 million allowance for credit losses related to one specific entity engaged in the business of oil and gas exploration and production that filed for bankruptcy.

($ in thousands)
Allowance for credit losses at December 31, 2019	$1,053
Credit Losses:
Current period provision	4,678
Amounts written off, net of recoveries	(2,801)
Allowance for credit losses at June 30, 2020	$2,930

Note 8—Equity
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company’s unvested restricted stock activity for the six months ended June 30, 2020:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2019	268,205	$—
Vested	(29,249)	—
Forfeited	(4,387)	—
Outstanding at June 30, 2020	234,569	$—
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	1,734,535	$16.97
Granted	1,132,770	7.10
Vested	(590,432)	17.31
Forfeited	(34,931)	15.01
Outstanding at June 30, 2020	2,241,942	$11.92
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021 for PSUs granted in 2019 and from January 1, 2020 through December 31, 2022 for PSUs granted in 2020. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	329,277	$14.93
Granted	392,948	9.62
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2020	722,225	$12.04
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company recognized stock based compensation expense of $4.3 million and $8.4 million for the three and six months ended June 30, 2020, respectively. The Company recognized stock based compensation of $3.6 million and $6.5 million for the three and six months ended June 30, 2019, respectively. There was approximately $24.2 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to stockholders of record as of March 6, 2020. Liberty LLC paid a distribution of $5.6 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of March 6, 2020, $4.1 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2020, which totaled $4.1 million. Additionally, the Company accrued $0.2 million of dividends payable related to restricted shares and RSUs to be paid upon vesting. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2020, no shares were repurchased under the share repurchase program. During the six months ended June 30, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in the six months ended June 30, 2019 completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C”). For further details of this related party transaction, see Note 12—Related Party Transactions.
As of June 30, 2020, $98.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
Note 9—Net (Loss) Income per Share
Basic net (loss) income per share measures the performance of an entity over the reporting period. Diluted net (loss) income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units.
The following table reflects the allocation of net (loss) income to common stockholders and net (loss) income per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(45,771)	$22,032	$(44,051)	$40,153
Denominator:
Basic weighted average common shares outstanding	83,292	68,404	82,472	67,918
Basic net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.55)	$0.32	$(0.53)	$0.59
Diluted Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(45,771)	$22,032	$(44,051)	$40,153
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	13,992	—	25,825
Diluted net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(45,771)	$36,024	$(44,051)	$65,978
Denominator:
Basic weighted average shares outstanding	83,292	68,404	82,472	67,918
Effect of dilutive securities:
Restricted stock	—	556	—	578
Restricted stock units	—	1,808	—	1,717
Class B Common Stock	—	43,570	—	44,064
Diluted weighted average shares outstanding	83,292	114,338	82,472	114,277
Diluted net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.55)	$0.32	$(0.53)	$0.58
In accordance with GAAP, diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 exclude 29,392 and 30,015, respectively, weighted average shares of Class B Common Stock, 246 and 257, respectively, weighted average shares of restricted stock, and 1,914 and 2,124, respectively, weighted average shares of restricted stock units.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the six months ended June 30, 2020 was 14.9%, compared to 15.0% for the period ended June 30, 2019. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting. The Company recognized an income tax benefit of $11.4 million and $11.1 million during the three and six months ended June 30, 2020, respectively. The Company recognized income tax expense of $7.1 million and $13.1 million during the three and six months ended June 30, 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act contains modifications to the rules around federal income tax net operating loss (“NOL”) rules. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and are reflected in the period of enactment. The Company has applied for and received the NOL carryback refund to recover a portion of cash taxes paid in 2018 of $9.3 million, a portion of which will be due to TRA Holders (as defined below) and is reflected as current TRA payable.
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
During the six months ended June 30, 2020 redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $2.6 million in amounts payable under the TRAs, and a net increase of $3.0 million in deferred tax assets, all of which were recorded through equity. During the six months ended June 30, 2019, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. At June 30, 2020 and December 31, 2019, the Company’s liability under the TRAs was $51.1 million and $50.3 million, respectively, a portion of which is presented as a component of current liabilities of $5.4 million and $1.8 million, respectively, a portion of which is presented as a component of long-term liabilities of $45.7 million and $48.5 million, respectively, and the related deferred tax assets totaled $52.9 million and $49.9 million, respectively.
The Company made a tax benefit payment of $2.0 million to the Company’s TRA Holders, related to tax benefits realized during the calendar year ended December 31, 2019 and payable pursuant to the Company’s TRAs during the six months ended June 30, 2020.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. However, effective April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its 6% matching contribution. Prior to April 1, 2020, the Company made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $0 and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $4.2 million and $8.0 million for the six months ended June 30, 2020 and 2019, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12—Related Party Transactions
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV. Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the year ended December 31, 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 9,605,786 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—10 Income Taxes, and recognition of $22.3 million in amounts payable under the TRAs. As of June 30, 2020 and December 31, 2019, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV were $2.9 million and $1.3 million, respectively, included in accrued interest and other and non-current liabilities were $20.6 million and $23.8 million, respectively, in payable pursuant to tax receivable agreements in the accompanying unaudited condensed consolidated balance sheets.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2020 and 2019 was $0 and $4.8 million, respectively, and $0 and $11.1 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, $1.3 million and $7.1 million, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amount outstanding, including all accrued interest, was paid in full in January 2020. As of June 30, 2020 and December 31, 2019, amounts outstanding under the amended payment terms from the Affiliate are $0 and $2.5 million, respectively, all of which is presented in accounts and notes receivable—related party in the accompanying unaudited condensed consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date.
During the three and six months ended June 30, 2020, interest income from the Affiliate was $0 and $0.2 million, respectively, and accrued interest as of June 30, 2020 and December 31, 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three and six months ended June 30, 2020 and 2019. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C, and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS was to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company continues to purchase and lease equipment from PropX under certain lease agreements. For the three months ended June 30, 2020 and 2019, the Company leased proppant logistics equipment for $1.9 million and $2.4 million, respectively. During the six months ended June 30, 2020 and 2019, the Company leased proppant logistics equipment for $4.5 million and $4.9 million, respectively. The Company purchased no proppant logistics equipment for the three and six months ended June 30, 2020 and 2019. Payables to PropX as of June 30, 2020 and December 31, 2019 were $0.7 million and $0.8 million, respectively. In April 2020, the Company and PropX amended certain logistics equipment leases to provide for a reduced monthly rate for the remaining inital lease term, which resulted in a $1.1 million reduction in lease payments over the remaining initial portion of the lease term, while also extending the term of those leases for an additional year. Further, in June 2020, the Company and PropX amended certain logistics equipment leases to defer rent for the month of June 2020 with the deferred payment becoming due without interest in the month following the end of the initial term, resulting in an additional $0.7 million reduction in lease payments in June 2020. The amendments resulted in a $3.0 million increase in the operating lease liability and $3.0 million increase in the operating right-of-use-asset (see Note 2–Significant Accounting Policies for additional information).
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of June 30, 2020 and December 31, 2019, the agreements provide pricing and committed supply sources for the Company to purchase 4,158,750 and 7,978,300 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars. Additionally, related proppant transload service commitments extend through 2025.
As of June 30, 2020 and December 31, 2019, the Company also had agreements that provide pricing and committed supply source for the purchase of 1,221,000 and 3,339,534 gallons, respectively, of chemicals through December 31, 2020.
Future proppant, including rail car transport, and chemical commitments based on Company forecasts are as follows:

($ in thousands)
Remainder of 2020	$62,684
2021	83,571
2022	18,701
2023	9,524
2024	10,268
Thereafter	7,664
$192,412
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchases required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur such shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $44.1 million, $48.9 million, $18.6 million, $9.5 million, $10.3 million, and $7.7 million for the remainder of 2020 and years ended 2021, 2022, 2023, 2024, and thereafter, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.
Note 14—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2020 and 2019:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2020	81,920	30,639	$819	$307	$413,664	$140,581	$555,371	$226,082	$781,453
Exchanges of Class B Common Stock for Class A Common Stock	2,558	(2,558)	26	(26)	18,201	—	18,201	(18,201)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	454	—	454	—	454
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	(1)	—	(1)	—	(1)
Stock based compensation expense	—	—	—	—	3,171	—	3,171	1,112	4,283
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	7	(3)	9	6
RSU Vesting	379	—	4	—	405	—	409	(812)	(403)
Net loss	—	—	—	—	—	(45,771)	(45,771)	(20,064)	(65,835)
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$531,831	$188,126	$719,957

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2019	68,744	43,570	$687	$436	$314,967	$133,877	$449,967	$305,515	$755,482
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(3,588)	(3,588)	—	(3,588)
$0.05/unit distribution to noncontrolling interest unitholders	—	—	—	—	—	—	—	(2,179)	(2,179)
Other distributions and advance payments to noncontrolling interest unitholders	—	—	—	—	—	—	—	(325)	(325)
Stock based compensation expense	—	—	—	—	3,571	—	3,571	—	3,571
RSU Vesting	218	—	3	—	(439)	—	(436)	(603)	(1,039)
Restricted stock and RSU forfeitures	—	—	—	—	—	1	1	—	1
Net income	—	—	—	—	—	22,032	22,032	18,491	40,523
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Subsequent Events
The Company has evaluated events through the filing of this Quarterly Report and determined that no subsequent events have occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements,” the Annual Report under the heading “Item 1A. Risk Factors,” and in “Part II – Other Information, Item 1A.–Risk Factors” included herein. We assume no obligation to update any of these forward-looking statements.
Overview
We are an independent provider of hydraulic fracturing services and goods to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We have grown from one hydraulic fracturing fleet in December 2011 to 24 fleets in the first quarter of 2020, including the addition of one fleet in January 2020. In response to market conditions described below, in April 2020, we reduced our headcount consistent with the temporary idling of approximately half of our frac fleets. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, and the Powder River Basin.
Recent Trends and Outlook
During the first quarter, the COVID-19 pandemic emerged and put significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The reduced activity levels led to a plunging rig count and the most abrupt curtailment of frac activity ever.
The extent and duration of the continued global impact of the COVID-19 pandemic is unknown. While economic activity has increased from the April lows, concerns about a COVID-19 resurgence have tempered the pace of a full return of social and commercial activity. With continued uncertainty surrounding the magnitude and timing of oil demand recovery, the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC supply concerns, and ongoing investor pressure for better returns by E&P companies than those achieved over the last decade, we are unable to predict the degree and duration of many factors that may impact our future operating results. These factors include, but may not be limited to, the effectiveness of global and regional efforts to combat COVID-19; sovereign and market responses to the continuing effects of the pandemic; and business and consumer behavior as lockdown measures are relaxed. The volatile global economic conditions stemming from the pandemic, the liquidity situation for North American oil producers and the reaction of international oil producers could also exacerbate the risk factors identified in the Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. The impacts of the COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business. See also the risk factor relating to COVID-19 disclosed in “Item 1A.–Risk Factors” of this Quarterly Report.
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
We have been proactive in protecting our business during these unprecedented events. We moved quickly to preserve cash and protect our balance sheet and announced strategic actions to align our cost structure with demand for frac services. Regrettably, for the first time in the Company’s history we undertook a reduction of our personnel and staffed fleet count by approximately 50%. We also suspended variable compensation plans and our 401(k) match, implemented base salary reductions, executive and director compensation reductions, operating cost rationalization, reduction of planned 2020 capital expenditures, and suspended our quarterly dividend. Further, we implemented a company-wide employee furlough plan that flexes our cost structure to align with the uncertain level of frac demand we experienced during the second quarter of 2020.
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
The price of West Texas Intermediate (“WTI”) crude oil has decreased from 2019. In the second quarter of 2020, the price of WTI averaged $27.96 compared with an average of $45.34 for the first quarter of 2020 and an average of $59.88 for the second quarter of 2019. Additionally, in the second quarter of 2020, the horizontal rig count in North America averaged 353 compared to 703 in the first quarter of 2020 and 868 in the second quarter of 2019, according to a report by Baker Hughes, a GE company. Subsequent to June 30, 2020, the price of WTI has averaged $40.76 through July 27, 2020, however rig counts continue to decline and the most recent Baker Hughes horizontal rig count for North America was 215 rigs reported as of July 24, 2020.
While the market for completion services has rebounded slightly from lows experienced during the second quarter, worldwide demand and supply for oil remain in flux due to the effects of COVID-19. We cannot predict with any certainty when demand for, or pricing of, our frac services will meaningfully increase. However, we would not expect these factors to improve until there is a recovery for worldwide demand for oil that is not overwhelmed by an increase in oil supply. While we anticipate our activity levels in the third quarter 2020 will modestly improve, based on our current visibility into our customers’ plans for the remainder of 2020, we believe decreased levels of demand as compared to pre-COVID-19 activity levels will likely persist at least through the remainder of 2020.
Results of Operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three months ended June 30,
Description	2020	2019	Change
	(in thousands)
Revenue	$88,362	$542,147	$(453,785)
Cost of services, excluding depreciation and amortization shown separately	89,518	426,444	(336,926)
General and administrative	18,064	23,989	(5,925)
Severance and related costs	9,057	—	9,057
Depreciation and amortization	44,931	40,368	4,563
Loss on disposal of assets	334	143	191
Operating (loss) income	(73,542)	51,203	(124,745)
Interest expense, net	3,656	3,597	59
Net (loss) income before income taxes	(77,198)	47,606	(124,804)
Income tax (benefit) expense	(11,363)	7,083	(18,446)
Net (loss) income	(65,835)	40,523	(106,358)
Less: Net (loss) income attributable to non-controlling interests	(20,064)	18,491	(38,555)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(45,771)	$22,032	$(67,803)

Revenue
Our revenue decreased $453.8 million, or 83.7%, to $88.4 million for the three months ended June 30, 2020 compared to $542.1 million for the three months ended June 30, 2019. As mentioned above in Recent Trends and Outlook, in April 2020, we reduced our staffed fleet count by approximately 50% and have further implemented furloughs to match customer activity levels which are expected to remain suppressed in the coming months as customers have adjusted their completion plans in light of market imbalances resulting from the COVID-19 pandemic. Average active fleets decreased 80.0% to 4.6 from 23.0 average active fleets deployed during the three months ended June 30, 2020 and 2019, respectively. Further, revenue per average active fleet decreased 18.6% to $19.2 million for the three months ended June 30, 2020 compared to $23.6 million for the three months ended June 30, 2019, attributable to deterioration in the market as previously discussed.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $336.9 million, or 79.0%, to $89.5 million for the three months ended June 30, 2020 compared to $426.4 million for the three months ended June 30, 2019, which is consistent with the decrease in operations and revenues discussed above. The decrease in expense is primarily attributed to a decrease in material costs of $203.2 million or 80.6% due to the lower volumes of materials consumed, $54.2 million or 87.7% decrease in repairs and maintenance costs due to the decrease in pump hours, and a $63.2 million or 74.0% decrease in personnel costs due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs.
General and Administrative
General and administrative expenses decreased $5.9 million, or 24.7%, to $18.1 million for the three months ended June 30, 2020 compared to $24.0 million for the three months ended June 30, 2019 primarily related to an decrease in personnel costs of $5.5 million due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs offset by and increase in allowance for credit losses of $2.2 million. Additionally, general and administrative expense included $3.1 million of share based compensation expense during the three months ended June 30, 2020 compared to $2.4 million for the three months ended June 30, 2019.
Severance and Related Costs
Severance and related costs increased $9.1 million, or 100%, to $9.1 million for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019. The Company reduced its workforce in April 2020 and commenced furlough schedules for remaining employees in May 2020. The Company recorded $7.4 million in one-time severance costs in the three months ended June 30, 2020. Additionally, the Company paid insurance and other benefits of $1.7 million for employees while they are on furlough. The Company did not lay-off or furlough any employees in during 2019.
Depreciation and Amortization
Depreciation and amortization expense increased $4.6 million, or 11.3%, to $44.9 million for the three months ended June 30, 2020 compared to $40.4 million for the three months ended June 30, 2019, due to one additional hydraulic fracturing fleet and additional support equipment deployed in the twelve months ended June 30, 2020.
Loss on disposal of assets
Loss on disposal of assets increased $0.2 million to $0.3 million for the three months ended June 30, 2020 compared to $0.1 million for the three months ended June, 2019, attributed to the disposition of assets, primarily related to light duty vehicles.
Operating (Loss) Income
We realized operating loss of $73.5 million for the three months ended June 30, 2020 compared to income $51.2 million for the three months ended June 30, 2019, a decrease of $124.7 million, or 243.6%. The decrease is primarily due to the $453.8 million, or 83.7%, decrease in total revenue only partially offset by a $329.0 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work as a result of the COVID-19 pandemic and steep decline in oil prices in March and April of 2020.
Interest Expense, net
Interest expense, net was consistent between periods, increasing slightly by $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net (Loss) Income before Income Taxes
We realized net loss before income taxes of $77.2 million for the three months ended June 30, 2020 compared to income of $47.6 million for the three months ended June 30, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized a tax benefit of $11.4 million for the three months ended June 30, 2020, at an effective rate of 14.7%, compared to $7.1 million, at an effective rate of 14.9%, recognized during the three months ended June 30, 2019. This decrease in income tax expense is attributable to the net decrease in operating income, the significant components of which are discussed above.
Although the Company’s tax rate was 14.9% for the six months ended June 30, 2020, the Company expects the effective tax rate to be approximately 16.5% for the full year ended December 31, 2020. The rate is lower for the six months ended June 30, 2020 due to discrete items recorded related to stock based compensation and the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the three months ended June 30, 2020.
Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six months ended June 30,
Description	2020	2019	Change
	(in thousands)
Revenue	$560,706	$1,077,295	$(516,589)
Cost of services, excluding depreciation and amortization shown separately	482,234	855,743	(373,509)
General and administrative	46,677	46,077	600
Severance and related costs	9,057	—	9,057
Depreciation and amortization	89,762	78,755	11,007
Loss on disposal of assets	232	1,366	(1,134)
Operating (loss) income	(67,256)	95,354	(162,610)
Interest expense, net	7,264	7,779	(515)
Net (loss) income before income taxes	(74,520)	87,575	(162,095)
Income tax (benefit) expense	(11,102)	13,143	(24,245)
Net (loss) income	(63,418)	74,432	(137,850)
Less: Net (loss) income attributable to non-controlling interests	(19,367)	34,279	(53,646)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(44,051)	$40,153	$(84,204)
Revenue
Our revenue decreased $516.6 million, or 48.0%, to $560.7 million for the six months ended June 30, 2020 compared to $1.1 billion for the six months ended June 30, 2019. As mentioned above in Recent Trends and Outlook, in April 2020, we reduced our staffed fleet count by approximately 50% and have further implemented furloughs to match customer activity levels which are expected to remain suppressed in the coming months as customers have adjusted their completion plans in light of market imbalances resulting from the COVID-19 pandemic. Average active fleets decreased 39.4% to 13.7 from 22.6 average active fleets deployed during the six months ended June 30, 2020 and 2019, respectively. Further, revenue per average active fleet decreased 14.1% to $40.9 million for the six months ended June 30, 2020 compared to $47.7 million for the six months ended June 30, 2019, attributable to deterioration in the market as previously discussed.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $373.5 million, or 43.6%, to $482.2 million for the six months ended June 30, 2020 compared to $855.7 million for the six months ended June 30, 2019, which is consistent with the decrease in operations and revenues discussed above. The decrease in expense is primarily attributed to a decrease in material costs of $227.3 million or 44.0% due to the lower volumes of materials consumed, $62.2 million or 53.2% decrease in repairs and maintenance costs due to the decrease in pump hours, and a $59.3 million or 35.1% decrease in personnel costs due to the reduction in headcount as well as the temporary suspension of bonus and 401(k) match programs.

General and Administrative
General and administrative expenses increased $0.6 million, or 1.3%, to $46.7 million for the six months ended June 30, 2020 compared to $46.1 million for the six months ended June 30, 2019 primarily related to an increase in allowance for credit losses of $4.7 million offset by a combined $4.1 million reduction in bonus and 401(k) employer contributions. Additionally, general and administrative expense included $6.1 million of share based compensation expense during the six months ended June 30, 2020 compared to $4.4 million for the six months ended June 30, 2019.
Severance and Related Costs
Severance and related costs increased $9.1 million, or 100%, to $9.1 million for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019. The Company reduced its workforce in April 2020 and commenced furlough schedules for remaining employees in May 2020. The Company recorded $7.4 million in one-time severance costs in the three months ended June 30, 2020. Additionally, the Company paid insurance and other benefits of $1.7 million for employees while they are on furlough. The Company did not lay-off or furlough any employees in during 2019.
Depreciation and Amortization
Depreciation and amortization expense increased $11.0 million, or 14.0%, to $89.8 million for the six months ended June 30, 2020 compared to $78.8 million for the six months ended June 30, 2019, due to one additional hydraulic fracturing fleet and additional support equipment deployed in the twelve months ended June 30, 2020.
Loss on disposal of assets
Loss on disposal of assets decreased $1.1 million to $0.2 million for the six months ended June 30, 2020 compared to $1.4 million for the six months ended June 30, 2019, attributed to the disposition of assets, primarily related to light duty vehicles.
Operating (Loss) Income
We realized an operating loss of $67.3 million for the six months ended June 30, 2020 compared to operating income of $95.4 million for the six months ended June 30, 2019, a decrease of $162.6 million, or 170.5%. The decrease is primarily due to the $516.6 million, or 48.0%, decrease in total revenue only partially offset by a $354.0 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work as a result of the COVID-19 pandemic and steep decline in oil prices in March and April.
Interest Expense, net
Interest expense, net was consistent between periods, decreasing slightly by $0.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Net (Loss) Income before Income Taxes
We realized net loss before income taxes of $74.5 million for the six months ended June 30, 2020 compared to net income before income taxes of $87.6 million for the six months ended June 30, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $11.1 million for the six months ended June 30, 2020, at an effective rate of 14.9%, compared to income tax expense of $13.1 million, at an effective rate of 15.0%, recognized during the six months ended June 30, 2019. This decrease in income tax expense is attributable to the net decrease in operating income, the significant components of which are discussed above.
Although the Company’s tax rate was 14.9% for the six months ended June 30, 2020, the Company expects the effective tax rate to be approximately 16.5% for the full year ended December 31, 2020. The rate is lower for the six months ended June 30, 2020 due to discrete items recorded related to stock based compensation and the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the six months ended June 30, 2020
Comparison of Non-GAAP Financial Measures
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three months ended June 30, 2020 compared to three months ended June 30, 2019: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2020	2019	Change	2020	2019	Change
	(in thousands)
Net income	$(65,835)	$40,523	$(106,358)	$(63,418)	$74,432	$(137,850)
Depreciation and amortization	44,931	40,368	4,563	89,762	78,755	11,007
Interest expense	3,656	3,597	59	7,264	7,779	(515)
Income tax expense	(11,363)	7,083	(18,446)	(11,102)	13,143	(24,245)
EBITDA	$(28,611)	$91,571	$(120,182)	$22,506	$174,109	$(151,603)
Fleet start-up and lay-down costs	4,499	406	4,093	4,499	1,460	3,039
Loss on disposal of assets	334	143	191	232	1,366	(1,134)
Provision for credit losses	2,155	—	2,155	4,678	—	4,678
Severance and related costs	9,057	—	9,057	9,057	—	9,057
Adjusted EBITDA	$(12,566)	$92,120	$(104,686)	$40,972	$176,935	$(135,963)
EBITDA was $(28.6) million for the three months ended June 30, 2020 compared to $91.6 million for the three months ended June 30, 2019. Adjusted EBITDA was $(12.6) million for the three months ended June 30, 2020 compared to $92.1 million for the three months ended June 30, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue only partially offset by a decreases in operating expenses. See factors described under the captions Revenue and Cost of Services above.
EBITDA was $22.5 million for the six months ended June 30, 2020 compared to $174.1 million for the six months ended June 30, 2019. Adjusted EBITDA was $41.0 million for the six months ended June 30, 2020 compared to $176.9 million for the six months ended June 30, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue only partially offset by a decreases in operating expenses. See factors described under the captions Revenue and Cost of Services above.
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
Cash and cash equivalents increased by $11.8 million to $124.5 million as of June 30, 2020 compared to $112.7 million as of December 31, 2019, while working capital excluding cash decreased $35.6 million. We have no debt maturities beyond a 1% quarterly amortization payment of $0.4 million until September of 2022. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2020	2019	Change
	(in thousands)
Net cash provided by operating activities	$96,631	$97,713	$(1,082)
Net cash used in investing activities	(69,997)	(130,064)	60,067
Net cash used in financing activities	(14,820)	(38,458)	23,638
Net increase (decrease) in cash and cash equivalents	$11,814	$(70,809)	$82,623
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2020 and 2019
Operating Activities. Net cash provided by operating activities was $96.6 million for the six months ended June 30, 2020, compared to $97.7 million for the six months ended June 30, 2019. The $1.1 million decrease in cash from operating activities is primarily attributable to a $516.6 million decrease in revenues offset by a $354.0 million decrease in operating expense and a $64.2 million increase in cash due to decreases in working capital for the six months ended June 30, 2020, compared to $75.5 million cash used due to increases in working capital for the six months ended June 30, 2019.
Investing Activities. Net cash used in investing activities was $70.0 million for the six months ended June 30, 2020, compared to $130.1 million for the six months ended June 30, 2019. The decrease in net cash used in investing activities is attributable to a decrease in capital expenditures in an effort to reduce spending and the reduced fleet count.
Financing Activities. Net cash used in financing activities was $14.8 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $38.5 million for the six months ended June 30, 2019. The $23.6 million decrease in cash used in financing activities was primarily due to an $18.4 million decrease in share repurchases and a $5.4 million reduction in dividends and per unit distributions to noncontrolling interest unitholders in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory.
As of June 30, 2020, the borrowing base was calculated to be $83.2 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.3 million, resulting in $82.9 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.

Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The Company recognized an income tax benefit of $11.1 million, effective combined U.S. federal and state income tax rate applicable to the Company of 14.9%, for the six months ended June 30, 2020 compared to income tax expense of $13.1 million, combined effective rate of 15.0%, for the six months ended June 30, 2019. Although the Company’s tax rate is 14.9% for the six months ended June 30, 2020, the Company expects the effective tax rate to be approximately 16.5% for the full year ended December 31, 2020. The rate is lower for the six months ended June 30, 2020 due to discrete items recorded related to stock based compensation and the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the six months ended June 30, 2020.
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

In April 2020, the Company adopted FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (see Note 2—Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report).
There have been no other changes in our evaluation of our critical accounting policies since December 31, 2019.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of June 30, 2020, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2019.
Since December 31, 2019, industry conditions have deteriorated and resulted in us facing the possibility of making shortfall payments under our supply agreements. Please refer to Note 13—Commitments and Contingencies included in “Part I, Item 1. Financial Statements” for further discussion regarding purchase commitments and potential shortfall fees. Otherwise, our exposure to market risk has not changed materially since December 31, 2019.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Actions
Information relating to legal proceedings is described in Note 13 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.
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
As previously disclosed, we face risks related to public health crisis, including the ongoing COVID-19 pandemic. Although our operations have been deemed essential by the Department of Homeland Security, the effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, and, as a result, our services. Exacerbating matters, OPEC (including Saudi Arabia) and Russia (together with OPEC and other allied producing regions (“OPEC+”) initially struggled to reach an agreement to impose limits on the production of crude oil, resulting in a significant surplus of oil. While OPEC+ eventually agreed in April to cut production, downward pressure on commodity prices has continued and may continue for the foreseeable future. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with the current oil oversupply, has had, and may continue to have, a material adverse impact on the demand for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
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

The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in the Annual Report and contained in our other SEC filings. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.
Weak economic conditions and widespread financial distress, including the significantly reduced global and national economic activity caused by the COVID-19 pandemic, could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, one of our customers entered bankruptcy proceedings during the three months ended June 30, 2020, which resulted in our recording of approximately $1.3 million for credit losses.
In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses to the outbreak continue. These factors, combined with volatile prices of oil and natural gas, may precipitate a continued economic slowdown and/or a recession.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews and investment practices for such activities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations and business.
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
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process and with the upcoming presidential election in 2020, hydraulic fracturing has been a frequent topic of the candidates. For example, former candidate Senator Bernie Sanders (D-VT), introduced a bill in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025. Further, presidential candidate Joe Biden has announced varying positions on hydraulic fracturing which suggest that if he is elected as President, his administration would likely seek, at a minimum, to ban new permits that allow hydraulic fracturing on federal lands and waters. At this time, it remains unclear how a new administration will address hydraulic fracturing. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions, delays or curtailments in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.

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
Additionally, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would revise either statutory law or the state constitution in a manner that would effectively prohibit or make such exploration and production activities in the state more difficult or expensive in the future. For example, in each of the November 2014, 2016 and 2018 general election cycles, ballot initiatives have been pursued, with the 2018 initiative making the November 2018 ballot, seeking to increase setback distances between new oil and natural gas development and specific occupied structures and/or certain environmentally sensitive or recreational areas that, if adopted, may have had significant adverse impacts on new oil and natural gas developments in the state. However, in each election cycle thus far, the ballot initiative either did not secure a place on the general ballot or, as was the case in November 2018, was defeated. More recently, despite Colorado’s adoption of SB 181 during 2019, one or more interest groups in the state have filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development. In the event that ballot initiatives or other regulatory programs arising out of protests or opposition by non-governmental organizations are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we or our customers conduct operations, whether in Colorado or in another state, we may incur significant costs to comply with such requirements or our customers may experience restrictions, delays or curtailments in the permitting or pursuit of exploration, development, or production activities, which could reduce demand for our services. Such compliance costs or reduced demand for our services could have a material adverse effect on our business, prospects, results of operations, financial conditions, and liquidity.
A theme of avoiding or limiting investment in companies that engage in hydraulic fracturing has entered into capital markets. For example, in July 2020, Deutsche Bank announced that it would no longer finance oil and gas projects that use hydraulic fracturing in countries with scarce water supplies. Moreover, in 2017, BNP Paribas announced that it would no longer invest in companies whose principal business activity is developing oil and gas from shale, where hydraulic fracturing is typically essential to effective development. While a substantial number major banks and financing sources remain active in investments related to hydraulic fracturing, it is possible that the investment avoidance or limitation theme could expand in the future and restrict access to capital for companies like us.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult for us and our customers to perform hydraulic fracturing. The adoption of any additional laws or regulations regarding hydraulic fracturing or a furtherance of themes of investment avoidance or limitation in hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our services and increased compliance costs and time. Such a decrease could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
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

10.1
Third Amendment to Credit Agreement, dated May 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 29, 2019.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on June 3, 2020.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	July 30, 2020	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	July 30, 2020	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 30, 2020	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)