Form 10-Q
period 2020-09-30
Liberty Oilfield Services Inc.
filed 2020-10-30
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 23, 2020, the registrant had 91,383,405 shares of Class A Common Stock and 21,550,282 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

0TABLE OF CONTENTS

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
Forward-looking statements may include statements about:
•our ability to consummate the Acquisition (as defined herein, see Note 15—The Acquisition of OneStim®);
•the benefits of the Acquisition;
•the future operational and financial performance of the Company following the Acquisition;
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
•acquisitions, including the consummation of the Acquisition and its effects on us;
•general economic conditions;
•credit markets;
•demand for services in our industry;
•our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•our ability to retain key personnel;
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
ii

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$84,819	$112,690
Accounts receivable—trade, net of allowances for credit losses of $2,930 and $1,053, respectively	105,936	204,413
Accounts and notes receivable—related party	375	9,629
Unbilled revenue	38,094	38,868
Inventories	76,989	88,547
Prepaid and other current assets	31,431	34,827
Total current assets	337,644	488,974
Property and equipment, net	582,865	651,703
Other assets	29,188	34,339
Finance lease right-of-use assets	31,292	55,337
Operating lease right-of-use assets	77,758	53,076
Total assets	$1,058,747	$1,283,429
Liabilities and Equity
Current liabilities:
Accounts payable	$70,009	$117,613
Accrued liabilities:
Accrued vendor invoices	15,444	42,753
Operational accruals	20,755	26,753
Accrued salaries and benefits	13,624	28,805
Accrued interest and other (including payables to related parties of $0 and $1,329, respectively)	4,204	10,643
Current portion of long-term debt, net of discount of $1,392 and $1,341, respectively	358	409
Current portion of finance lease liabilities	20,133	23,646
Current portion of operating lease liabilities	21,488	15,873
Total current liabilities	166,015	266,495
Long-term debt, net of discount of $1,399 and $2,485, respectively, less current portion	105,504	105,731
Deferred tax liability	2,673	19,659
Payable pursuant to tax receivable agreements, including payables to related parties of $20,579 and $23,797, respectively	47,512	48,481
Noncurrent portion of finance lease liabilities	6,501	24,884
Noncurrent portion of operating lease liabilities	54,247	36,687
Total liabilities	382,452	501,937
Commitments & contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 85,866,440 issued and outstanding as of September 30, 2020 and 81,885,384 issued and outstanding as of December 31, 2019	859	819
Class B, $0.01 par value, 400,000,000 shares authorized and 27,067,247 issued and outstanding as of September 30, 2020 and 30,638,960 issued and outstanding as of December 31, 2019	271	307
Additional paid in capital	446,155	410,596
Retained earnings	60,317	143,105
Total stockholders’ equity	507,602	554,827
Non-controlling interest	168,693	226,665
Total equity	676,295	781,492
Total liabilities and equity	$1,058,747	$1,283,429
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Revenue	$147,495	$507,948	$708,201	$1,574,101
Revenue—related parties	—	7,131	—	18,273
Total revenue	147,495	515,079	708,201	1,592,374
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	139,237	421,007	621,471	1,276,750
General and administrative	18,807	25,302	65,484	71,379
Severance and related costs	1,109	—	10,166	—
Depreciation and amortization	44,496	42,324	134,258	121,079
(Gain) loss on disposal of assets	(752)	(124)	(520)	1,242
Total operating costs and expenses	202,897	488,509	830,859	1,470,450
Operating (loss) income	(55,402)	26,570	(122,658)	121,924
Other (income) expense:
Interest income	(10)	(95)	(297)	(558)
Interest income—related party	(29)	(539)	(261)	(1,245)
Interest expense	3,634	4,360	11,417	13,308
Total interest expense	3,595	3,726	10,859	11,505
Net (loss) income before income taxes	(58,997)	22,844	(133,517)	110,419
Income tax (benefit) expense	(9,972)	4,004	(21,074)	17,147
Net (loss) income	(49,025)	18,840	(112,443)	93,272
Less: Net (loss) income attributable to non-controlling interests	(14,523)	7,842	(33,890)	42,121
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,502)	$10,998	$(78,553)	$51,151

Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.41)	$0.15	$(0.94)	$0.73
Diluted	$(0.41)	$0.15	$(0.94)	$0.71
Weighted average common shares outstanding:
Basic	84,937	74,173	83,299	70,026
Diluted	84,937	113,064	83,299	109,006
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492
Exchange of Class B Common Stock for Class A Common Stock	3,571	(3,571)	36	(36)	24,762	—	24,762	(24,762)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	778	—	778	—	778
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(4,244)	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	(1)	(255)	(256)
Stock based compensation expense	—	—	—	—	9,557	—	9,557	3,337	12,894
Vesting of restricted stock units	414	—	5	—	472	—	477	(879)	(402)
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	9	(1)	9	8
Net loss	—	—	—	—	—	(78,553)	(78,553)	(33,890)	(112,443)
Balance—September 30, 2020	85,866	27,068	$859	$271	$446,155	$60,317	$507,602	$168,693	$676,295

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Exchange of Class B Common Stock for Class A Common Stock	8,551	(8,551)	85	(85)	64,065	—	64,065	(64,065)	—
Offering Costs	—	—	—	—	(1,001)	—	(1,001)	(498)	(1,499)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	4,466	—	4,466	—	4,466
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(7,148)	—	(7,148)	—	(7,148)
$0.15/share of Class A Common Stock Dividend	—	—	—	—	—	(10,978)	(10,978)	—	(10,978)
$0.15/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(6,215)	(6,215)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(1,104)	(1,104)
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—	—	—	8,802	—	8,802	1,191	9,993
Vesting of restricted stock units	268	—	3	—	(302)	—	(299)	(740)	(1,039)
Restricted stock and RSU forfeitures	(8)	—	—	—	(22)	1	(21)	22	1
Net income	—	—	—	—	—	51,151	51,151	42,121	93,272
Balance—September 30, 2019	75,868	36,656	$759	$367	$368,502	$159,448	$529,076	$274,389	$803,465
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(112,443)	$93,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,258	121,079
(Gain) loss on disposal of assets	(520)	1,242
Interest expense on finance lease liability	—	2,015
Amortization of debt issuance costs	1,668	1,656
Inventory write-down	770	649
Non-cash lease expense	2,681	3,061
Stock based compensation expense	12,894	9,993
Deferred income tax (benefit) expense	(21,324)	9,194
Loss on tax receivable agreements	169	—
Provision for credit losses	4,678	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	94,573	(4,171)
Accounts receivable and unbilled revenue—related party	9,254	(5,326)
Inventories	10,788	(27,611)
Other assets	16,270	14,479
Accounts payable and accrued liabilities	(82,815)	31,740
Accounts payable and accrued liabilities—related party	—	(1,000)
Payment of operating lease liability	(895)	(5,197)
Net cash provided by operating activities	70,006	245,075
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(82,772)	(158,235)
Proceeds from sale of assets	1,501	541
Net cash used in investing activities	(81,271)	(157,694)
Cash flows from financing activities:
Repayments of borrowings on term loan	(1,313)	(1,313)
Payments on finance lease obligations	(6,862)	(10,504)
Class A Common Stock dividends	(4,262)	(10,626)
Per unit distributions to non-controlling interest unitholders	(1,532)	(6,215)
Other distributions and advance payments to non-controlling interest unitholders	(2,234)	(1,104)
Tax withholding on restricted stock unit vesting	(403)	(1,039)
Share repurchases	—	(18,398)
Payment of equity offering costs	—	(1,499)
Net cash used in financing activities	(16,606)	(50,698)
Net increase (decrease) in cash and cash equivalents	(27,871)	36,683
Cash and cash equivalents—beginning of period	112,690	103,312
Cash and cash equivalents—end of period	$84,819	$139,995
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$658	$1,042
Cash paid for interest	$8,411	$9,640
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$7,824	$12,870
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2020 and December 31, 2019, and the results of operations, cash flows, and equity of the Company as of and for the three and nine months ended September 30, 2020 and 2019. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Note 2—Significant Accounting Policies
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations, as amended by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, Fair Value Measurements, using discounted cash flows and other applicable valuation techniques. Any acquisitions related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
met. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note 15—The Acquisition of OneStim®.
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
The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. While there was no impact to the financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the three and nine months ended September 30, 2020, the Company recorded a provision for credit losses of $0 and $4.7 million, respectively, included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations, in accordance with the new standard. Refer to “Credit Risk” within Note 7—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
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
Leases
In April 2020, the FASB issued FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (“the Q&A”), which allows companies to elect to recognize the impact of COVID-19 rent concessions, including rent deferrals, within the current period, rather than recognizing these concessions as a lease modification in accordance with lease guidance, ASU No. 2016-02, Leases (ASC Topic 842), if the total lease payments of the modified lease are substantially the same as or less than the total original lease payments. According to the Q&A, entities are to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and ASC Topic 840, Leases as though enforceable rights and obligations for those concessions existed. The adoption of the Q&A did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Severance and Related Costs
On April 2, 2020, the Company announced that it reduced the size of its workforce and its general and administrative cost structure, as well as other cost cutting measures, in response to significantly lower customer activity. Payments made to employees leaving the Company are recorded to severance and related costs in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020. The Company also adopted a more flexible cost structure, including employee furloughs. The Company pays all insurance and benefit costs for employees while on furlough, and such costs are also included in severance and related costs. As of September 30, 2020, no employees were on furlough.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2020	2019
Proppants	$8,336	$14,013
Chemicals	5,639	10,076
Maintenance parts	63,014	64,458
	$76,989	$88,547
During the three and nine months ended September 30, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.0 million and $0.8 million, respectively, and during the three and nine months ended September 30, 2019 the Company recorded a write-down to inventory carrying values of $0.6 million, which are included as a component in cost of services in the unaudited condensed consolidated statement of operations.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2020	2019
Land	N/A	$5,400	$5,400
Field services equipment	2-7	1,040,325	978,418
Vehicles	4-7	59,402	60,290
Buildings and facilities	5-30	31,881	29,930
Office equipment, furniture, and software	2-7	6,640	6,623
		1,143,648	1,080,661
Less accumulated depreciation and amortization		(581,220)	(455,687)
		562,428	624,974
Construction in-progress	N/A	20,437	26,729
		$582,865	$651,703
Depreciation expense for the three months ended September 30, 2020 and 2019 was $42.4 million and $39.3 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized depreciation expense of $126.3 million and $112.4 million, respectively.
During the nine months ended September 30, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of September 30, 2020 the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1,629	$2,625	$6,422	$7,602
Interest on lease liabilities	345	665	1,403	2,015
Operating lease cost	6,841	5,167	18,511	15,431
Variable lease cost	637	746	2,208	2,353
Sublease (income)	(48)	—	(64)	—
Total lease cost, net	$9,404	$9,203	$28,480	$27,401

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$6,212	$5,025	$16,696	$15,575
Finance leases	2,242	3,710	8,266	10,504
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,838	446	29,492	70,501
Finance leases	—	1,194	—	65,333

During the nine months ended September 30, 2020 the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets and liabilities of $17.6 million and $15.0 million, respectively, and recognized operating lease right-of-use assets and liabilities of $14.5 million and $11.9 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.1 years	6.4 years
Finance leases	0.9 years	1.3 years
Weighted-average discount rate:
Operating leases	4.7%	5.4%
Finance leases	5.2%	5.2%

Future minimum lease commitments as of September 30, 2020 are as follows:

($ in thousands)	Finance	Operating	Sublease Income
Remainder of 2020	$6,024	$6,070	$(51)
2021	17,454	24,740	(171)
2022	4,135	16,628	—
2023	—	8,394	—
2024	—	5,748	—
Thereafter	—	26,135	—
Total lease payments	27,613	87,715	(222)
Less imputed interest	(979)	(11,980)	—
Total	$26,634	$75,735	$(222)

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2020 is $8.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee as estimated in the lease agreement, in the financing lease liability.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2020	2019
Term Loan outstanding	$108,653	$109,966
Deferred financing costs and original issue discount	(2,791)	(3,826)
Total debt, net of deferred financing costs and original issue discount	$105,862	$106,140
Current portion of long-term debt, net of discount	$358	$409
Long-term debt, net of discount and current portion	105,504	105,731
	$105,862	$106,140
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. On May 29, 2020 the Company amended the ABL Facility to allow accounts receivables that are more than 90 but less than 120 days past their original invoice date to be included in the determination of eligible accounts receivables, up to a limit of $37.5 million when combined with receivables that are more than 60 but less than 90 days past their due date to be included in the borrowing base. The expanded borrowing base terms were in effect from May 1, 2020 through August 31, 2020.
Based upon the September 30, 2020 financial statements, the borrowing base is currently $70.2 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, with $69.4 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $108.7 million remained outstanding as of September 30, 2020. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average on borrowings was 8.6% as of September 30, 2020. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of the borrowing base or $12.5 million, whichever is greater. During a covenant measurement period under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days.
Based on liquidity as defined in the respective agreements, the Company was not subject to financial covenants as of September 30, 2020 and thus was in compliance as of September 30, 2020.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2020	$437
2021	$1,750
2022	$106,466
2023	$—
2024	$—
$108,653

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2020 and 2019.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values at September 30, 2020 and December 31, 2019.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at September 30, 2020 and December 31, 2019, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at September 30, 2020 and December 31, 2019, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets consist of notes receivable—related party from the Affiliate, as defined and described in Note 12—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 12—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the note receivable. The note is classified as Level 3 in the fair value hierarchy as

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the inputs to the determination of fair value are based upon unobservable inputs. The note was paid in full in January 2020, and as of September 30, 2020 and December 31, 2019, notes receivable—related party from the Affiliate totaled $0 and $2.5 million, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2020 and December 31, 2019, the Company had cash equivalents, measured at fair value, of $65.3 million and $86.9 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the financial statements. Although a triggering event occurred during the nine months ended September 30, 2020 (see Note 4—Property and Equipment), no such measurements were required as of September 30, 2020 and December 31, 2019.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $84.8 million and $112.7 million as of September 30, 2020 and December 31, 2019, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. As of September 30, 2020 and December 31, 2019, customer A, customer B, and customer C accounted for 57% and customer A accounted for 12% of total accounts receivable and unbilled revenue, respectively. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. During the three months ended September 30, 2020, customer A, customer C, and customer D accounted for 55% of total revenue, and during the three months ended September 30, 2019, no customers accounted for more than 10% of total revenue. During the nine months ended September 30, 2020 and 2019, customer E accounted for 13% and no customers accounted for more than 10% of total revenue, respectively.
As of September 30, 2020 the Company had $2.9 million in allowance for credit losses. In connection with the adoption of ASU 2016-13 (see “Credit Losses” within Note 2—Significant Accounting Policies) on January 1, 2020, the Company recognized a $2.5 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry.
The Company did not record any additional provision for credit losses during the three months ended September 30, 2020.
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
As of September 30, 2020 and December 31, 2019, the Company had recorded allowance for credit losses of $2.7 million and $1.1 million, respectively related to one specific entity, at each date, engaged in the business of oil and gas exploration and production that filed for bankruptcy.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

($ in thousands)
Allowance for credit losses at December 31, 2019	$1,053
Credit Losses:
Current period provision	4,678
Amounts written off, net of recoveries	(2,801)
Allowance for credit losses at September 30, 2020	$2,930

Note 8—Equity
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company’s unvested restricted stock activity for the nine months ended September 30, 2020:

	Number of Shares	Grant Date Fair Value per Share (1)
Outstanding at December 31, 2019	268,205	$—
Vested	(29,249)	—
Forfeited	(4,387)	—
Outstanding at September 30, 2020	234,569	$—
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	1,734,535	$16.97
Granted	1,199,206	7.07
Vested	(590,555)	17.31
Forfeited	(56,030)	12.55
Outstanding at September 30, 2020	2,287,156	$11.80
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period from January 1, 2019 through December 31, 2021 for PSUs granted in 2019 and from January 1, 2020 through December 31, 2022 for PSUs granted in 2020. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2020 were as follows:

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	329,277	$14.93
Granted	392,948	9.62
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2020	722,225	$12.04
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company recognized stock based compensation expense of $4.5 million and $12.9 million for the three and nine months ended September 30, 2020, respectively. The Company recognized stock based compensation of $3.5 million and $10.0 million for the three and nine months ended September 30, 2019, respectively. There was approximately $20.5 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of approximately two years.
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
During the nine months ended September 30, 2020, no shares were repurchased under the share repurchase program. During the nine months ended September 30, 2019, Liberty LLC purchased and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share. The repurchase in the nine months ended September 30, 2019 completed the share repurchase amount authorized on September 10, 2018. Of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased or returned from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C”). For further details of this related party transaction, see Note 12—Related Party Transactions.
As of September 30, 2020, $98.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

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
The following table reflects the allocation of net (loss) income to common stockholders and net (loss) income per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,502)	$10,998	$(78,553)	$51,151
Denominator:
Basic weighted average common shares outstanding	84,937	74,173	83,299	70,026
Basic net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.41)	$0.15	$(0.94)	$0.73
Diluted Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,502)	$10,998	$(78,553)	$51,151
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	5,435	—	26,776
Diluted net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,502)	$16,433	$(78,553)	$77,927
Denominator:
Basic weighted average shares outstanding	84,937	74,173	83,299	70,026
Effect of dilutive securities:
Restricted stock	—	545	—	567
Restricted stock units	—	1,690	—	1,757
Class B Common Stock	—	36,656	—	36,656
Diluted weighted average shares outstanding	84,937	113,064	83,299	109,006
Diluted net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.41)	$0.15	$(0.94)	$0.71
In accordance with GAAP, diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 exclude 27,763 and 29,259, respectively, weighted average shares of Class B Common Stock, 235 and 250, respectively, weighted average shares of restricted stock, and 2,458 and 2,276, respectively, weighted average shares of restricted stock units.
Note 10—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The effective combined U.S. federal and state income tax rate applicable to the Company for the nine months ended September 30, 2020 was 15.8%, compared to 15.5% for the period ended September 30, 2019. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting. The Company recognized an income tax benefit of $10.0 million and $21.1 million during the three and nine months ended

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2020, respectively. The Company recognized income tax expense of $4.0 million and $17.1 million during the three and nine months ended September 30, 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act contains modifications to the rules around federal income tax net operating loss (“NOL”) rules. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and are reflected in the period of enactment. The Company has applied for and received a NOL carryback refund to recover $9.3 million of cash taxes paid by the Company in 2018. $5.4 million of the refund related to tax benefits covered by the TRAs (as defined below) and was paid to the TRA Holders (as defined below).
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
During the nine months ended September 30, 2020 redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $4.4 million in amounts payable under the TRAs, and a net increase of $5.2 million in deferred tax assets, all of which were recorded through equity. During the nine months ended September 30, 2019, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $25.3 million in amounts payable under the TRAs, and a net increase of $29.8 million in deferred tax assets, all of which were recorded through equity. At September 30, 2020 and December 31, 2019, the Company’s liability under the TRAs was $47.5 million and $50.3 million, respectively, a portion of which is presented as a component of current liabilities of $0 and $1.8 million, respectively, a portion of which is presented as a component of long-term liabilities of $47.5 million and $48.5 million, respectively, and the related deferred tax assets totaled $55.0 million and $49.9 million, respectively.
The Company made a tax benefit payment of $2.0 million to the Company’s TRA Holders, related to tax benefits realized during the calendar year ended December 31, 2018 and payable pursuant to the Company’s TRAs during the nine months ended September 30, 2020.
Note 11—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. However, effective April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its 6% matching contribution. Prior to April 1, 2020, the Company made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $0.0 million and $3.9 million for the three months ended September 30, 2020 and 2019, respectively, and $4.2 million and $11.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 12—Related Party Transactions
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV. Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the year ended December 31, 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 9,605,786 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—10 Income Taxes, and recognition of $22.3 million in amounts payable under the TRAs. As of September 30, 2020 and December 31, 2019, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV were $0.0 million and $1.3 million,

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
respectively, included in accrued interest and other and non-current liabilities were $20.6 million and $23.8 million, respectively, in payable pursuant to tax receivable agreements in the accompanying unaudited condensed consolidated balance sheets.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended September 30, 2020 and 2019 was $0.0 million and $7.1 million, respectively, and $0 and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, $0.4 million and $7.1 million, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amount outstanding, including all accrued interest, was paid in full in January 2020. As of September 30, 2020 and December 31, 2019, amounts outstanding under the amended payment terms from the Affiliate are $0 and $2.5 million, respectively, all of which is presented in accounts and notes receivable—related party in the accompanying unaudited condensed consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date.
During the three and nine months ended September 30, 2020, interest income from the Affiliate was $0 and $0.3 million, respectively, and accrued interest as of September 30, 2020 and December 31, 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
Liberty Holdings entered into an advisory agreement dated December 30, 2011 with R/C, in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The Company incurred no service fees during the three and nine months ended September 30, 2020 and 2019. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C, and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”) in connection with the IPO. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 shares referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owed under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the purchase, at the IPO price, or return of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the accompanying condensed consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The purchased and returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS was to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however the Company continues to purchase and lease equipment from PropX under certain lease agreements. For the three months ended September 30, 2020 and 2019, the Company leased proppant logistics equipment for $2.0 million and $2.4 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company leased proppant logistics equipment for $6.6 million and $7.3 million, respectively. The Company purchased no proppant logistics equipment for the three and nine months ended September 30, 2020 and 2019. Payables to PropX as of September 30, 2020 and December 31, 2019 were $1.4 million and $0.8 million, respectively. In April 2020, the Company and PropX amended certain logistics equipment leases to provide for a reduced monthly rate for the remaining initial lease term, which resulted in a $1.1 million reduction in lease

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payments over the remaining initial portion of the lease term, while also extending the term of those leases for an additional year. Further, in June 2020, the Company and PropX amended certain logistics equipment leases to defer rent for the month of June 2020 with the deferred payment becoming due without interest in the month following the end of the initial term, resulting in an additional $0.7 million reduction in lease payments in June 2020. The amendments resulted in a $3.0 million increase in the operating lease liability and $3.0 million increase in the operating right-of-use-asset (see Note 2–Significant Accounting Policies for additional information).
Note 13—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of September 30, 2020 and December 31, 2019, the agreements provide pricing and committed supply sources for the Company to purchase 2,614,750 and 7,978,300 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants or railcars. Additionally, related proppant transload service commitments extend through 2025.
As of September 30, 2020 and December 31, 2019, the Company also had agreements that provide pricing and committed supply source for the purchase of 610,500 and 3,339,534 gallons, respectively, of chemicals through December 31, 2020.
Future proppant, including rail car transport, and chemical commitments based on Company forecasts are as follows:

($ in thousands)
Remainder of 2020	$29,993
2021	67,533
2022	18,147
2023	9,524
2024	10,268
Thereafter	7,664
$143,129
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchases required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur such shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $24.3 million, $48.2 million, $18.0 million, $9.5 million, $10.3 million, and $7.7 million for the remainder of 2020 and years ended 2021, 2022, 2023, 2024, and thereafter, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.
Note 14—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2020 and 2019:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$531,831	$188,126	$719,957
Exchanges of Class B Common Stock for Class A Common Stock	1,013	(1,013)	10	(10)	6,561	—	6,561	(6,561)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	324	—	324	—	324
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	549	549
Stock based compensation expense	—	—	—	—	3,385	—	3,385	1,102	4,487
Restricted stock and RSU forfeitures	—	—	—	—	—	2	2	—	2
RSU Vesting	—	—	1	—	—	—	1	—	1
Net loss	—	—	—	—	—	(34,502)	(34,502)	(14,523)	(49,025)
Balance—September 30, 2020	85,866	27,068	$859	$271	$446,155	$60,317	$507,602	$168,693	$676,295

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—June 30, 2019	68,962	43,570	$690	$436	$318,099	$152,322	$471,547	$320,899	$792,446
Exchange of Class B Common Stock for Class A Common Stock	6,914	(6,914)	69	(69)	52,652	—	52,652	(52,652)	—
Offering Costs	—	—	—	—	(1,001)	—	(1,001)	(498)	(1,499)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	3,570	—	3,570	—	3,570
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(7,148)	—	(7,148)	—	(7,148)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(3,871)	(3,871)	—	(3,871)
$0.05/unit distribution to non-controlling interest unitholders	—	—	—	—	—	—	—	(1,857)	(1,857)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(557)	(557)
Stock based compensation expense	—	—	—	—	2,351	—	2,351	1,191	3,542
RSU Vesting	—	—	—	—	1	—	1	(1)	—
Restricted stock and RSU forfeitures	(8)	—	—	—	(22)	(1)	(23)	22	(1)
Net income	—	—	—	—	—	10,998	10,998	7,842	18,840
Balance—September 30, 2019	75,868	36,656	$759	$367	$368,502	$159,448	$529,076	$274,389	$803,465

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 15—The Acquisition of OneStim®
On August 31, 2020, the Company and certain of its subsidiaries entered into that certain Master Transaction Agreement (the “Transaction Agreement”) with Schlumberger Technology Corporation and Schlumberger Canada Limited (collectively “Schlumberger”), pursuant to which the Company will acquire certain assets and liabilities of Schlumberger’s OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (such entire business of Schlumberger “OneStim,” and the potion of OneStim to be acquired pursuant to the Transaction Agreement the “Transferred Business”) in exchange for up to 66,326,134 shares of Class A Common Stock and a non-interest bearing demand promissory note payable in either cash or shares of Class A Common Stock (the “Canadian Buyer Note” and such acquisition, the “Acquisition”). The Company expects that upon closing Schlumberger will hold approximately 37% of the issued and outstanding shares of common stock, including Class A Common Stock and Class B Common Stock. The parties to the Transaction Agreement expect that the Canadian Buyer Note will be satisfied in shares of Company Class A Common Stock. The Acquisition is subject to approval by the stockholders of the Company, as well as other customary closing conditions. The Acquisition is expected to close in the fourth quarter of 2020. See “Item 1A. Risk Factors” in this Quarterly Report, for discussion of risks related to the Acquisition.
Note 16—Subsequent Events
During October 2020, certain Liberty LLC Unitholders exercised their redemption rights and redeemed 5,516,965 Liberty LLC Units (and an equivalent number of shares of Class B Common Stock) for 5,516,965 shares of Class A Common Stock of the Company. This exchange resulted in an increase to the ownership percentage of Liberty LLC owned by the Company. The Company expects to record a decrease to the Company’s deferred tax liability as a result. In addition, the Company expects to record an increase to the payable pursuant to the TRAs.

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
On August 31, 2020, the Company and certain of its subsidiaries entered into the Transaction Agreement with Schlumberger, pursuant to which the Company will acquire certain assets and liabilities of Schlumberger's OneStim business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada in exchange for up to 66,326,134 shares of Class A Common Stock and the Canadian Buyer Note. The Company expects that upon closing Schlumberger will hold approximately 37% of the issued and outstanding shares of Common Stock, including Class A Common Stock and Class B Common Stock. The parties to the Transaction Agreement expect that the Canadian Buyer Note will be satisfied in shares of Company Class A Common Stock. The Acquisition is subject to approval by the stockholders of the Company, as well as other customary closing conditions. The Acquisition is expected to close in the fourth quarter of 2020. See “Item 1A. Risk Factors“ in this Quarterly Report, for discussion of risks related to the Acquisition. The combined company will deliver best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada land markets.
Recent Trends and Outlook
While the COVID-19 pandemic will continue to bring uncertainty in global oil demand in the months ahead, incremental monthly improvement in completions activity is a welcome sign of progress. Domestic onshore rig counts have increased weekly since late in the third quarter, marking a directional shift from declines observed through much of the third quarter. The most recent domestic onshore count for North America was 274 rigs reported as of October 23, 2020, up from the average in the third quarter of 2020 of 241, according to a report by Baker Hughes, a GE company. We believe the increase in activity has been in response to West Texas Intermediate (“WTI”) prices that have largely stabilized in recent months, relative to volatility observed during the second quarter of 2020. In the third quarter of 2020, the price of WTI averaged $40.89 compared with an average of $27.96 for the second quarter of 2020 and an average of $56.34 for the third quarter of 2019. Subsequent to September 30, 2020, the price of WTI has averaged $40.01 through October 23, 2020.
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
We have been proactive in protecting our business during these unprecedented events. During the second quarter, we moved quickly to preserve cash and protect our balance sheet and announced strategic actions to align our cost structure with demand for frac services. Regrettably, for the first time in the Company’s history we undertook a reduction of our personnel and staffed fleet count by approximately 50%. We also suspended variable compensation plans and our 401(k) match, implemented base salary reductions, executive and director compensation reductions, operating cost rationalization, reduction of planned 2020 capital expenditures, and suspended our quarterly dividend. Further, we implemented a company-wide employee furlough plan that flexes our cost structure to align with the uncertain level of frac demand we experienced during the second and third quarter of 2020. As of September 30, 2020 there were no employees on furlough.
While the market for completion services has rebounded from lows experienced during the second quarter, worldwide demand and supply for oil remain in flux due to the effects of COVID-19. In the fourth quarter of 2020, we anticipate our activity levels will improve over the third quarter 2020. However, we cannot predict with any certainty when demand for, or pricing of, our frac services will meaningfully increase. We believe decreased levels of demand as compared to pre-COVID-19 activity levels will likely persist at least through early 2021.
Results of Operations
Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three months ended September 30,
Description	2020	2019	Change
	(in thousands)
Revenue	$147,495	$515,079	$(367,584)
Cost of services, excluding depreciation and amortization shown separately	139,237	421,007	(281,770)
General and administrative	18,807	25,302	(6,495)
Severance and related costs	1,109	—	1,109
Depreciation and amortization	44,496	42,324	2,172
Gain on disposal of assets	(752)	(124)	(628)
Operating (loss) income	(55,402)	26,570	(81,972)
Interest expense, net	3,595	3,726	(131)
Net (loss) income before income taxes	(58,997)	22,844	(81,841)
Income tax (benefit) expense	(9,972)	4,004	(13,976)
Net (loss) income	(49,025)	18,840	(67,865)
Less: Net (loss) income attributable to non-controlling interests	(14,523)	7,842	(22,365)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,502)	$10,998	$(45,500)
Revenue
Our revenue decreased $367.6 million, or 71.4%, to $147.5 million for the three months ended September 30, 2020 compared to $515.1 million for the three months ended September 30, 2019. Average active fleets decreased 59.1% to 9.4 from 23.0 average active fleets deployed during the three months ended September 30, 2020 and 2019, respectively, related to the April 2020 reduction in staffed fleets in response to market conditions, as discussed above in Recent Trends and Outlook. Further, revenue per average active fleet decreased 29.9% to $15.7 million for the three months ended September 30, 2020 compared to $22.4 million for the three months ended September 30, 2019, attributable to deterioration in the market as previously discussed.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $281.8 million, or 66.9%, to $139.2 million for the three months ended September 30, 2020 compared to $421.0 million for the three months ended September 30, 2019, which is consistent with the decrease in operations and revenues discussed above. The decrease in expense is primarily attributed to a decrease in material costs of $187.7 million or 74.4% due to the lower volumes of materials consumed, $23.0 million or 46.0% decrease in repairs and maintenance costs due to the decrease in pump hours, and a $56.7 million or 63.8% decrease in personnel costs due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs.
General and Administrative
General and administrative expenses decreased $6.5 million, or 25.7%, to $18.8 million for the three months ended September 30, 2020 compared to $25.3 million for the three months ended September 30, 2019 primarily related to a decrease in personnel costs, excluding share based compensation, of $5.8 million due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs, as well as a $1.3 million decrease in travel and entertainment expenses. Additionally, general and administrative expense included $3.3 million of share based compensation expense during the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019.

Severance and Related Costs
Severance and related costs were $1.1 million for the three months ended September 30, 2020 compared to $0 for the three months ended September 30, 2019. The Company reduced its workforce in April 2020 and commenced furlough schedules for remaining employees in May 2020. The Company paid insurance and other benefits of $1.1 million for employees while they were on furlough. The Company did not lay-off or furlough any employees in during 2019.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 5.1%, to $44.5 million for the three months ended September 30, 2020 compared to $42.3 million for the three months ended September 30, 2019, due to one additional hydraulic fracturing fleet and additional support equipment deployed in the twelve months ended September 30, 2020.
Gain on disposal of assets
Gain on disposal of assets increased $0.6 million to $0.7 million for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019, attributed to the disposition of assets, primarily related to light duty vehicles.
Operating (Loss) Income
We realized operating loss of $55.4 million for the three months ended September 30, 2020 compared to income $26.6 million for the three months ended September 30, 2019, a decrease of $82.0 million. The decrease is primarily due to the $367.6 million, or 71.4%, decrease in total revenue only partially offset by a $285.6 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work as a result of the COVID-19 pandemic and steep decline in oil prices in March and April of 2020.
Interest Expense, net
Interest expense, net was consistent between periods, decreasing slightly by $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Net (Loss) Income before Income Taxes
We realized net loss before income taxes of $59.0 million for the three months ended September 30, 2020 compared to income of $22.8 million for the three months ended September 30, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized a tax benefit of $10.0 million for the three months ended September 30, 2020, at an effective rate of 16.9%, compared to expense of $4.0 million, at an effective rate of 17.5%, recognized during the three months ended September 30, 2019. This decrease in income tax expense is attributable to the net decrease in operating income, the significant components of which are discussed above.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine months ended September 30,
Description	2020	2019	Change
	(in thousands)
Revenue	$708,201	$1,592,374	$(884,173)
Cost of services, excluding depreciation and amortization shown separately	621,471	1,276,750	(655,279)
General and administrative	65,484	71,379	(5,895)
Severance and related costs	10,166	—	10,166
Depreciation and amortization	134,258	121,079	13,179
(Gain) loss on disposal of assets	(520)	1,242	(1,762)
Operating (loss) income	(122,658)	121,924	(244,582)
Interest expense, net	10,859	11,505	(646)
Net (loss) income before income taxes	(133,517)	110,419	(243,936)
Income tax (benefit) expense	(21,074)	17,147	(38,221)
Net (loss) income	(112,443)	93,272	(205,715)
Less: Net (loss) income attributable to non-controlling interests	(33,890)	42,121	(76,011)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(78,553)	$51,151	$(129,704)
Revenue
Our revenue decreased $884.2 million, or 55.5%, to $708.2 million for the nine months ended September 30, 2020 compared to $1,592.4 million for the nine months ended September 30, 2019. Average active fleets decreased 46.1% to 12.3 from 22.8 average active fleets deployed during the nine months ended September 30, 2020 and 2019, respectively, related to the April 2020 reduction in staffed fleets in response to market conditions, as discussed above in Recent Trends and Outlook. Further, revenue per average active fleet decreased 17.6% to $57.6 million for the nine months ended September 30, 2020 compared to $69.8 million for the nine months ended September 30, 2019, attributable to deterioration in the market as previously discussed.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $655.3 million, or 51.3%, to $621.5 million for the nine months ended September 30, 2020 compared to $1,276.8 million for the nine months ended September 30, 2019, which is consistent with the decrease in operations and revenues discussed above. The decrease in expense is primarily attributed to a decrease in material costs of $415.0 million or 54.0% due to the lower volumes of materials consumed, $85.2 million or 51.0% decrease in repairs and maintenance costs due to the decrease in pump hours, and a $116.0 million or 45.0% decrease in personnel costs due to the reduction in headcount as well as the temporary suspension of bonus and 401(k) match programs.
General and Administrative
General and administrative expenses decreased $5.9 million, or 8.3%, to $65.5 million for the nine months ended September 30, 2020 compared to $71.4 million for the nine months ended September 30, 2019 primarily related to an decrease in personnel costs, excluding share based compensation, of $11.0 million due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs, offset by an increase in allowance for credit losses of $4.7 million. Additionally, general and administrative expense included $9.4 million of share based compensation expense during the nine months ended September 30, 2020 compared to $6.8 million for the nine months ended September 30, 2019.
Severance and Related Costs
Severance and related costs were $10.2 million for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019. The Company reduced its workforce in April 2020 and commenced furlough schedules for remaining employees in May 2020. The Company did not lay-off or furlough any employees in during 2019.

Depreciation and Amortization
Depreciation and amortization expense increased $13.2 million, or 10.9%, to $134.3 million for the nine months ended September 30, 2020 compared to $121.1 million for the nine months ended September 30, 2019, due to one additional hydraulic fracturing fleet and additional support equipment deployed in the twelve months ended September 30, 2020.
(Gain) Loss on disposal of assets
The Company recognized a gain on disposals of $0.5 million for the nine months ended September 30, 2020 compared to a loss of $1.2 million for the nine months ended September 30, 2019. The gain in 2020 is primarily related to proceeds on sales of light duty trucks.
Operating (Loss) Income
We realized an operating loss of $122.7 million for the nine months ended September 30, 2020 compared to operating income of $121.9 million for the nine months ended September 30, 2019, a decrease of $244.6 million. The decrease is primarily due to the $884.2 million, or 55.5%, decrease in total revenue only partially offset by a $639.6 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work as a result of the COVID-19 pandemic and steep decline in oil prices in March and April.
Interest Expense, net
Interest expense, net was consistent between periods, decreasing slightly by $0.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Net (Loss) Income before Income Taxes
We realized net loss before income taxes of $133.5 million for the nine months ended September 30, 2020 compared to net income before income taxes of $110.4 million for the nine months ended September 30, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $21.1 million for the nine months ended September 30, 2020, at an effective rate of 15.8%, compared to income tax expense of $17.1 million, at an effective rate of 15.5%, recognized during the nine months ended September 30, 2019. This decrease in income tax expense is attributable to the decrease in operating income, the significant components of which are discussed above.
Although the Company’s tax rate was 15.8% for the nine months ended September 30, 2020, the Company expects the effective tax rate to be approximately 16.1% for the full year ended December 31, 2020. The rate is lower for the nine months ended September 30, 2020 due to discrete items recorded related to stock based compensation and the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the nine months ended September 30, 2020.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2020	2019	Change	2020	2019	Change
	(in thousands)
Net income	$(49,025)	$18,840	$(67,865)	$(112,443)	$93,272	$(205,715)
Depreciation and amortization	44,496	42,324	2,172	134,258	121,079	13,179
Interest expense, net	3,595	3,726	(131)	10,859	11,505	(646)
Income tax expense	(9,972)	4,004	(13,976)	(21,074)	17,147	(38,221)
EBITDA	$(10,906)	$68,894	$(79,800)	$11,600	$243,003	$(231,403)
Fleet start-up and lay-down costs	5,958	1,273	4,685	10,457	2,733	7,724
Asset acquisition costs	1,500	—	1,500	1,500	—	1,500
(Gain) loss on disposal of assets	(752)	(124)	(628)	(520)	1,242	(1,762)
Provision for credit losses	—	—	—	4,678	—	4,678
Severance and related costs	1,109	—	1,109	10,166	—	10,166
Adjusted EBITDA	$(3,091)	$70,043	$(73,134)	$37,881	$246,978	$(209,097)
EBITDA was $(10.9) million for the three months ended September 30, 2020 compared to $68.9 million for the three months ended September 30, 2019. Adjusted EBITDA was $(3.1) million for the three months ended September 30, 2020 compared to $70.0 million for the three months ended September 30, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue only partially offset by a decreases in operating expenses. See factors described under the captions Revenue and Cost of Services above.
EBITDA was $11.6 million for the nine months ended September 30, 2020 compared to $243.0 million for the nine months ended September 30, 2019. Adjusted EBITDA was $37.9 million for the nine months ended September 30, 2020 compared to $247.0 million for the nine months ended September 30, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from decreases in revenue only partially offset by a decreases in operating expenses. See factors described under the captions Revenue and Cost of Services above.
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
In response to the COVID-19 pandemic, we took significant steps to enhance our financial position through an uncertain duration of reduced activity levels. We reduced our planned 2020 capital expenditures budget by approximately 50% to between $70 and $90 million. We reduced our fleet and personnel count by approximately 50% and significantly reduced cash compensation costs through a combination of suspended variable compensation plans and matching 401(k) contributions as well as reductions to base salaries. We suspended our quarterly dividend in April 2020. While the Company is unable to accurately foresee further impacts from the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, levels of hedged production, unforeseen well shut-ins and our customers’ ability to timely pay receivables when due, we believe our financial resources and liquidity levels, along with various contingency plans to reduce costs, are sufficient to manage the impact currently anticipated from the pandemic.
In connection with the Acquisition, Schlumberger has agreed to deliver at least $60.0 million working capital, as defined, upon closing, which is anticipated during the fourth quarter of 2020, or provide a cash payment to cure any shortfall.
Cash and cash equivalents decreased by $27.9 million to $84.8 million as of September 30, 2020 compared to $112.7 million as of December 31, 2019, while working capital excluding cash decreased $23.0 million. We have no debt maturities beyond a 1% quarterly amortization payment of $0.4 million until September of 2022. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2020	2019	Change
	(in thousands)
Net cash provided by operating activities	$70,006	$245,075	$(175,069)
Net cash used in investing activities	(81,271)	(157,694)	76,423
Net cash used in financing activities	(16,606)	(50,698)	34,092
Net increase (decrease) in cash and cash equivalents	$(27,871)	$36,683	$(64,554)
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2020 and 2019
Operating Activities. Net cash provided by operating activities was $70.0 million for the nine months ended September 30, 2020, compared to $245.1 million for the nine months ended September 30, 2019. The $175.1 million decrease in cash from operating activities is primarily attributable to a $884.2 million decrease in revenues offset by a $639.6 million decrease in operating expense and a $48.1 million increase in cash due to decreases in working capital for the nine months ended September 30, 2020, compared to $8.1 million of cash from a decrease in working capital for the nine months ended September 30, 2019.
Investing Activities. Net cash used in investing activities was $81.3 million for the nine months ended September 30, 2020, compared to $157.7 million for the nine months ended September 30, 2019. The decrease in net cash used in investing activities is attributable to a decrease in capital expenditures in an effort to reduce spending and the reduced fleet count.
Financing Activities. Net cash used in financing activities was $16.6 million for the nine months ended September 30, 2020, compared to $50.7 million for the nine months ended September 30, 2019. The $34.1 million decrease in cash used in financing activities was primarily due to an $18.4 million decrease in share repurchases and a $11.0 million reduction in dividends and per unit distributions to non-controlling interest unit holders in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory.
Based upon the September 30, 2020 financial statements, the borrowing base is currently $70.2 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.8 million, resulting in $69.4 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.

Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income.
The Company recognized an income tax benefit of $21.1 million, effective combined U.S. federal and state income tax rate applicable to the Company of 15.8%, for the nine months ended September 30, 2020 compared to income tax expense of $17.1 million, combined effective rate of 15.5%, for the nine months ended September 30, 2019. Although the Company’s tax rate is 15.8% for the nine months ended September 30, 2020, the Company expects the effective tax rate to be approximately 16.1% for the full year ended December 31, 2020. The rate is lower for the nine months ended September 30, 2020 due to discrete items recorded related to stock based compensation and the Company’s response to the CARES Act. The CARES Act allowed the Company to carry back NOLs incurred during the year ended December 31, 2019 which allowed for the recognition of tax attributes during the nine months ended September 30, 2020.
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
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of September 30, 2020, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 13—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Actions
Information relating to legal proceedings is described in Note 13 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report, our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2020, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.
Risk Factors Related to Our Business
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
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein, in the Annual Report and in our other SEC filings. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.
Weak economic conditions and widespread financial distress, including the significantly reduced global and national economic activity caused by the COVID-19 pandemic, could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, one of our customers entered bankruptcy proceedings during the nine months ended September 30, 2020, which resulted in our recording of approximately $2.7 million for credit losses.
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
Currently, hydraulic fracturing is generally exempt from regulation under the SDWA UIC program and is typically regulated by state oil and gas commissions or similar agencies. However, federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Moreover, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of produced water from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The BLM published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and Native American lands, but the BLM rescinded the 2015 rule in late 2017. This rescission and the rule as promulgated has been subject to ongoing litigation and, only recently, on July 15, 2020, a federal district court vacated the BLM’s rescission of the Waste Prevention rule, finding the rulemaking process for the rescission “wholly inadequate.”
EPA rules on the capture of methane and VOC emissions released during oil and natural gas activities, including hydraulic fracturing, is currently subject to legal challenge. In 2016, the EPS published a final rule under the Clean Air Act establishing performance standards for those emissions but since that time the EPS has taken several steps to delay implementation of the rule, including issuance of a final rule on September 14, 2020 that announced policy changes to the 2016 rule removing the transmission and storage segments, rescinding the VOC and methane emissions standards for those segments, and rescinding methane emissions standards for the production and processing segments. Immediately following publication of this rule, two lawsuits brought by states and environmental organizations have been brought and consolidated in the U.S. Court of Appeals for the D.C. Circuit, challenging the September 14, 2020 EPS final rule announcing the policy changes to the 2016 final rule. Also, in response to an emergency motion lodged with the U.S. court of Appeals for the D.C. Circuit by the environmental groups on September 15, 2020 for a long-term stay of the September 14, 2020 final rule, the court issued a temporary stay on September 17, 2020 to this final rule. The future implementation of these methane and VOC rules or the amendments thereto are uncertain as these lawsuits are litigated.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process and with the upcoming presidential election in 2020, hydraulic fracturing has been a frequent topic of the candidates. For example, former Democratic candidate for President in 2020 Senator Bernie Sanders (D-VT), introduced a bill in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025. Further, Democratic candidate for President in 2020 Joe Biden has announced varying positions on hydraulic fracturing which suggest that if he is elected as President, his administration would likely seek, at a minimum, to ban new permits that allow hydraulic fracturing on federal lands and waters. At this time, it remains unclear how a new administration would address hydraulic fracturing. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions, delays or curtailments in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services.
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
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays for our customers or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult for us and our customers to perform hydraulic fracturing. The adoption of any additional laws or regulations regarding hydraulic fracturing or a furtherance of themes of investment avoidance or limitation in hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our services and increased compliance costs and time. Such a decrease could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) or increased focus on reducing the use of combustion engines in transportation (such as governmental mandates that ban the sale of new gasoline-powered automobiles) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.

Risk Factors Relating to the Acquisition
The Company may not be successful in completing the Acquisition.
The consummation of the Acquisition is subject to certain conditions, including the receipt of stockholder and regulatory approval which may or may not be obtained. If the conditions to the consummation of the transactions contemplated by the Transaction Agreement are not satisfied, or if the Transaction Agreement is terminated prior to closing, the Acquisition will not be consummated.
The Company will incur significant transaction and acquisition-related costs in connection with the Acquisition.
The Company expects to incur significant costs associated with the Acquisition and combining the existing operations of the Company with the Transferred Business. The substantial majority of the expenses resulting from the Acquisition will be composed of transaction costs related to the Acquisition and business integration costs. Additional unanticipated costs may be incurred in the integration of the two businesses. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the Company to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
Completion of the Acquisition could trigger the change of control restriction in the Company’s credit facilities. The failure to obtain the requisite consent or waiver may have an adverse impact on the Company’s ongoing business and results of operations.
The Company’s existing credit facilities prohibit certain acquisition transactions, including those resulting in a change of control, as such term is defined in the credit facilities. The Acquisition could trigger the change of control restriction in the credit facilities because the Schlumberger Parties are expected to own over 35% of the outstanding shares of Common Stock after Closing of the Acquisition if the Canadian Buyer Note is satisfied with shares of Class A Common Stock. If the Company is unable to negotiate a waiver of this provision, the lenders thereto may exercise their rights and remedies under the credit facilities, potentially terminating the agreements or seeking monetary damages. The waiver from the lenders is a condition that must occur prior to Closing, but such closing condition may be waived by the Company, allowing such lenders to terminate the agreements or seek monetary damages. The foregoing or similar developments may have an adverse impact on the post-acquisition company’s business and results of operations.
The Company may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Acquisition from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Acquisition, the injunction may delay or prevent the Acquisition from being completed, which may adversely affect the Company’s business, results of operations and financial condition.
Risk Factors Relating to the Company Following the Acquisition
The integration of the Transferred Business may not be as successful as anticipated, and the Company may not achieve the intended benefits or do so within the intended timeframe.
The Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in integrating the Transferred Business, particularly during the COVID-19 pandemic, and the Company’s ability to manage the Transferred Business after the Closing, may result in the Company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the Company’s financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
•    the inability to successfully integrate the Transferred Business, operationally and culturally, in a manner that permits the Company to achieve the full revenue anticipated from the Acquisition;
•    performance shortfalls due to COVID-19 pandemic and related decline in demand for the post-acquisition company’s services;
•    complexities associated with managing a larger, more complex, integrated business, including the potential diversion of the Company’s management’s attention;
•    not realizing anticipated operating synergies;

•    potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Acquisition;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls as a result of the diversion of management’s attention caused by completing the Acquisition and integrating the Transferred Business operations; and
•    the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the Acquisition will depend, in part, on the Company’s ability to realize the anticipated benefits from combining the Transferred Business and the Company’s business, including operational and other synergies that the Company believes the post-acquisition company will achieve. The anticipated benefits of the Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized.
The Acquisition and the post-acquisition company may be materially and adversely affected by the recent COVID-19 outbreak.
The effects of the COVID-19 outbreak have included, and may continue to include, adverse revenue and net income effects, financial health of customers and therefore their ability to drill and complete wells or pay for services provided, financial health of suppliers and therefore their ability to deliver necessary goods and services, disruptions to operations, and ultimately the financial health and results of the post-acquisition company. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to the post-acquisition company’s operating results cannot be reasonably estimated, but it may last for an extended period of time. We anticipate that 2020 will continue to be a challenging year for the industry, as our customers continue to reduce their capital budgets, and, as a result, we expect a significant decline in activity and a corresponding reduction in revenue.
The extent to which the post-acquisition company’s operating and financial results will be affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify or incorporate by reference herein. COVID-19 may also materially adversely affect the post-acquisition company’s operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to the post-acquisition company’s operations.
The Company’s results may suffer if it does not effectively manage its expanded operations following the Acquisition.
Following completion of the Acquisition, the size of the Company’s business will increase significantly beyond its current size. The Company’s future success will depend, in part, on the Company’s ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the Transferred Business and their operations into the Company’s existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners. Failure to successfully manage the Transferred Business may have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company’s current stockholders will have a reduced ownership and voting interest after the Acquisition compared to their current ownership and will exercise less influence over management.
Based on the number of issued and outstanding shares of Common Stock as of August 31, 2020, immediately after the Acquisition is completed and assuming the Canadian Buyer Note is satisfied in shares of Class A Common Stock, it is expected that the Schlumberger Parties will own approximately 37% of the outstanding shares of Common Stock on a pro forma basis. As a result of the Acquisition, the Company’s current stockholders will own a smaller percentage of the outstanding shares of Common Stock than they currently own, and, as a result, will have less influence on the Company’s management and policies. In addition, the Company may issue additional equity from time to time.
The Schlumberger Parties will have significant influence over us after completion of the Acquisition.
Upon completion of the Acquisition and assuming the Canadian Buyer Note is satisfied in shares of Class A Common Stock, it is expected that the Schlumberger Parties will own approximately 37% of the outstanding shares of Common Stock as of August 31, 2020 on a pro forma basis. As long as the Schlumberger Parties own or control a significant percentage of the Company’s outstanding voting power, they will have the ability to significantly influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of the Board, any amendment to the Company’s certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of the Company’s assets. The Schlumberger Parties’ influence over the post-acquisition company management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the post-acquisition company, which could cause the market price of the shares of Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for the shares of Class A Common Stock.
Pursuant to the A&R Stockholders Agreement, Schlumberger Limited will have the right to nominate up to two directors to the post-acquisition company’s board of directors. Schlumberger Limited’s right to designate directors to the post-acquisition company’s board of directors is subject to the Schlumberger Parties’ ownership percentage of the total outstanding shares of Common Stock. If the Schlumberger Parties and their affiliates collectively beneficially own: (a) 20% or greater of the outstanding shares of Common Stock, they will have the right to appoint two directors or (b) at least 10% but less than 20% of the outstanding shares of Common Stock, they will have the right to appoint one director.
The Schlumberger Parties’ interests may not align with the Company’s interests or the interests of the Company’s other stockholders.
Sales of substantial amounts of shares of Class A Common Stock in the open market by the Schlumberger Parties could depress the Company’s stock price.
Shares of Class A Common Stock that are issued to the Schlumberger Parties in the Acquisition will become freely tradable once registered pursuant to the A&R Registration Rights Agreement, which will become effective upon the consummation of the Acquisition. Once registered, shares of Class A Common Stock held by the Schlumberger Parties will have no restrictions other than described below or require further registration under the Securities Act, provided, however, that any stockholders, including Schlumberger Technology Corporation and Schlumberger Canada Limited, as applicable, who are deemed the Company’s affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act.
Pursuant to the A&R Stockholders Agreement, the Schlumberger Parties are subject to the Lock-Up and Transfer Restrictions. The Schlumberger Parties will not, (a) for a period of nine months from the Closing, transfer or dispose of (or take other analogous actions in accordance with the terms of the A&R Stockholders Agreement) any economic, voting or other rights in or to their shares of Class A Common Stock, other than certain permitted transfers, and (b) for a period of four years from the Closing, make any transfer of shares of Class A Common Stock to any direct competitor of the Company or to any person that is subject to, or by virtue of such transfer would become subject to, the reporting obligations under Schedule 13D under the Exchange Act, with respect to shares of Common Stock.
Following the Lock-Up and Transfer Restrictions period, the Schlumberger Parties may wish to dispose of some or all of their interests in the Company, and as a result may seek to sell their shares of Class A Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Class A Common Stock, may affect the market for, and the market price of, shares of Class A Common Stock in an adverse manner.
If the Acquisition is completed and the Company’s stockholders, including the Schlumberger Parties, sell substantial amounts of Class A Common Stock in the public market following the closing of the Acquisition, the market price of the Class A Common Stock may decrease. These sales might also make it more difficult for the Company to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.
If the perceived benefits of the Acquisition are not realized, the Acquisition may not be accretive to certain Company metrics, which may negatively affect the market price of the Class A Common Stock.
If certain assumptions and benefits are not realized in the Acquisition, it is possible that the Acquisition may be detrimental to the Company’s metrics, including earnings per share, which could negatively affect the market price of the Class A Common Stock.
In connection with the completion of the Acquisition, the Company may issue up to 66,326,134 shares of Class A Common Stock. The issuance of these new shares of Class A Common Stock could have the effect of depressing the market price of shares of the Class A Common Stock. Any dilution of, or delay of any accretion to, the Company’s earnings per share could cause the price of shares of the Class A Common Stock to decline or increase at a reduced rate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Master Reorganization Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services New HoldCo LLC, and the other parties named therein (1)

2.2
Master Transaction Agreement, date as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Liberty Oilfield Services New HoldCo LLC, LOS Canada Operations Inc. and Liberty Oilfield Services Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (1)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (3)

4.1
Stockholder Agreement, dated as of January 17, 2018, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P., and other parties names therein (1)

4.2	Stockholders Agreement, dated as of July 23, 2019, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P. and R/C Energy IV Direct Partnership, L.P. (4)

10.1
Fourth Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto *

10.2
Third Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto *

10.3
Voting and Support Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, R/C IV Liberty Holdings, L.P., R/C Energy IV Direct Partnership, L.P., and Liberty Oilfield Services Inc. (2)

10.4	Voting and Support Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Christopher A. Wright, and Liberty Oilfield Services Inc. (2)

10.5	Voting and Support Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Michael Stock, and Liberty Oilfield Services Inc. (2)

10.6	Voting and Support Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Ron Gusek, and Liberty Oilfield Services Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 29, 2019.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	October 29, 2020	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 29, 2020	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 29, 2020	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)