Form 10-K
period 2020-12-31
Liberty Oilfield Services Inc.
filed 2021-02-24
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $356.7 million, determined using the per share closing price on the New York Stock Exchange on that date of $5.48. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 19, 2021 the Registrant had 165,068,515 shares of Class A Common Stock and 14,472,440 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth including from the OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices, future global economic conditions, the impacts of the COVID-19 pandemic, improvements in operating procedures and technology, the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Annual Report on Form 10-K (“Annual Report”) and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
This Annual Report includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other publish independent sources, such as content and estimates provided by Coras Research, LLC as of December 31, 2020. Coras Research, LLC (“CORAS”) is not a member of the Financial Industry Regulator Authority (FINRA) or the Securities Investor Protection Corporation (SIPC) and is not a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.
ii

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the terms “Company,” “we,” “us” and “our” refer to, collectively, Liberty Oilfield Services LLC and LOS Acquisition Co I LLC and its subsidiaries (collectively, the “Predecessor”) for periods prior to the IPO (as defined herein), and, for periods as of and following the IPO, Liberty Oilfield Services Inc. and its consolidated subsidiaries. References to “Liberty LLC” refer to Liberty Oilfield Services New HoldCo LLC. References to “Liberty Holdings” refer to Liberty Oilfield Services Holdings LLC.
Item 1. Business
Our Company
We are an independent provider of hydraulic fracturing and wireline services and related goods to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Williston Basin, the San Juan Basin and the Powder River Basin. Following the completion of the OneStim Acquisition (as defined below) we now also provide services in the Haynesville Shale, the South Central Oklahoma Oil Province and Sooner Trend Anadarko Canadian Kingfisher (collectively the “SCOOP/STACK”), the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin.
The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid—typically a mixture of water, chemicals and proppant—into a well casing or tubing in order to cause the underground formation to fracture or crack. These fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent, or proppant,—typically sand—becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well. The fracturing fluid is engineered to lose viscosity, or “break,” and is subsequently flowed back from the formation, leaving the proppant suspended in the formation fractures. Once our customer has flushed the fracturing fluids from the well using a controlled flow-back process, the customer manages fluid and water recycling or disposal.
Our hydraulic fracturing fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, engines, transmissions, radiators and other supporting equipment that are typically mounted on trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high pressure fracturing iron, which are necessary to perform a typical hydraulic fracturing job, as a “fleet,” and the personnel assigned to each fleet as a “crew,” the size of each fleet and crew can vary depending on the requirements of each job design.
We have wireline operations after December 31, 2020 as a result of the OneStim Acquisition (as defined below). Our wireline units consist of a truck equipped with a spool of wireline that is lowered into wells to convey specialized tools or equipment necessary to connect the wellbore with the target formation. This operation is performed between each hydraulic fracturing stage. We offer our wireline service on a stand alone basis or alongside our hydraulic fracturing services. When offered along side our hydraulic fracturing services, we are able to maximize efficiency for our customers through optimized coordination of the wireline and hydraulic fracturing services.
Our operations are organized into a single business segment, which consists of hydraulic fracturing services, including wireline, and goods, including our Permian sand mines, and we have one reportable geographical segment, North America. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 30 fleets in the first quarter of 2021, including the addition of active fleets as a result of the OneStim Acquisition (as defined below).
Our founders and existing management were pioneers in the development of data-driven hydraulic fracturing technologies for application in shale plays. Prior to founding the Company, the majority of our management team founded and built Pinnacle Technologies, Inc. (“Pinnacle Technologies”) into a leading fracturing technology company. In 1992, Pinnacle Technologies developed the first commercial hydraulic fracture mapping technologies, analytical tools that played a major role in launching the shale revolution. Our extensive experience with fracture technologies and customized fracture design has enabled us to develop new technologies and processes that provide our customers with real time solutions that significantly enhance their completions. These technologies include hydraulic fracture propagation models, reservoir engineering tools, large, proprietary shale production databases and multi-variable statistical analysis techniques. Taken together, these technologies have enabled us to be a leader in hydraulic fracture design innovation and application.
We believe the following characteristics distinguish us from our competitors and are the foundations of our business: forming ongoing partnerships of trust and innovation with our customers; developing and utilizing technology to maximize well performance; and promoting a people-centered culture focused on our employees, customers and suppliers. We have developed strong relationships with our customers by investing significant time in fracture design collaboration, which substantially enhances their production economics. Our technological innovations have become even more critical as E&P companies have increased the completion complexity and fracture intensity of horizontal wells. We are proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; and (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs. We foster a people-centered culture built around honoring our commitments to customers, partnering with our suppliers and hiring, training and retaining people that we believe to be the best talent in our field, enabling us to be one of the safest and most efficient hydraulic fracturing companies in North America.
Recent Developments
On December 31, 2020, the Company acquired certain assets and liabilities of Schlumberger Limited’s (“Schlumberger”) OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business (such entire business of Schlumberger, “OneStim,” and the portion of OneStim acquired pursuant by the Company, the “Transferred Business”) in exchange for consideration resulting in a total of 66,326,134 shares of Class A common stock, par value $0.01 per share, of the Company (the “Class A Common Stock”) being issued in connection with the transaction (such transaction, the “OneStim Acquisition”; see Note 3—The OneStim Acquisition to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data”). Effective December 31, 2020, Schlumberger owned 37% of the issued and outstanding shares of our combined Class A Common Stock and our Class B common stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).
The OneStim Acquisition substantially increased the Company’s geographical reach and expanded operations, allowing the Company to serve a broader range of customers and utilize the increase in scale, vertical integration and technological know-how to better serve new and existing customers. The Transferred Business includes over 500 fully operational hydraulic fracturing pumps, district facilities, pumpdown perforating wireline units, two state-of-the-art sand mines in the Permian Basin and a highly experienced team of employees. Additionally, the Company added over 400 owned and licensed patents, significant internally developed software intellectual property and a strategic alliance agreement, which increases access to technology portfolios and advances the technological collaborations we are able to offer our customers. The combined company offers best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
Cyclical Nature of Industry
We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations, such as those experienced in 2020. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies of hydrocarbons and reduced prices which in turn tend to drive a future reduction in E&P companies capital expenditures and reduce demand for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort comparisons of results across periods.
Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion capital expenditure budgets. Our most notable declines typically occur in the fourth quarter of the year for the reasons described above. Additionally, some of the areas in which we have operations, including Canada, the DJ Basin, Powder River Basin and Williston Basin, are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice, rain, or frost, and related road restrictions, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water.

Intellectual Property
Over the last several years and in connection with the OneStim Acquisition, we have significantly invested in our research and technology capabilities. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers.
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
Human Capital Management
As of December 31, 2020, we had 1,946 employees and no unionized labor. We believe we have good relations with our employees. We promote a people-centered culture focused heavily on our employees and believe that the strength of our workforce is critical to our success as a company. We consistently assess the current business environment and labor market to refine our compensation and benefits programs in order to attract and retain top talent in our industry. We generally strive to hire people with integrity, a positive attitude and hunger to learn and contribute to a team. In response to the COVID-19 pandemic, we reduced our headcount and implemented a company-wide employee furlough plan in order to align with the uncertain level of frac demand we experienced during the second and third quarters of 2020. As of September 30, 2020, all furloughed employees had returned from furlough. We have implemented and continue to implement safety measures in all of our facilities to address the COVID-19 pandemic.
Additionally, as a result of the OneStim Acquisition, we expect to hire approximately 800 employees following a brief transition period during which their continuing service is provided while on secondment from Schlumberger.
Health and Safety
Our people are our most important asset and ensuring their safety and the safety of those around them is the most important thing we do. Making certain that the Liberty team is well trained to handle the complexities of daily field operations, and that their training and competency remains current with the latest technology and standards is a key component. In order to facilitate this training, we have developed the Liberty Frac Academy, a thorough program where employees are trained on various aspects of the Company, from safety in equipment operation to leadership skills. The Liberty Frac Academy not only ensures dissemination of high-quality training material, but also provides a forum for sharing best practices and lessons learned across the Company.
Programs and Benefits
One way we have demonstrated a history of investing in our workforce is by offering competitive salaries and wages. To foster a strong sense of ownership, restricted stock units are provided to eligible non-executive employees under our stock incentive program. Furthermore, we offer innovative benefits to all eligible employees, including, among others, comprehensive health insurance coverage, parental leave to all new parents, for birth or adoption, financial support for child adoption, leave to care for partners with serious health conditions, 401(k) savings plan and educational tuition assistance for both bachelor’s degree and master’s degree programs. We are also passionate about community investment and, in 2019, we joined the Ban the Box initiative which provides work opportunities for formerly incarcerated individuals.

Properties
Properties
Our corporate headquarters are located at 950 17th Street, Suite 2400, Denver, Colorado 80202. We lease our general office space at our corporate headquarters. The lease expires in December 2027. We currently own or lease the following additional principal properties:

District Facility Location	Size	Leased or Owned
Midland, TX	160,000 sq. ft on 147 acres	Owned
Odessa, TX	77,500 sq. ft on 47 acres	Owned
Cibolo, TX	90,000 sq. ft on 34 acres	Owned
Kermit, TX	5,000 acres	Owned
Monahans, TX	3,200 acres	Owned
Shreveport, LA	225,000 sq ft. on 50 acres	Owned
Cheyenne, WY	115,000 sq. ft on 60 acres	Owned
Gillette, WY	32,757 sq. ft on 15 acres	Leased (through December 31, 2034)
Henderson, CO	50,000 sq. ft on 13 acres	Leased (through December 31, 2034)
Williston, ND	30,000 sq. ft on 15 acres	Owned
El Reno, OK	80,000 sq. ft on 33 acres	Owned
Red Deer, AB	170,000 sq. ft on 42 acres	Owned
Grand Prairie, AB	135,000 sq. ft on 40 acres	Owned
Huallen, AB	80 acres	Owned
We also lease several smaller facilities, which leases generally have terms of one to six years. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Marketing and Customers
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region, and are supported by our corporate headquarters. For the years ended December 31, 2020, 2019 and 2018, our top five customers collectively accounted for approximately 48%, 35% and 42% of our revenues, respectively. For the year ended December 31, 2020, PDC Energy Inc., ConocoPhillips Company, Parsley Energy Operations, LLC, and WPX Energy each accounted for more than 10% of our revenues. No customer accounted for more than 10% of our revenues for the year ended December 31, 2019. For the year ended December 31, 2018, Extraction Oil & Gas, Inc. accounted for more than 10% of our revenues.
Suppliers and Raw Materials
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment and have started to internally design and assemble key pump and maintenance parts. In addition, we have built a strong relationship with the assembler of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow. In 2018, we also vertically integrated a supplier of certain major components through the acquisition of ST9 Gas and Oil LLC.
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to do so. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected. The OneStim Acquisition included two state-of-the-art sand mines in the Permian Basin, which further alleviates the risk of potential future material supply shortages.

Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States and Canada, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company as well as other companies including Calfrac Well Services Ltd., FTS International, Inc., NexTier Oilfield Solutions Inc., Universal Pressure Pumping, Inc., ProPetro Services, Inc., RPC, Inc., STEP Energy Services and U.S. Well Services, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.
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
Governmental Regulation
As a company with operations in both the United States and Canada, we are subject to the laws of both jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among those jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. We are also subject to numerous environmental and regulatory requirements related to our operations. For further information related to such regulation, see “Item 1A. Risk Factors.”
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has significantly reduced demand for our services, and has had, and may continue to have, a material adverse effect on our operations, business and financial results.
We face risks related to public health crises, including the ongoing COVID-19 pandemic. Although our operations have been deemed essential by the Department of Homeland Security, the effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with the current oil oversupply, has had, and may continue to have, a material adverse impact on the demand for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
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
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
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

Risks Related to the OneStim Acquisition
The integration of the Transferred Business may not be as successful as anticipated, and the Company may not achieve the intended benefits or do so within the intended timeframe.
The OneStim Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in integrating the Transferred Business, particularly during the COVID-19 pandemic, may result in the Company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the Company’s financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
•    the inability to successfully integrate the Transferred Business, operationally and culturally, in a manner that permits the Company to achieve the full revenue anticipated from the OneStim Acquisition;
•    performance shortfalls due to COVID-19 pandemic and related decline in demand for our services;
•    complexities associated with managing a larger, more complex, integrated business, including the potential diversion of management’s attention;
•    not realizing anticipated operating synergies;
•    potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the OneStim Acquisition;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls as a result of the diversion of management’s attention caused by completing the OneStim Acquisition and integrating the Transferred Business operations; and
•    the disruption of, or the loss of momentum in, the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the OneStim Acquisition will depend, in part, on the Company’s ability to realize the anticipated benefits from combining the Transferred Business and the Company’s business, including operational and other synergies that the Company believes we will achieve. The anticipated benefits of the OneStim Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized.
The Company’s results may suffer if it does not effectively manage its expanded operations following the OneStim Acquisition.
Since the OneStim Acquisition, the size of the Company’s business has increased significantly. In addition, we now own and operate two sand mines. While we have retained qualified personnel to operate the mines, we have not undertaken mining operations in the past. The Company’s future success will depend, in part, on the Company’s ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the Transferred Business and their operations into the Company’s existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners. Failure to successfully manage the Transferred Business may have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The Schlumberger Parties now have significant influence over us.
As of December 31, 2020, Schlumberger owned approximately 37% of the outstanding shares of Common Stock. As long as Schlumberger owns or controls a significant percentage of the Company’s outstanding voting power, they will have the ability to significantly influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of the board of directors (the “Board”), any amendment to the Company’s certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of the Company’s assets. Schlumberger’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of the shares of Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for the shares of Class A Common Stock.
Pursuant to the A&R Stockholders Agreement, Schlumberger has designated two directors to the Company’s board of directors. Schlumberger’s right to designate directors to our Board is subject to the Schlumberger’s ownership percentage of the total outstanding shares of Common Stock. If Schlumberger and its affiliates collectively beneficially own: (a) 20% or greater of the outstanding shares of Common Stock, they will have the right to appoint two directors or (b) at least 10% but less than 20% of the outstanding shares of Common Stock, they will have the right to appoint one director.

Schlumberger’s interests may not align with the Company’s interests or the interests of the Company’s other stockholders.
Sales of substantial amounts of shares of Class A Common Stock in the open market by Schlumberger could depress the Company’s stock price.
Shares of Class A Common Stock that were issued to Schlumberger in the OneStim Acquisition will become freely tradable once registered pursuant to the amended and restated registration rights agreement entered into in connection with the OneStim Acquisition (“A&R Registration Rights Agreement”). As a result, the shares of Class A Common Stock held by Schlumberger will have no restrictions other than described below or require further registration under the Securities Act, provided, however, that any stockholders, including Schlumberger, who are deemed the Company’s affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act.
Pursuant to the A&R Stockholders Agreement, Schlumberger is subject to certain lock-up and transfer restrictions. Schlumberger will not, (a) for a period of nine months from December 31, 2020 (the “Closing”), transfer or dispose of (or take other analogous actions in accordance with the terms of the A&R Stockholders Agreement) any economic, voting or other rights in or to their shares of Class A Common Stock, other than certain permitted transfers, and (b) for a period of four years from the Closing, make any transfer of shares of Class A Common Stock to any direct competitor of the Company or to any person that is subject to, or by virtue of such transfer would become subject to, the reporting obligations under Schedule 13D under the Exchange Act, with respect to shares of Common Stock.
Following the lock-up and transfer restrictions period described above, Schlumberger may wish to dispose of some or all of its interests in the Company, and as a result may seek to sell its shares of Class A Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Class A Common Stock, may affect the market for, and the market price of, shares of Class A Common Stock in an adverse manner.
If Schlumberger sells substantial amounts of Class A Common Stock in the public market, the market price of the Class A Common Stock may decrease.
Following the OneStim Acquisition, we expanded our operations to Canada and may be subject to increased business and economic risks.
The Company has historically owned and operated its assets exclusively within the United States. In connection with the OneStim Acquisition, we acquired certain Canadian assets and liabilities, which marked our entry into a new geographical territory where we have limited or no experience in owning and operating assets and providing our services. As a result, we are subject to a variety of risks inherent in doing business internationally, including: risks related to the legal and regulatory environment in foreign jurisdictions; fluctuations in currency exchange rates; complying with multiple tax jurisdictions; difficulties in staffing and managing international operations and the increased travel, infrastructure and compliance costs associated with international locations and employees; regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash; complying with statutory equity requirements; and complying with the U.S. Foreign Corrupt Practices Act and similar laws in Canada. If we fail to manage our operations in Canada successfully, our business may suffer.
Risks Related to the Oil and Natural Gas Industry
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews and investment practices for such activities may serve to limit future oil and natural gas E&P activities and could have a material adverse effect on our results of operations and business.
Various federal, state and local legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies but increased scrutiny and regulation, by federal agencies does occur. For example, in late 2016, the Environmental Protection Agency (the “EPA”) released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance of such activities. Furthermore, the U.S. Bureau of Land Management (the “BLM”) published a final rule in 2015 that established stringent standards relating to hydraulic fracturing on federal and Native American lands. The rule was since rescinded, but the rescission is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. These rules have been the subject of ongoing legal challenges. Notwithstanding these legal challenges, President Biden issued an executive order in January 2021 that called for issuance of proposed rules by no later than September 2021 that would restore rules for methane standards applicable to new, modified, and reconstructed sources and establish new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.
The Biden Administration is expected to place significant emphasis on steps to address climate change. Although the U.S. had withdrawn from the Paris Agreement, which requested that nations limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020, President Biden issued an executive order in January 2021 recommitting the United States to the Paris Agreement. With this recommitment, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals, including additional restrictions on hydraulic fracturing or related oil and gas development activities. Additionally, in January 2021, the U.S. Department of the Interior issued an order that effectively suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days, but the suspension does not limit existing operations under valid leases. President Biden followed with an executive order that ordered the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. This order further directs agencies to identify fossil fuel subsidies provided by such agencies and take measures to ensure that federal funding is not directly subsidizing fossil fuels, with an objective of eliminating fossil fuel subsidies from federal budget requests beginning in 2022. This order is currently being challenged by industry groups. It remains to be seen to what extent the Biden Administration will pursue legislation, additional executive actions, regulations or other regulatory initiatives to limit, delay or prohibit hydraulic fracturing or other aspects of oil and gas development. In the event that these or other new federal restrictions, delays or prohibitions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions or delays in the pursuit of exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our results of operations.
Moreover, many states and local governments have adopted regulations that impose more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate, such as Texas, Colorado and North Dakota. States could also elect to place prohibitions on hydraulic fracturing, as several states have already done. In addition, some states have adopted broader sets of requirements related to oil and gas development more generally that could impact hydraulic fracturing activities. For example, in 2019 the Colorado legislature adopted SB 19-181, which gave greater regulatory authority to local jurisdictions. In response, the Colorado Oil and Gas Conservation Commission modified its rules to address the requirements of the legislation, adopting increased setback requirements and provisions for assessing alternative sites for well pads to minimize environmental impacts. Environmental groups, local citizens groups and others continue to seek to use a variety of means to force action on additional restrictions on hydraulic fracturing and oil and gas development generally.
A theme of avoiding or limiting investment in companies that engage in hydraulic fracturing has entered into capital markets. For example, in July 2020, Deutsche Bank announced that it would no longer finance oil and gas projects that use hydraulic fracturing in countries with scarce water supplies. Moreover, BlackRock recently affirmed its commitment to divest from investments in fossil fuels due to concerns over climate change. While a substantial number major banks and financing sources remain active in investments related to hydraulic fracturing, it is possible that the investment avoidance or limitation theme could expand in the future and restrict access to capital for companies like us.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year 2020, the posted West Texas Intermediate (“WTI”) price traded at an average of $39.16 per barrel (“Bbl”), well below the 2019 average of $56.99 per Bbl. As discussed elsewhere, the combined impact of the COVID-19 pandemic and the breakdown of the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC suppliers (collectively, “OPEC+”) production cut negotiations in the spring caused oil prices to drop to historical lows in April 2020. Prices have started to recover, and averaged $53.93 per Bbl since the beginning of 2021 through February 16, 2021. If the prices of oil and natural gas continue to be volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
In most states, our operations and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for E&P activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas producing customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, privatization, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. Additionally, regulations implemented under both federal and state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. These laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and could result in restrictions, delays, or cancellations of our customers’ operations, the extent of which cannot be predicted.

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
In addition, our customers usually assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are grossly negligent or commit willful acts. Our customers generally agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our hydraulic fracturing operations, their employees are injured by such operations, unless resulting from our gross negligence or willful misconduct. Our customers also generally agree to indemnify us for loss or destruction of customer-owned property or equipment. In turn, we agree to indemnify our customers for loss or destruction of property or equipment we own and for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual liability allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
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
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. In particular, the federal Endangered Special Act (“ESA”) restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations and the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities are located. The U.S. Fish and Wildlife Service is currently conducting a thorough review to determine whether listing the dunes sagebrush lizard as endangered or threatened under the ESA is warranted. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and we and our customers could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat. Furthermore, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement with respect to environmental matters could restrict, delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities.
Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
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
Risks Related to our Mines and Wireline Service
The sand mining operations are subject to a number of risks relating to the proppant industry.
In connection with the OneStim Acquisition, we acquired two state-of-the-art sand mines in the Permian Basin. Sand mining operations are subject to risks normally encountered in the proppant industry. These risks include, among others: unanticipated ground, grade or water conditions; inability to acquire or maintain, or public or nongovernmental organization opposition to, necessary permits for mining, access or water rights; our ability to timely obtain necessary authorizations, approvals and permits from regulatory agencies (including environmental agencies, such as the U.S. Fish and Wildlife Service, where our operations in West Texas may be slowed, limited or halted due to conservation efforts targeted at the habitat of the dunes sagebrush lizard); pit wall or pond failures, and sluffing events; costs associated with environmental compliance or as a result of unauthorized releases into the environment; restrictions imposed on our operations related to the protection of natural resources, including plant and animal species; and reduction in the amount of water available for processing. Any of these risks could result in delays, limitations or cancellations in mining or processing activities, losses or possible legal liability.
Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.
We are subject to laws and regulations relating to human exposure to crystalline silica. Historically, our environmental compliance costs with respect to existing crystalline silica requirements have not had a material adverse effect on our results of operations; however, federal regulatory authorities and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits, required controls and personal protective equipment. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.
In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. The actual or perceived health risks of handling hydraulic fracture sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracture sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the industry. Furthermore, we may incur additional costs with respect to purchasing specialized equipment designed to reduce exposure to crystalline silica in connection with our operations or invest capital in new equipment.
We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of its operations.
Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the re-interpretation or more stringent enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on its ability to conduct mineral extraction and processing operations.

The occurrence of explosive incidents could disrupt our operations and could adversely affect our business, financial condition and results of operations.
The wireline service we provide to oil and natural gas E&P customers involves the storage and handling of explosive materials. Despite the use of specialized facilities to store explosive materials and intensive employee training programs, the handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or E&P customers’ operations or could cause restrictions, delays or cancellations in the delivery of services. It is possible that an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, E&P customers and third parties could also occur. Any explosive incident could expose us to adverse publicity or liability for damages or cause production restrictions, delays or cancellations, any of which developments could have a material adverse effect on our ability to compete, business, financial condition and results of operations.
Risks Related to the TRAs
The Company is required to make payments under the TRAs for certain tax benefits that it may claim, and the amounts of such payments could be significant.
In connection with the Company’s initial public offering (the “IPO”), on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direction Partnership, L.P. and the then-existing owners of Liberty Holdings that continued to own Liberty LLC Units (the “Legacy Owners” and each such person and any permitted transferee, a “TRA Holder” ). The TRAs generally provide for the payment by the Company to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain increases in tax basis, net operating losses available to the Company as a result of the corporate reorganization performed in connection with the IPO (“Corporate Reorganization”), and certain benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.
The Company is a holding company and has no material assets other than its equity interest in Liberty LLC. Because the Company has no independent means of generating revenue, its ability to make payments under the TRAs is dependent on the ability of Liberty LLC to make distributions to the Company in an amount sufficient to cover its obligations under the TRAs. To the extent that the Company is unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest until paid.
The term of each of the TRAs continues until all tax benefits that are subject to such TRAs have been utilized or expired, unless the Company experiences a change of control (as defined in the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs are terminated early (at the Company’s election or as a result of its breach), and the Company makes the termination payments specified in such TRAs. In addition, payments the Company makes under the TRAs will be increased by any interest earned from the due date (without extensions) of the corresponding tax return. Payments under the TRAs commenced in 2020 and so long as the TRAs are not terminated, are anticipated to continue for 15 years after the date of the last redemption of the Liberty LLC Units.
In certain cases, if the Company experiences a change of control (as defined under the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs terminate early (at the Company’s election or as a result of its breach),the Company would be required to make a substantial, immediate lump-sum payment. As a result, the Company’s obligations under the TRAs could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. Furthermore, as a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change in control transaction than they would receive in the absence of such obligation. Since our payment obligations under the TRAs will not be conditioned upon the TRA Holders’ having continued interest in the Company or liberty LLC, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.
Payments under the TRAs are based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the TRAs if any tax benefits that have given rise to payments under the TRAs are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances the Company could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect the Company’s liquidity. Furthermore, the payments under the TRAs will not be conditioned upon a holder of rights under each of the TRAs having a continued ownership interest in the Company or Liberty LLC. For further details of the TRAs, see Note 11—Income Taxes to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.”

General Risks Related to our Business
We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.
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
Our top five customers represented approximately 48%, 35%, and 42%, of our consolidated and combined revenue for the years ended December 31, 2020, 2019, and 2018, respectively. It is possible that we will derive a significant portion of our revenue from a concentrated group of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidated or merger with other operators, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. In early 2020, we experienced a denial of service cyberattack that targeted a portion of our non-financial data. We immediately shutdown critical systems, diagnosed the root cause of the attack and then methodically returned systems online. This cyberattack disrupted certain non-financial aspects of our internal system for a period of less than one day, while limited and non-critical portions of our systems were kept offline for up to one week in order to properly evaluate the breach. We determined that this cyberattack did not materially affect any of our operations. We engaged in extensive data evaluation for potential damage and concluded that minimal to no data loss had occurred as a result of this cyberattack. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches in the future that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For example, since January 1, 2011 through December 31, 2020, we have deployed over 30 hydraulic fracturing fleets to service customers at a total cost to deploy of approximately $1.3 billion. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs for any fleets we may acquire in the future. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.
We rely on certain third parties for proppant and chemical additives, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.
We have established relationships with certain suppliers of our raw materials (such as proppant and chemical additives). Delays or shortages in raw materials can result from a variety of reasons, including those caused by weather and natural disasters. Even once the root cause of a shortage or delay has passed, it can take time for our supply chain to recover and run in a regular fashion. Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which are believed to have adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.
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
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our equipment transportation operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and requiring onboard electronic logging devices or limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gasses emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Additionally, we rely on third parties to provide trucking services, including hauling proppant to our customer work sites, and these third parties may fail to comply with various transportation regulations, resulting in our inability to use such third party providers. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
Our current and future indebtedness could adversely affect our financial condition.
As of February 19, 2021, we had $108.2 million outstanding under our Term Loan Facility and no borrowings outstanding under our ABL Facility (defined herein) with a borrowing base of $130.7 million, except for a letter of credit in the amount of $0.8 million. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.”
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
Our operations are located in different regions of the United States. Some of these areas, including the DJ Basin, Powder River Basin, Williston Basin and our Canadian operations, are adversely affected by seasonal weather conditions, primarily in the winter and spring. However, as evidenced by the severe winter weather experienced in the southern United States and Canada during February 2021, weather-related hazards can exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations or obtain adequate supplies of raw material or fuel, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crises, such as the coronavirus, or other similar catastrophic event outside of our control, our business and results of operations could suffer.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is contained in “Item 1. Business” and is incorporated by reference herein.
Item 3. Legal Proceedings
The information with respect to this Item 3. Legal Proceedings is set forth in Note 14—Commitments and Contingencies included in “Item 8. Financial Statements and Supplementary Data.”
Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

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
Holders of our Common Stock
As of February 19, 2021, there were 33 stockholders of record of our Class A Common Stock and 8 stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to shareholders of record as of March 6, 2020, respectively. The declaration of dividends is subject to approval by the Board and to the Board’s continuing determination that such declaration of dividends is in the best interests of the Company and its stockholders. Future dividends may be adjusted at the Board’s discretion based on market conditions and capital availability. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. On April 2, 2020 the Company suspended future quarterly dividends until business conditions warrant reinstatement.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K.
Purchase of Equity Securities By the Issuer and Affiliated Purchasers
On September 10, 2018 the Board authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Board authorized an additional $100.0 million under the share repurchase plan through January 31, 2021. During the year ended December 31, 2020, the Company did not purchase any shares of Class A Common Stock.
As of December 31, 2020, $98.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program, however effective February 1, 2021, no amounts are authorized for future repurchases.
Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since January 12, 2018, the first day on which shares of our Common Stock issued in our IPO commenced trading on the NYSE and each semi-annual period thereafter through December 31, 2020. The graph assumes that $100 was invested in our Class A Common Stock in each index on January 12, 2018 and that any dividends were reinvested on the last day of the month in which they were paid. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	For Year Ended 2018			For the Year Ended 2019		For the Year Ended 2020
	January 12,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Liberty Oilfield Services, Inc.	$100.00	$83.87	$58.38	$73.40	$50.91	$25.55	$48.08
Standard & Poor’s 500 ® Index	100.00	97.97	91.03	108.02	119.66	115.59	141.70
Philadelphia Oil Service Index	100.00	95.91	49.91	50.37	48.48	20.67	27.45

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

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share and fleet data)
Statement of Operations Data:
Revenue:
Revenue	$965,787	$1,972,073	$2,132,032	$1,465,133	$356,890
Revenue—related parties	—	18,273	23,104	24,722	17,883
Total revenue	965,787	1,990,346	2,155,136	1,489,855	374,773
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	857,981	1,621,180	1,628,753	1,147,008	354,729
General and administrative	84,098	97,589	98,420	80,089	35,789
Transaction, severance and other costs	21,061	—	632	—	—
Depreciation and amortization of intangible assets	180,084	165,379	125,110	81,473	41,362
(Gain) loss on disposal of assets	(411)	2,601	(4,342)	148	(2,673)
Total operating costs and expenses	1,142,813	1,886,749	1,848,573	1,308,718	429,207
Operating (loss) income	(177,026)	103,597	306,563	181,137	(54,434)
Interest expense, net	14,505	14,681	17,145	12,636	6,126
Net (loss) income before income taxes	(191,531)	88,916	289,418	168,501	(60,560)
Income tax (benefit) expense	(30,857)	14,052	40,385	—	—
Net (loss) income	(160,674)	74,864	249,033	168,501	(60,560)
Less: Net income (loss) attributable to Predecessor, prior to Corporate Reorganization	—	—	8,705	168,501	(60,560)
Less: Net (loss) income attributable to non-controlling interests	(45,091)	35,861	113,979	—	—
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(115,583)	$39,003	$126,349	$—	$—
Net Income Per Share Data (1):
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders per common share
Basic	$(1.36)	$0.54	1.84
Diluted	$(1.36)	$0.53	1.81
Weighted average common shares outstanding
Basic	85,242	72,334	68,838
Diluted (2)	85,242	105,256	117,838
Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$85,425	$261,100	$351,258	$195,109	$(40,708)
Cash flows used in investing activities	(100,269)	(194,347)	(255,492)	(310,043)	(96,351)
Cash flows (used in) provided by financing activities	(28,868)	(57,375)	(8,775)	119,771	148,543
Other Financial Data:
Capital expenditures	$103,637	$195,173	$258,835	$311,794	$102,428
EBITDA (3)	$3,058	$268,976	$431,673	$262,610	$(13,072)
Adjusted EBITDA (3)	$57,899	$290,741	$443,684	$280,728	$(5,588)
Average Active Fleets (4)	13.2	22.8	21.3	15.1	7.4
Adjusted EBITDA per Average Active Fleet (5)	$4,386	$12,752	$20,830	$18,591	$(755)
Balance Sheet Data (at end of period):
Total assets	$1,889,942	$1,283,429	$1,116,501	$852,103	$451,845
Long-term debt (including current portion)	105,775	106,140	106,524	196,357	103,805
Total liabilities	579,899	501,937	375,687	416,851	222,873
Redeemable common units (6)	—	—	—	42,486	—
Total equity or member equity	1,310,043	781,492	740,814	392,766	228,972

(1)Net Income Per Share Data above reflects the net income to Class A Common Stock and net income per share for the period indicated based on a weighted average number of Class A Common Stock outstanding for period subsequent to the Corporate Reorganization on January 17, 2018.
(2)In accordance with generally accepted accounting principals in the United States (“GAAP”), diluted weighted average common shares outstanding for the year ended December 31, 2020, diluted weighted average common shares outstanding exclude 27,427 weighted average shares of Class B Common Stock, 207 weighted average shares of restricted stock, and 2,460 weighted average shares of restricted stock units. For the year ended December 31, 2019, excludes 9,057 weighted average shares of Class B Common Stock exchanged during the period (share counts presented in 000’s).
(3)EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation of each to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Comparison of Non-GAAP Financial Measures.”
(4)Average Active Fleets is calculated as the daily average of the active fleets for the period presented.
(5)Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA for the period divided by the Average Active Fleets, as defined above.
(6)The redeemable common units were deemed extinguished and satisfied in full in the Corporate Reorganization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our audited consolidated and combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report on Form 10-K under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For discussion of year ended December 31, 2018, as well as the year ended 2019 compared to the year ended December 31, 2018, refer to Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K.
Overview
We are an independent provider of hydraulic fracturing services and goods to onshore oil and natural gas E&P companies in North America.
We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 30 active fleets in the first quarter of 2021, including the addition of fleets from the OneStim Acquisition in December 2020. We are an independent provider of hydraulic fracturing and wireline services and related goods to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Williston Basin, the San Juan Basin and the Powder River Basin. Following the completion of the OneStim Acquisition (as defined below) we now also provide services in the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
In response to market conditions described below, in April 2020, we reduced our headcount consistent with the temporary idling of approximately half of our frac fleets that were operating during the first quarter of 2020, while further temporary reductions in active fleets were managed through employee furloughs. As of December 31, 2020, no employees remained on furlough, and with the completion of the OneStim Acquisition we had a total of approximately 30 active frac fleets and 20 active wireline units.
On December 31, 2020, the Company acquired certain assets and liabilities of Schlumberger Limited’s (“Schlumberger”) OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business (such entire business of Schlumberger, “OneStim,” and the portion of OneStim acquired pursuant by the Company, the “Transferred Business”) in exchange for consideration resulting in a total of 66,326,134 shares of Class A common stock, par value $0.01 per share, of the Company (the “Class A Common Stock”) being issued in connection with the transaction (such transaction, the “OneStim Acquisition”; see Note 3—The OneStim Acquisition to the consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data”). Effective December 31, 2020, Schlumberger owned 37% of the issued and outstanding shares of our Common Stock. The combined company will deliver best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
We believe the following characteristics both distinguish us from our competitors and are the foundations of our business: forming ongoing partnerships of trust and innovation with our customers; developing and utilizing technology to maximize well performance; and promoting a people-centered culture focused on our employees, customers and suppliers. We have developed strong relationships with our customers by investing significant time in fracture design collaboration, which substantially enhances their production economics. Our technological innovations have become even more critical as E&P companies have increased the completion complexity and fracture intensity of horizontal wells. We are proactive in developing innovative solutions to industry challenges, including developing: (i) our proprietary databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; and (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs. We foster a people-centered culture built around honoring our commitments to customers, partnering with our suppliers and hiring, training and retaining people that we believe to be the best talent in our field to drive innovation, enabling us to be one of the safest and most efficient hydraulic fracturing companies in the United States.

Recent Trends and Outlook
During the first quarter of 2020, the emergence of the COVID-19 pandemic placed significant downward pressure on the global economy and oil demand and prices, leading North America operators to announce significant cuts to planned 2020 capital expenditures. Reduced activity levels led to a plunging rig count and an abrupt curtailment of frac activity. As a result, OPEC, coupled with production curtailment and a drop in frac activity amongst North America operators, removed significant oil supply from and eased pressure on the market. During the second half of 2020, OPEC+ suppliers worked to maintain oil production through an agreed upon quota, and North America operators largely remained disciplined in capital spending. Many operators have announced that they are targeting oil and gas production at the end of 2021 to be consistent with production at the end of 2020.
Early signs of a potential global economic recovery have emerged, driven by the rollout of COVID-19 vaccines, fiscal and monetary stimulus policies, and pent-up demand for goods and services. These factors support continued improvement in energy demand, while controlled OPEC+ production and discipline amongst E&P operators are supporting oil and gas prices. WTI prices that have largely stabilized in the second half of 2020, relative to the volatility observed during the second quarter of 2020. In the fourth quarter of 2020, the price of WTI averaged $42.52 compared with an average of $40.89 for the third quarter of 2020, which was much improved from an average of $27.96 for the second quarter of 2020. Subsequent to December 31, 2020, the price of WTI has averaged $53.93 through February 16, 2021. The recovery of energy demand is also reflected in incremental improvement to rig count, as the most recent domestic onshore rig count for North America was 381 rigs reported on February 19, 2021, up from the average in the fourth quarter of 2020 of 297, according to a report by Baker Hughes, a GE company.
The number of total marketable frac fleets has declined significantly from 2019 as the pandemic accelerated the pace of rationalization and cannibalization of frac equipment. As customer demand is shifting towards next generation technologies that support their emissions and efficiency goals, attrition of older equipment is expected to continue. This supply shrinkage is a necessary part of moving the market towards balance. The current pricing dynamic remains challenging, but the Company is having many productive discussions with customers to phase in modest price improvements throughout the year. The Company was proactive in working with customers as oil prices collapsed, and that partnership works both ways.
With continued uncertainty surrounding the magnitude and timing of oil demand recovery, OPEC+ supply concerns, and ongoing investor pressure for better returns by E&P companies than those achieved over the last decade, we are unable to predict the degree and duration of many factors that may impact our future operating results. The volatile global economic conditions stemming from the pandemic, the liquidity situation for North American oil producers and the reaction of international oil producers could also exacerbate the risk factors identified in this Annual Report, see also the risk factor relating to COVID-19 disclosed in “Item 1A.–Risk Factors” of this Annual Report.
In response to these developments, the continued duration and ultimate severity of which is unknown, we have taken the following steps to protect our employees, customers and business. During February 2020, we formed a COVID-19 response team to implement safety procedures and contingency plans at both our customer locations and in our facilities to ensure our ability to continue providing safe and efficient services to our customers, while protecting the health of both employees and customers.
We have been proactive in protecting our business during these unprecedented events. During the second quarter, we moved quickly to preserve cash and protect our balance sheet and announced strategic actions to align our cost structure with demand for frac services. Regrettably, for the first time in the Company’s history we undertook a reduction of our personnel and staffed fleet count by approximately 50% and implemented a company-wide furlough plan. We also suspended variable compensation plans and our 401(k) match, implemented base salary reductions, executive and director compensation reductions, operating cost rationalization, reduction of planned 2020 capital expenditures, and suspended our quarterly dividend. Further, we implemented a company-wide employee furlough plan that flexes our cost structure to align with the uncertain level of frac demand we experienced during the second and third quarters of 2020. As of September 30, 2020 all employees were returned from furlough, additionally, effective January 1, 2021 the Company restored 401(k) match and base salaries.
E&P operators are navigating through significant challenges, including industry consolidation, a change in the political climate and capital constraints while maintaining general commitments to flat production with 2021 levels relative to 2020 exit rates. Dedicated fleet negotiations for 2021, which started in the fall of 2020, saw continued pricing pressure. However, WTI crude oil prices have improved since the fall bid season.
We believe the frac market will probably experience flat to slightly rising demand for frac services in 2021, based on current visibility into customer plans. Demand of publicly-traded operators is expected to be relatively level during the year, whereas private operator demand is more likely to be focused on the second half of the year. Against this backdrop, the Company expects to maintain approximately 30 active frac fleets in the first quarter of 2021, with the potential of adding more fleets later in the year if the economics improve. Increased efficiencies that lower our cost of delivery coupled with a gradual, modest rise in frac pricing are the factors that can drive improved fleet profitability.
Increase in Drilling Efficiency and Service Intensity of Completions
Over the past decade, E&P companies have focused on exploiting the vast resource potential available across many of North America’s unconventional resource plays through the application of horizontal drilling and completion technologies, including the use of multi-stage hydraulic fracturing, in order to increase recovery of oil and natural gas. As E&P companies have improved drilling and completion techniques to maximize return and efficiency, we believe that their “break-even oil prices” continue to decline. These improvements in well economics have kept American Shale oil and gas production competitive even as oil and gas prices have declined. Liberty has been a significant partner with our customers in driving these continued improvements.
Improved drilling economics from horizontal drilling and greater rig efficiencies. Unconventional resources are increasingly being targeted through the use of horizontal drilling. According to Baker Hughes, as reported on February 19, 2021, horizontal rigs accounted for approximately 90% of all rigs drilling in the United States, up from 74% as of December 31, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully-assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. Today the majority of E&P drilling is on multi-well pad development, allowing efficient drilling of multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Coras, has dropped from 28 days in 2014 to 20 days in 2020.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of frac stages and/or the number of perf clusters (frac initiation points) has also increased. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Coras, from six million pounds per well in 2014 to over 16 million pounds per well in 2020. Further efficiency gains are being sought via the “simul-frac” technique. Utilizing a larger frac fleet (1.25x to 2x the normal horsepower), operators are fracturing stages in two separate wells on a pad simultaneously as a single operation. When compared to typical zipper-frac operations, this new method allows for more lateral feet to be completed in a day. This emerging trend will allow operators to complete a pad of wells quicker, thereby shortening the time from spud to first production.
These industry trends continue to keep our customers as important suppliers to the global oil and natural gas markets, which directly benefit hydraulic fracturing companies like us that have the expertise and technological innovations to effectively service today’s more efficient oilfield drilling activity and the increasing complexity and intensity of well completions. Given the expected returns that E&P companies have reported for new well development activities due to improved rig efficiencies and increasing well completion complexity and intensity, we expect these industry trends to continue.
How We Generate Revenue
We currently generate revenue through the provision of hydraulic fracturing and wireline services and goods, including sand from our Permian Basin sand mines. These services and goods are performed under a variety of contract structures, primarily master service agreements (“MSAs”) as supplemented by statements of work, pricing agreements and specific quotes. A portion of our statements of work, under MSAs, include provisions that establish pricing arrangements for a period of up to one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer.
Our hydraulic fracturing and wireline services are performed in sections, which we refer to as fracturing stages. The estimated number of fracturing stages to be completed for a particular horizontal well is determined by the customer’s well completion design. We recognize revenue for each fracturing stage completed, although our revenue per completed fracturing stage varies depending on the actual volumes and types of proppants, chemicals and fluid utilized for each fracturing stage. The number of fracturing stages that we are able to complete in a period is directly related to the number and utilization of our deployed fleets and size of stages.
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
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock based compensation expense, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisition, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves, and non-recurring expenses that management does not consider in assessing ongoing operating performance. Annualized Adjusted EBITDA per Average Active Fleet is calculated as Adjusted EBITDA annualized, divided by the Average Active Fleets for the same period. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

	Years Ended December 31,
Description	2020	2019	Change
	(in thousands)
Revenue	$965,787	$1,990,346	$(1,024,559)
Cost of services, excluding depreciation and amortization shown separately	857,981	1,621,180	(763,199)
General and administrative	84,098	97,589	(13,491)
Transaction, severance and other costs	21,061	—	21,061
Depreciation and amortization of intangible assets	180,084	165,379	14,705
(Gain) loss on disposal of assets	(411)	2,601	(3,012)
Operating (loss) income	(177,026)	103,597	(280,623)
Interest expense, net	14,505	14,681	(176)
Net (loss) income before taxes	(191,531)	88,916	(280,447)
Income tax (benefit) expense	(30,857)	14,052	(44,909)
Net (loss) income	(160,674)	74,864	(235,538)
Less: Net (loss) income attributable to non-controlling interests	(45,091)	35,861	(80,952)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(115,583)	$39,003	$(154,586)
Revenue
Our revenue decreased $1.0 billion, or 51.5%, to $965.8 million for the year ended December 31, 2020 compared to $2.0 billion for the year ended December 31, 2019. Average active fleets decreased 42.1% to 13.2 from 22.8 average active fleets deployed during the year ended December 31, 2020 and 2019, respectively, as the Company reduced the staffed fleets in April 2020 in response to market conditions, as discussed in “Recent Trends and Outlook” above. Further, revenue per average active fleet decreased 16.2% to $73.2 million for the year ended December 31, 2020 compared to $87.3 million for the year ended December 31, 2019, attributable to lower demand for frac services in the market as previously discussed.
Cost of Services
Cost of services (excluding depreciation and amortization) decreased $763.2 million, or 47.1%, to $858.0 million for the year ended December 31, 2020 compared to $1.6 billion for the year ended December 31, 2019. The lower expense was primarily related to the reduced levels of activity from fewer average active fleets deployed during 2020, as described above, and to a lesser extent from cost-cutting measures related to personnel costs enacted during 2020 including reduction in headcount and furloughs, as well as a temporary suspension of bonus and 401(k) match programs.
General and Administrative Expenses
General and administrative expenses decreased by $13.5 million, or 13.8%, to $84.1 million for the year ended December 31, 2020 compared to $97.6 million for the year ended December 31, 2019 primarily related to a decrease in personnel costs, excluding share based compensation, of $15.1 million due to the reduction in headcount, furlough and flexible cost structure, as well as the temporary suspension of bonus and 401(k) match programs. Partially offsetting this decrease, general and administrative expense included $12.9 million of share based compensation expense during the year ended December 31, 2020 compared to $9.2 million for the year ended December 31, 2019.

Transaction, Severance and Other Costs
Transaction costs were $8.5 million for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019. Such costs were incurred in connection with the OneStim Acquisition and included investment banking, legal, accounting and other professional services provided in connection with closing the transaction.
Severance and other costs were $12.6 million for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019. The costs were primarily related to the reduction in our workforce in April 2020 and the commencement of furlough schedules for remaining employees in May 2020 during which the Company continued to pay insurance and other benefits. The Company did not lay-off or furlough any employees during 2019.
Depreciation and Amortization of Intangible Assets
Depreciation and amortization of intangible assets expense increased $14.7 million, or 8.9%, to $180.1 million for the year ended December 31, 2020 compared to $165.4 million for the year ended December 31, 2019. The increase in 2020 was due to a full year of depreciation for one fleet deployed during 2019, as well as one additional fleet deployed during early 2020.
(Gain) Loss on Disposal of Assets
(Gain) loss on disposal of assets increased $3.0 million to a gain of $0.4 million for the year ended December 31, 2020 compared to a loss of $2.6 million for the year ended December 31, 2019. During 2020, we reduced the number of light duty pick-ups in our fleet based on our lower levels of activity and realized gains upon sale commensurate with lease terminations.
Operating (Loss) Income
We realized an operating loss of $177.0 million for the year ended December 31, 2020 compared to operating income of $103.6 million for the year ended December 31, 2019. The decrease is primarily due to the $1.0 billion, or 51.5%, decrease in total revenue only partially offset by a $743.9 million decrease in total operating expenses, the significant components of which are discussed above. The decline in operating income was significantly impacted by reduced customer work as a result of the COVID-19 pandemic and steep decline in oil prices in March and April 2020.
Interest Expense, net
The decrease in interest expense, net of $0.2 million, or 1.2%, to $14.5 million during the year ended December 31, 2020 compared to $14.7 million during the year ended December 31, 2019, was due to lower interest expense on credit facilities and from finance leases, largely offset by reduced interest income from excess cash on hand.
Net (Loss) Income Before Taxes
We realized a net loss before taxes of $191.5 million for the year ended December 31, 2020 compared to net income before taxes of $88.9 million for the year ended December 31, 2019. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized a tax benefit of $30.9 million for the year ended December 31, 2020, an effective rate of 16.1%, compared to expense of $14.1 million for the year ended December 31, 2019, an effective rate of 15.8%. The decrease in tax expense is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, asset impairment charges, bad debt reserves and non-recurring expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2020	2019	Change
	(in thousands)
Net (loss) income	$(160,674)	$74,864	$(235,538)
Depreciation and amortization	180,084	165,379	14,705
Interest expense, net	14,505	14,681	(176)
Income tax (benefit) expense	(30,857)	14,052	(44,909)
EBITDA	$3,058	$268,976	$(265,918)
Stock based compensation expense	17,139	13,592	3,547
Fleet start-up and lay-down costs	12,175	4,519	7,656
Asset acquisition costs	8,497	—	8,497
(Gain) loss on disposal of assets	(411)	2,601	(3,012)
Provision for credit losses	4,877	1,053	3,824
Non-recurring payroll expense	2,398	—	2,398
Severance and related costs	10,166	—	10,166
Adjusted EBITDA	$57,899	$290,741	$(232,842)
EBITDA was $3.1 million for the year ended December 31, 2020 compared to $269.0 million for the year ended December 31, 2019. Adjusted EBITDA was $57.9 million for the year ended December 31, 2020 compared to $290.7 million for the year ended December 31, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from the decreased revenue and other factors described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for Year Ended December 31, 2020, Compared to Year Ended December 31, 2019.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations and available borrowings under our Credit Facilities. We may incur additional indebtedness or issue equity in order to fund growth opportunities that we pursue via acquisition, such as with the OneStim Acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents decreased by $43.7 million to $69.0 million as of December 31, 2020 compared to $112.7 million as of December 31, 2019. We believe that cash on hand, our operating cash flows and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2020	2019	Change
	(in thousands)
Net cash provided by operating activities	$85,425	$261,100	$(175,675)
Net cash used in investing activities	(100,269)	(194,347)	94,078
Net cash used in financing activities	(28,868)	(57,375)	28,507
Net increase in cash and cash equivalents	$(43,712)	$9,378	$(53,090)
Analysis of Cash Flow Changes Between the Years Ended December 31, 2020 and December 31, 2019
Operating Activities. Net cash provided by operating activities was $85.4 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $261.1 million for the year ended December 31, 2019. The $175.7 million decrease in cash from operating activities was primarily attributable to a $1.0 billion decrease in revenues, offset by a $743.9 million decrease in operating expenses and a $63.3 million increase in cash from changes in working capital for the year ended December 31, 2020, compared to a $21.6 million decrease in cash from changes in working capital for the year ended December 31, 2019.
Investing Activities. Net cash used in investing activities was $100.3 million for the year ended December 31, 2020, compared to $194.3 million for the year ended December 31, 2019. The $94.1 million decrease in net cash used in investing activities is attributable to a decrease in capital expenditures in an effort to reduce spending and as a result of the lower fleet count in 2020.
Financing Activities. Net cash used in financing activities was $28.9 million for the year ended December 31, 2020, compared to $57.4 million for the year ended December 31, 2019. The $28.5 million decrease in cash used in financing activities was primarily due to an $18.4 million decrease in share repurchases and a $16.6 million reduction in dividends and per unit distributions to non-controlling interest unitholders as a result of the suspension of the dividend in April 2020. Partially offsetting the decreases was a $6.8 million increase in cash used in financing activities as a result of payments made to non-controlling interest unitholders under the TRAs as a result of the 2020 refund of a portion of cash taxes paid in 2018.
Debt Agreements
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). Following is a description of the ABL Facility and the Term Loan Facility.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. On May 29, 2020 the Company amended the ABL Facility to allow accounts receivables that are more than 90 but less than 120 days past their original invoice date to be included in the determination of eligible accounts receivables, up to a limit of $37.5 million when combined with receivable that are more than 60 but less than 90 days past their due date to be included in the borrowing base. The expanded borrowing base terms were in effect from May 1, 2020 through December 31, 2020.
As of December 31, 2020, the borrowing base was calculated to be $115.1 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, with $114.3 million of remaining availability. Borrowings under the ABL Facility bear interest at the London InterBank Offered Rate (“LIBOR”) or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation (“R/C IV”) and a subsidiary of the Company, as parent guarantors.

Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $108.2 million remained outstanding as of December 31, 2020. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 8.6% as of December 31, 2020. The Company is required to make quarterly principal payments of 1% per annum of the initial principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV, as parent guarantors.
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
The Credit Facilities are not subject to financial covenants unless liquidity, as defined in the respective credit agreements, drops below a specified level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement governing the ABL Facility, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days. The Company was in compliance with these covenants as of December 31, 2020.
Contractual Obligations
The table below provides estimates of the timing of future payments that we are contractually obligated to make based on agreements in place at December 31, 2020.

		Payments Due by Period
		($ in thousands)
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
ABL Facility(1)	$—	$—	$—	$—	$—
Term Loan Facility(1)	108,215	1,750	106,465	—	—
Estimated interest payments(2)	16,062	9,406	6,656	—	—
Operating lease obligations(3)	85,628	26,546	27,197	9,905	21,980
Finance lease obligations(4)	33,731	21,270	12,461	—	—
Purchase commitments(5)	127,420	82,141	27,347	17,932	—
Obligations under the TRAs(6)	56,594	—	25,841	9,293	21,460
Total	$427,650	$141,113	$205,967	$37,130	$43,440

(1)Payments on our ABL Facility and Term Loan Facility exclude interest payments. Payments are based on debt balances as of December 31, 2020.
(2)Estimated interest payments are based on debt balances as of December 31, 2020. Interest rates applied are based on the weighted average rate as of December 31, 2020.
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

Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each of the TRA Holders, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right of each Liberty Unit Holder (the “Redemption Right”), subject to certain limitations, to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (A) shares of our Class A Common Stock at the specific redemption ratio or (B) an equivalent amount of cash, or, upon the exercise of the Redemption Right, the right of the Company (instead of Liberty LLC) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder (the “Call Right”) for, at its election, (1) one share of Class A Common Stock or (2) an equivalent amount of cash, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
With respect to obligations the Company expects to incur under the TRAs (except in cases where the Company elects to terminate the TRAs early, the TRAs are terminated early due to certain mergers, asset sales, or other changes of control or the Company has available cash but fails to make payments when due), generally the Company may elect to defer payments due under the TRAs if the Company does not have available cash to satisfy its payment obligations under the TRAs or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the TRAs generally will accrue interest. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRAs. The Company accounts for amounts payable under the TRAs in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies (“ASC Topic 450”).
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
The effective combined U.S. federal and state income tax rate applicable to the Company for the year ended December 31, 2020 and 2019 was 16.1% and 15.8%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% primarily because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through income for federal, state and local income tax reporting. The Company recognized income tax benefit of $30.9 million and income tax expense of $14.1 million for the years ended December 31, 2020 and 2019, respectively.
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
Business Combinations: Business combinations are accounted for using the acquisition method of accounting in accordance with the ASC Topic 805 - Business Combinations, as amended by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850 - Fair Value Measurements, using discounted cash flows and other applicable valuation techniques. Any acquisitions related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in our results of operations from the date of acquisition.
Revenue Recognition: Revenue from hydraulic fracturing services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract changes, our revenue and / or costs under that contract may change. In connection with ASC Topic 842 - Leases (“Topic 842”), the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and service component for certain of the Company’s service contracts when the service component is the predominant component and continues to account for the combined component under ASC Topic 606 - Revenue from Contracts with Customers.
Accounts Receivable: On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. Under ASU 2016-13, a company recognizes as an allowance, the estimate of lifetime expected credit losses, which is expected to result in more timely recognition of such losses.
The Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and an additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. It is reasonably possible that our estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance.
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
Impairment of long-lived and other intangible assets: Long-lived assets, such as property and equipment, right-of-use lease assets and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of December 31, 2020, the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
No impairment was recognized during the years ended December 31, 2020, 2019 and 2018.
Leases: The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases ASC Topic 842 effective January 1, 2019. We elected the modified retrospective transition method under ASC Topic 842 and as such information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840-Leases). We carried forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than 12 months in the lease assets and liabilities. For leases entered into after January 1, 2019, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.
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
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of December 31, 2020, except for purchase commitments under supply agreements as disclosed above under “—Contractual Obligations.” As such, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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
Interest Rate Risk
At December 31, 2020, we had $108.2 million of debt outstanding, with a weighted average interest rate of 8.6%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.1 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Commodity Price Risk
Our material and fuel purchases expose us to commodity price risk. Material costs primarily include inventory consumed while performing hydraulic fracturing services. Fuel costs consist of diesel fuel used by trucks and other motorized equipment used for hydraulic fracturing services. At times, we have been able to pass along price increases for material costs and fuel costs to customers and conversely have been required to pass along price decreases for material costs to our customers, depending on market conditions. Further, we have purchase commitments with certain vendors to supply proppant inventory used in our operations at a fixed purchase price, including certain commitments which include minimum purchase obligations. Refer to Note 14, “Commitments and Contingencies” included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding purchase commitments.

Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report on Form 10-K beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
As noted in Management’s Report on Internal Control Over Financial Reporting, management’s evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the OneStim Acquisition, as defined herein, on December 31, 2020. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating OneStim’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page F-1 for Management’s Report on Internal Control Over Financial Reporting and page F-4 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation” and “CEO Pay Ratio.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, under the caption “Proposal 2 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
Refer to Index to Financial Statements on page 46.
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

2.1
Master Reorganization Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services New HoldCo LLC, and the other parties named therein (2)

2.2
Master Transaction Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Liberty Oilfield Services Holdings LLC, Liberty Canada Operations Inc. and Liberty Oilfield Services Inc. (11)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (3)

4.1	Amended and Restated Stockholders Agreement, dated as of December 13, 2020, by and among Liberty Oilfield Services Inc., Riverstone and the Schlumberger Parties (12)

4.2	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. (8)

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (2)

10.4	Amended and Restated Registration Rights Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., the Schlumberger Parties, and the Holders (12)

10.5	Liberty Oilfield Services Inc. Long Term Incentive Plan (2)†

10.6	Liberty Oilfield Services Inc. Legacy Restricted Stock Plan (2)†

10.7	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Legacy Restricted Stock Plan (1)†

10.8
Credit Agreement, dated September 19, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, as Book Runner, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents, the lender parties thereto, Liberty Oilfield Services Holdings LLC, as Parent and Liberty Oilfield Services LLC and LOS Acquisition Co I LLC, each as a Borrower (1)

10.9
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.10
Second Amendment and Parent Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.11
Third Amendment to Credit Agreement, dated May 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, and Wells Fargo Bank, National Association as Administrative Agent, and the lenders signatory thereto (9)

10.12
Fourth Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (10)

10.13
Consent and Fifth Amendment to Credit Agreement, dated December 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto *

10.14
Credit Agreement, dated September 17, 2017, by and among Liberty Oilfield Services LLC and LOS Acquisition CO I LLC, each as Borrower, Liberty Oilfield Services Holdings LLC, as Parent Guarantor and U.S. Bank National Association as Agent (1)

10.15
Amendment and Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.16
Second Amendment and Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.17
Third Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (10)

10.18
Waiver, Consent and Fourth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated December 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto *

10.19	Liberty Oilfield Services 401(k) Savings Plan *†

10.20	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (5)†

10.21	Form of Restricted Stock Unit Grant Notice under the Long Term Incentive Plan *†

10.22	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (6)†

10.23	Form of Change in Control Agreement (7)†

10.24	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (8)

21.1	List of subsidiaries of Liberty Oilfield Services Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 23, 2018.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

(8)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 27, 2020.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on June 3, 2020.

(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 8-K, filed on October 30, 2020.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY OILFIELD SERVICES INC. /s/ Christopher A. Wright
Date:	February 24, 2021	By:	Christopher A. Wright Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher A. Wright	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Christopher A. Wright

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer	February 24, 2021
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Simon Ayat	Director	February 24, 2021
Simon Ayat

/s/ Ken Babcock	Director	February 24, 2021
Ken Babcock

/s/ Peter A. Dea	Director	February 24, 2021
Peter A. Dea

/s/ William F. Kimble	Director	February 24, 2021
William F. Kimble

/s/ James R. McDonald	Director	February 24, 2021
James R. McDonald

/s/ Gale A. Norton	Director	February 24, 2021
Gale A. Norton

/s/ Brett Staffieri	Director	February 24, 2021
Brett Staffieri

/s/ Cary D. Steinbeck	Director	February 24, 2021
Cary D. Steinbeck

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

Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Management’s evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the OneStim Acquisition, as defined herein, on December 31, 2020. The acquired business’ financial statements constitute 52% and 43% of net and total assets as of December 31, 2020.
The effectiveness of Liberty Oilfield Services Inc.’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Liberty Oilfield Services Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Oilfield Services Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842—Leases.
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
Income Taxes — Tax Receivable Agreements — Refer to Note 11 to the financial statements
Critical Audit Matter Description
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
During the year ended December 31, 2020, exchanges of Liberty Oilfield Services New HoldCo LLC class B units and shares of Class B Common Stock resulted in an increase of $13.1 million in amounts payable pursuant to tax receivable agreements (“TRA payable”), and a net increase of $15.5 million in deferred tax assets, all of which were recorded as equity transactions, with no impact to the statement of operations. At December 31, 2020, the Company’s TRA payable was $56.6 million, all of which is presented as a component of long-term liabilities.
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
February 24, 2021
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Liberty Oilfield Services Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Oilfield Services Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Schlumberger’s OneStim® business (“OneStim”), which was acquired on December 31, 2020 and whose financial statements constitute 52% and 43% of net and total assets, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at OneStim.
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
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 24, 2021

LIBERTY OILFIELD SERVICES INC.
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(Dollars in thousands, except share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68,978	$112,690
Accounts receivable—trade, net of provisions for credit losses of $773 and $1,053, respectively	244,433	204,413
Accounts and notes receivable—related party	—	9,629
Unbilled revenue	69,516	38,868
Inventories	118,568	88,547
Prepaid and other current assets (including receivables from related parties of $24,708 and $0, respectively)	65,638	34,827
Total current assets	567,133	488,974
Property and equipment, net	1,120,950	651,703
Finance lease right-of-use assets	38,733	55,337
Operating lease right-of-use assets	75,878	53,076
Other assets	81,888	34,339
Deferred tax asset	5,360	—
Total assets	$1,889,942	$1,283,429
Liabilities and Equity
Current liabilities:
Accounts payable	$193,338	$117,613
Accrued liabilities:
Accrued vendor invoices	61,210	42,753
Operational accruals	28,932	26,753
Accrued benefits and other (including payables to related parties of $0 and $1,329, respectively)	28,241	39,448
Current portion of long-term debt, net of discount of $1,386 and $1,341, respectively	364	409
Current portion of finance lease liabilities	20,580	23,646
Current portion of operating lease liabilities	23,481	15,873
Total current liabilities	356,146	266,495
Long-term debt, net of discount of $1,054 and $2,485, respectively, less current portion	105,411	105,731
Deferred tax liability	—	19,659
Payable pursuant to tax receivable agreements, including payables to related parties of $27,173 and $23,797, respectively	56,594	48,481
Noncurrent portion of finance lease liabilities	11,318	24,884
Noncurrent portion of operating lease liabilities	50,430	36,687
Total liabilities	579,899	501,937
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 157,952,213 issued and outstanding as of December 31, 2020 and 81,885,384 issued and outstanding as of December 31, 2019	1,579	819
Class B, $0.01 par value, 400,000,000 shares authorized and 21,550,282 issued and outstanding as of December 31, 2020 and 30,638,960 issued and outstanding as of December 31, 2019	216	307
Additional paid in capital	1,125,554	410,596
Retained earnings	23,288	143,105
Total stockholders’ equity	1,150,637	554,827
Non-controlling interest	159,406	226,665
Total equity	1,310,043	781,492
Total liabilities and equity	$1,889,942	$1,283,429
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated and Combined Statements of Operations
For the Years Ended December 31, 2020, 2019, and 2018
(In thousands, except per share data)

	2020	2019	2018
Revenue:
Revenue	$965,787	$1,972,073	$2,132,032
Revenue—related parties	—	18,273	23,104
Total revenue	965,787	1,990,346	2,155,136
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	857,981	1,621,180	1,628,753
General and administrative	84,098	97,589	98,420
Transaction, severance and other costs	21,061	—	632
Depreciation and amortization of intangible assets	180,084	165,379	125,110
(Gain) loss on disposal of assets	(411)	2,601	(4,342)
Total operating costs and expenses	1,142,813	1,886,749	1,848,573
Operating (loss) income	(177,026)	103,597	306,563
Other (income) and expense:
Interest income	(297)	(983)	(382)
Interest expense	15,065	17,485	17,527
Interest income—related party	(263)	(1,821)	—
Total interest expense	14,505	14,681	17,145
Net (loss) income before income taxes	(191,531)	88,916	289,418
Income tax (benefit) expense	(30,857)	14,052	40,385
Net (loss) income	(160,674)	74,864	249,033
Less: Net (loss) income attributable to Predecessor, prior to Corporate Reorganization	—	—	8,705
Less: Net (loss) income attributable to non-controlling interests	(45,091)	35,861	113,979
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(115,583)	$39,003	$126,349

Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(1.36)	$0.54	$1.84
Diluted	$(1.36)	$0.53	$1.81
Weighted average common shares outstanding:
Basic	85,242	72,334	68,838
Diluted	85,242	105,256	117,838
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2020 and 2019
(In thousands, except share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492
Exchange of Class B Common Stock for Class A Common Stock	9,089	(9,089)	91	(91)	59,474	—	59,474	(59,474)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	2,430	—	2,430	—	2,430
Issuance of Class A Common Stock, net of issuance costs	66,326	—	663	—	599,618	—	600,281	81,900	682,181
Impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	46,400	—	46,400	(46,400)	—
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	(6,337)	—	(6,337)	—	(6,337)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(4,244)	(4,244)	—	(4,244)
$0.05/unit distribution to non-controlling unitholders	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	(1)	569	568
Stock based compensation expense	—	—	—	—	12,976	—	12,976	4,163	17,139
Vesting of Restricted Stock Units	657	—	7	—	407	—	414	(1,402)	(988)
Restricted stock forfeited	(5)	—	(1)	—	(9)	10	—	8	8
Net loss	—	—	—	—	—	(115,583)	(115,583)	(45,091)	(160,674)
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$1,150,637	$159,406	$1,310,043

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance - December 31, 2018	68,360	45,207	$684	$452	$312,659	$119,274	$433,069	$307,745	$740,814
Exchange of Class B Common Stock for Class A Common Stock	14,568	(14,568)	145	(145)	110,852	—	110,852	(110,852)	—
Offering Costs	—	—	—	—	(1,012)	—	(1,012)	(504)	(1,516)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	5,930	—	5,930	—	5,930
Deferred tax impact of ownership changes from exchanges and repurchases	—	—	—	—	(11,130)	—	(11,130)	—	(11,130)
$0.20/share of Class A Common Stock dividend	—	—	—	—	—	(15,177)	(15,177)	—	(15,177)
$0.20/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	(7,747)	(7,747)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	(6)	(6)
Share repurchases	(1,303)	—	(13)	—	(13,017)	—	(13,030)	(4,068)	(17,098)
Stock based compensation expense	—	—		—	6,638	—	6,638	6,954	13,592
Vesting of restricted stock units	268	—	3	—	(302)	—	(299)	(740)	(1,039)
Restricted Stock and RSU Forfeitures	(8)	—	—	—	(22)	5	(17)	22	5
Net income	—	—	—	—	—	39,003	39,003	35,861	74,864
Balance - December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$554,827	$226,665	$781,492
See Notes to Consolidated and Combined Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Consolidated and Combined Statements of Cash Flows
For the Years Ended December 31, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(160,674)	$74,864	$249,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,084	165,379	125,110
(Gain) loss on disposal of assets	(411)	2,601	(4,342)
Loss (gain) on tax receivable agreements	543	(122)	—
Amortization of debt issuance costs	2,232	2,205	4,031
Inventory write down	1,087	1,953	3,389
Non-cash lease expense	3,668	3,192	—
Stock based compensation expense	17,139	13,592	5,450
Deferred income tax (benefit) expense	(25,546)	23,408	20,488
Bad debt provision	4,877	1,053	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	53,057	(11,512)	23,074
Accounts receivable and unbilled revenue—related party	9,629	5,510	(11,096)
Inventories	2,137	(30,476)	(4,610)
Other assets	13,780	(6,464)	(32,771)
Accounts payable and accrued liabilities	(15,282)	22,386	(26,798)
Accounts payable and accrued liabilities—related party	—	(1,000)	300
Payment of operating lease liability	(895)	(5,469)	—
Net cash provided by operating activities	85,425	261,100	351,258
Cash flows from investing activities:
Capital expenditures	(103,637)	(195,173)	(258,835)
Proceeds from disposal of assets	3,368	826	3,343
Net cash used in investing activities	(100,269)	(194,347)	(255,492)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock, net of underwriter discount	—	—	230,174
Redemption of LLC Units from Legacy Owners	—	—	(25,897)
Repayments of borrowings on term loan	(1,750)	(1,750)	(62,847)
Repayments of borrowings on line-of-credit	—	—	(30,000)
Proceeds from Liberty Oilfield Services Holdings LLC	—	—	2,115
Payments on finance lease obligations	(11,663)	(12,143)	—
Class A Common Stock dividends	(4,431)	(14,776)	(6,907)
Per unit distributions to non-controlling interest unitholders	(1,532)	(7,747)	(4,671)
Other distributions and advance payments to non-controlling interest unitholders	(6,800)	(6)	(21,288)
Tax withholding on restricted stock unit vesting	(988)	(1,039)	—
Share repurchases	—	(18,398)	(82,903)
Payments of debt issuance costs	(63)	—	(315)
Payment of equity offering costs	(1,641)	(1,516)	(6,236)
Net cash used in financing activities	(28,868)	(57,375)	(8,775)
Net (decrease) increase in cash and cash equivalents	(43,712)	9,378	86,991
Cash and cash equivalents—beginning of period	112,690	103,312	16,321
Cash and cash equivalents—end of period	$68,978	$112,690	$103,312
Supplemental disclosure of cash flow information:
Net cash (received) paid for income taxes	$(9,653)	$1,042	$27,263
Cash paid for interest	$11,218	$12,642	$13,957
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$10,920	$32,143	$45,703
Equity issued in exchange for assets and liabilities	$683,822	$—	$—
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
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services and goods, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Louisiana, Oklahoma, New Mexico, Wyoming, Texas and the provinces of Alberta and British Columbia, Canada.
Basis of Presentation
The accompanying consolidated and combined financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission.
The accompanying consolidated and combined financial statements and related notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the years ended December 31, 2020 and 2019, and the combined results of operations and cash flows of the Predecessor for the year ended December 31, 2018.
All intercompany amounts have been eliminated in the presentation of the consolidated financial statements of the Company and the combined financial statements of the Predecessor. Comprehensive income is not reported due to the absence of items of other comprehensive income or loss during the periods presented.
The consolidated and combined financial statements for periods prior to January 17, 2018, reflect the historical results of the Predecessor. The consolidated and combined financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control.
The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing services and goods.
Note 2—Significant Accounting Policies
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations, as amended by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, Fair Value Measurements, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note 3—The OneStim Acquisition.
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
The consolidated and combined financial statements include certain amounts that are based on management’s best estimates and judgments. The most significant estimates relate to the fair value of assets acquired and liabilities assumed, collectibility of accounts receivable and estimates of allowance for doubtful accounts, the useful lives and salvage values of

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
long-lived assets, future cash flows associated with long-lived assets, net realizable value of inventory, and equity unit valuation. These estimates may be adjusted as more current information becomes available.
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
Accounts Receivable
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted.
The Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. While there was no impact to the financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the year ended December 31, 2020 the Company recorded a provision for credit losses of $4.9 million. During the year ended December 31, 2019 the Company recorded a provision for credit losses of $1.1 million related to one customer that filed for bankruptcy. Provisions for credit losses are included in general and administrative expenses in the accompanying consolidated statement of operations, in accordance with the new standard. Refer to “Credit Risk” within Note 8—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
Inventories
Inventories consist of raw materials used in the hydraulic fracturing process, such as proppants, chemicals, and field service equipment maintenance parts and other and are stated at the lower of cost, determined using the weighted average cost method, or net realizable value. Inventories are charged to cost of services as used when providing hydraulic fracturing services. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization expense is recognized on property and equipment, excluding land, utilizing the straight-line method over the estimated useful lives, ranging from two to 30 years. The Company estimates salvage values that it does not depreciate.
Construction in-progress, a component of property and equipment, represents long-lived assets not yet in service or being developed by the Company. These assets are not subject to depreciation until they are completed and ready for their intended use, at which point the Company reclassifies them to field services equipment or vehicles, as appropriate.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
During the first quarter of 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of December 31, 2020, the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate, and no impairment was recognized during the year ended December 31, 2020.
During 2019 and 2018, the Company did not test its long-lived assets for recoverability as there were no triggering events. No impairment was recognized during the years ended December 31, 2019 and 2018.
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
In accordance with ASC Topic 842, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the rate implicit in the lease, when available, or an estimated fully collateralized incremental borrowing rate corresponding with the lease term and the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew, however, the Company typically cannot determine its intent to renew a lease with reasonable certainty at inception.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with the R/C Energy IV Direct Partnership, L.P. and certain legacy owners that continued to own Liberty LLC Units (each such person and any permitted transferee, a “Tax Receivable Agreement Holder” and together, the “Tax Receivable Agreement Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each Tax Receivable Agreement Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such Tax Receivable Agreement Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right (the “Redemption Right”) or the Company’s right (the “Call Right”), (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted a comprehensive new revenue recognition standard, ASC Topic 606-Revenue from Contracts with Customers. The Company adopted the standard using a modified retrospective method. The adoption of this standard did not have a material impact to the consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018.
Under ASC Topic 606, revenue recognition is based on the transfer of control, or the customer’s ability to benefit from the services and products in an amount that reflects the consideration expected to be received in exchange for those services and products. In recognizing revenue for services and products, the transaction price is determined from sales orders or contracts with customers. Revenue is recognized at the completion of each fracturing stage, and in most cases the price at the end of each stage is fixed, however, in limited circumstances contracts may contain variable consideration.
Variable consideration typically may relate to discounts, price concessions and incentives. The Company estimates variable consideration based on the amount of consideration we expect to receive. The Company accrues revenue on an ongoing basis to reflect updated information for variable consideration as performance obligations are met.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Deferred Revenue
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the accompanying consolidated and combined financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of December 31, 2020 and December 31, 2019, the Company had no amounts recorded as deferred revenue. During the year ended December 31, 2018, the Company recognized to revenue $9.2 million of customer prepayments initially recorded as deferred revenue.
Fleet Start-up and Lay-down Costs
The Company incurs start-up costs to commission a new fleet or district. These costs include hiring and training of personnel, and acquisition of consumable parts and tools. During 2020, as a result of declining oil prices and reduced demand from the impact of global efforts to combat COVID-19, the Company also incurred lay-down costs between the time customer work was completed and prior to personnel lay-offs or furloughs. Start-up and lay-down costs are expensed as incurred, and are reflected in general and administrative expense in the consolidated and combined statement of operations. Start-up and lay-down costs incurred during the year ended December 31, 2020 of $12.2 million related to the temporary lay-down and subsequent reactivation of 16 fleets for various periods during 2020. Start-up costs incurred during the years ended December 31, 2019 and 2018 of $4.5 million and $10.1 million, respectively, related to the establishment of one and three new fleets, respectively.
The terms and conditions of the Credit Facilities between the Company and its lenders provides for the add-back of costs or expenses incurred in connection with the acquisition, deployment and opening of any new hydraulic fracturing fleet or district in the computation of certain financial covenants. (See Note 7—Debt).
Transaction, Severance and Other Costs
The Company incurred transaction related costs in connection with the OneStim Acquisition (as defined below). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction, and are expensed as incurred.
The Company also incurred severance and other costs related to the reduction in workforce in April 2020 and the commencement of furlough schedules for remaining employees in May 2020. Payments made to employees leaving the Company, as well as benefits paid to employees while on furlough are recorded to transaction, severance and other costs in the accompanying consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, no employees were on furlough.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. Under ASU 2016-13, a company recognizes, as an allowance, the estimate of lifetime expected credit losses, which is expected to result in more timely recognition of such losses. Refer to “Credit Risk” within Note 8—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and determined the adoption of this standard did not impact the Company’s consolidated financial statements. Refer to Note 8—Fair Value Measurements and Financial Instruments for the disclosures required under ASU 2018-13.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Leases
In April 2020, the FASB issued FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Q&A”), which allows companies to elect to recognize the impact of COVID-19 rent concessions, including rent deferrals, within the current period, rather than recognizing these concessions as a lease modification in accordance with lease guidance, ASU No. 2016-02, Leases (ASC Topic 842), if the total lease payments of the modified lease are substantially the same as or less than the total original lease payments. According to the Q&A, entities are to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and ASC Topic 840, Leases as though enforceable rights and obligations for those concessions existed. The adoption of the Q&A did not have a material impact on the accompanying consolidated financial statements.
Recently Issued Accounting Standards
Simplification of Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplification of Accounting for Income Taxes, which simplifies the accounting for income taxes by providing new guidance to reduce complexity and eliminate certain exceptions to the general approach to the income tax accounting model. The guidance is effective for annual periods beginning after December 15, 2020. The Company plans to adopt the new rules in the first quarter of 2021 and does not expect it will have a material impact on the financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s consolidated financial statements.
Codification Improvements
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies various topics, including the addition of existing disclosure requirements to the relevant disclosure sections. This update does not change GAAP, and therefore, is not expected to result in a significant change in accounting practices. The guidance is effective for fiscal periods beginning after December 15, 2020, as the amendment pertains to disclosure items only, the Company plans to adopt the new rules for the first quarter of 2021.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Note 3—The OneStim Acquisition
On August 31, 2020 the Company and certain of its subsidiaries entered into the certain Master Transaction Agreement (the “Transaction Agreement”) with Schlumberger Technology Corporation and Schlumberger Canada Limited (collectively “Schlumberger”), pursuant to which the Company acquired certain assets and liabilities of Schlumberger’s OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (such entire business of Schlumberger “OneStim,” and the portion of OneStim acquired pursuant to the Transaction Agreement the “Transferred Business”) in exchange for 57,377,232 shares of Class A Common Stock and a non-interest bearing demand promissory note (the “Canadian Buyer Note” and such acquisition, the “OneStim Acquisition”). The Canadian Buyer Note was settled for 8,948,902 shares of Class A Common Stock, and a total of 66,326,134 shares of Class A Common Stock were issued in connection with the OneStim Acquisition. Effective December 31, 2020, Schlumberger owns 37.0% of the Company’s issued and outstanding shares of common stock, including Class A Common Stock and Class B Common Stock. In connection with the issuance of 66,326,134 shares of Class A Common Stock, Liberty LLC also issued 66,326,134 Liberty LLC Units to the Company.
The OneStim Acquisition was completed for total consideration of approximately $683.8 million based on the value of the Canadian Buyer Note and the closing price of Liberty’s Class A Common Stock on December 31, 2020. The Company accounted for the OneStim Acquisition using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair value at the date of the acquisition. The estimated fair values of certain assets and liabilities, including accounts receivable, require significant judgments and estimates. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs.
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the OneStim Acquisition closed on December 31, 2020 the Company is in the process of completing the initial purchase price allocation, particularly as it relates to current assets and current liabilities, which are subject to certain minimum working capital contribution requirements under the Transaction Agreement. Such minimum working capital contribution calculations are subject to review and adjustment in order to determine final settlement. In addition, certain inventories are considered provisional until the Company has completed physical inventory counts at each warehouse.
The following table summarizes the fair value of the consideration transferred in the OneStim Acquisition and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of December 31, 2020, the date of the closing of the OneStim Acquisition:

($ in thousands)
Total Purchase Consideration:
Consideration	$683,822

Accounts receivable and unbilled revenue	$128,602
Inventories	33,245
Prepaid and other current assets	30,859
Property and equipment (1)	559,716
Intangible assets (included in other assets in the accompanying consolidated balance sheet as of December 31, 2020) (2)	54,000
Total identifiable assets acquired	806,422
Accounts payable	75,522
Accrued liabilities	47,078
Total liabilities assumed	122,600
Total purchase consideration	$683,822
(1)    Useful lives ranging from two to greater than 25 years, see Note 5—Property and Equipment
(2)    Definite lived intangibles with an average amortization period of five years

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Transaction costs, costs associated with issuing additional equity and integration costs were recognized separately from the acquisition of assets and assumptions of liabilities in the OneStim Acquisition. Transaction costs consist of legal and professional fees and pre-merger notification fees. Equity offering costs consist of expenses incurred related to the Special Meeting of Stockholders, including the costs to prepare the required filings associated with such meeting, held on November 3, 2020. Integration costs consist of expenses incurred to integrate OneStim’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. Merger and integration costs are expensed as incurred, and equity offering costs were recorded as a reduction to additional paid in capital.
Transaction costs were $8.5 million, for the year ended December 31, 2020 and are recorded as a component of transaction, severance and other costs in the accompanying consolidated statements of operations. Equity offering costs totaled $1.6 million for the year ended December 31, 2020 and are recorded as a reduction to additional paid in capital in the accompanying consolidated balance sheets.
The following combined pro forma information assumes the OneStim Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2020 or any operating efficiencies of inefficiencies that may result from the OneStim Acquisition. Additionally, the pro forma information excludes acquisition related costs incurred by the Company of approximately $8.5 million for the year ended December 31, 2020. The information is not necessarily indicative of results that would have been achieved had the Company controlled OneStim during the periods presented.

	Years ended December 31,
(unaudited, in thousands)	2020	2019
Revenue	$2,191,894	$5,174,346
Net loss	(1,052,807)	(1,074,735)
Less: Net loss attributable to non-controlling interests	(196,020)	(285,178)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(856,787)	$(789,557)
Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(5.65)	$(5.69)
Diluted	$(5.65)	$(5.69)
Weighted average common shares outstanding:
Basic	151,568	138,660
Diluted	151,568	138,660
The Company’s consolidated statements of operations for the year ended December 31, 2020 does not include any results from OneStim operations as the OneStim Acquisition closed on December 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Note 4—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2020	2019
Proppants	$13,658	$14,013
Chemicals	16,434	10,076
Maintenance parts	88,476	64,458
	$118,568	$88,547
During the years ended December 31, 2020 and December 31, 2019, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $1.1 million and $2.0 million, respectively, included as a component in cost of services in the consolidated statements of operations.
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2020	2019
($ in thousands)
Land	N/A	$38,346	$5,400
Field services equipment	2-7	1,249,933	978,418
Vehicles	4-7	59,741	60,290
Buildings and facilities	5-30	156,109	29,930
Mineral reserves	>25	78,793	—
Office equipment and furniture	2-7	6,840	6,623
		1,589,762	1,080,661
Less accumulated depreciation and amortization		(622,530)	(455,687)
		967,232	624,974
Construction in-progress	N/A	153,718	26,729
		$1,120,950	$651,703
During the years ended December 31, 2020, 2019 and 2018, the Company recognized depreciation expense of $169.9 million, $153.6 million and $124.9 million respectively.
During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of December 31, 2020, the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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

Note 6—Leases
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
The components of lease expense for the years ended as of December 31, 2020, and 2019 were as follows:

($ in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$8,115	$10,256
Interest on lease liabilities	1,770	2,652
Operating lease cost	25,817	20,731
Variable lease cost	2,935	3,118
Sublease (income)	(113)	—
Total lease cost, net	$38,524	$36,757

In accordance with prior guidance, ASC 840, Leases, total rent expense was $40.9 million for the year ended December, 31, 2018.
Supplemental cash flow and other information related to leases as of December 31, 2020 and 2019 were as follows:

($ in thousands)	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating leases	$23,612	$20,849
Finance leases	13,433	14,795
Right-of-use assets upon adoption of ASC 842 and obtained in exchange for new lease liabilities:
Operating leases	29,663	70,611
Finance leases	10,921	65,333

During the year ended December 31, 2020, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments, the Company wrote-off finance lease right-of-use assets and liabilities of $22.5 million and $19.0 million, respectively, and recognized operating lease right-of-use assets and liabilities of $18.6 million and $15.1 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	5.9 years	6.4 years
Finance leases	1.5 years	1.3 years
Weighted-average discount rate:
Operating leases	4.8%	5.4%
Finance leases	5.8%	5.2%

Future minimum lease commitments as of December 31, 2020 are as follows:

($ in thousands)	Finance	Operating
2021	$21,270	$26,546
2022	8,298	18,773
2023	4,163	8,424
2024	—	5,750
2025	—	4,155
Thereafter	—	21,980
Total lease payments	33,731	85,628
Less imputed interest	(1,833)	(11,717)
Total	$31,898	$73,911

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2020 is $8.7 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.

Note 7—Debt
Debt consists of the following:

	December 31,
	2020	2019
Term Loan Outstanding	$108,215	$109,966
Revolving Line of Credit	—	—
Deferred financing costs and original issue discount	(2,440)	(3,826)
Total debt, net of deferred financing costs and original issue discount	$105,775	$106,140
Current portion of long-term debt, net of discount	$364	$409
Long-term debt, net of discount and current portion	105,411	105,731
	$105,775	$106,140
On September 19, 2017, the Company entered into two new credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. On May 29, 2020 the Company amended the ABL Facility to allow accounts receivables that are more than 90 but less than 120 days past their original invoice date to be included in the determination of eligible accounts receivables, up to a limit of $37.5 million when combined with receivables that are more than 60 but less than 90 days past their due date to be included in the borrowing base. The expanded borrowing base terms were in effect from May 1, 2020 through December 31, 2020.
As of December 31, 2020, the borrowing base was calculated to be $115.1 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, with $114.3 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022, and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
and inventory, and further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $108.2 million remained outstanding as of December 31, 2020. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average rate on borrowings was 8.6% as of December 31, 2020. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Company was in compliance with these covenants as of December 31, 2020.
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2021	$1,750
2022	106,465
2023	—
2024	—
2025	—
$108,215

Note 8—Fair Value Measurements and Financial Instruments
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at December 31, 2020 and 2019.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at December 31, 2020 and 2019, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at December 31, 2020 and 2019, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the OneStim Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 3—The OneStim Acquisition.
Other assets measured at fair value on a nonrecurring basis consist of notes receivable—related party from the Affiliate, as defined and described in Note 13—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 13—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. These notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. As of December 31, 2020 and December 31, 2019, notes receivable—related party from the Affiliate totaled $0 and $2.5 million, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2020 and 2019, the Company had cash equivalents, measured at fair value, of $21.3 million and $86.9 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated financial statements. Although a triggering event occurred during the year ended December 31, 2020 (see Note 5—Property and Equipment), no such measurements were required as of December 31, 2020 and 2019.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalents balance on deposit with financial institutions total $69.0 million and $112.7 million as of December 31, 2020 and 2019, respectively, which, as of certain dates, exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. Concentrations of receivables and revenues were as follows:

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements

	Portion of total of consolidated accounts receivable and unbilled revenue as of December 31,		Portion of consolidated revenues for the year ended December 31,
	2020	2019	2020	2019	2018
Customer A	11%	—%	12%	—%	—%
Customer B	11%	—%	11%	—%	—%
Customer C	—%	12%	10%	—%	—%
Customer D	—%	—%	10%	—%	—%
Customer E	—%	—%	—%	—%	11%

As of December 31, 2020, the Company had $0.8 million in allowance for credit losses. Subsequent to the adoption of ASU 2016-13 (see “Credit Losses” within Note 2—Significant Accounting Policies—Recently Adopted Accounting Standards) on January 1, 2020, the Company recognized a $4.9 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of deteriorating economic conditions for the oil and gas industry at the time, and one customer that entered bankruptcy proceedings during the year.
The Company applied historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and an additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. While the Company has not experienced significant credit losses in the past and did not see during 2020 material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the ongoing impacts of COVID-19, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-ins may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
As of December 31, 2019, the Company recorded a provision related to one specific entity engaged in the business of oil and gas exploration and production that had filed for bankruptcy. As of December 31, 2018 the Company had no provision for credit losses.

($ in thousands)	2020	2019	2018
Allowance for credit losses, beginning of year	$1,053	$—	$—
Credit losses:
Current period provision	4,877	1,053	—
Amounts written off, net of recoveries	(5,157)	—	—
Allowance for credit losses, end of year	$773	$1,053	$—

Note 9—Equity
Preferred Stock
As of December 31, 2020 and 2019 the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company's board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 157,952,213 shares of Class A Common Stock outstanding as of December 31, 2020, none of which were restricted. As of December 31, 2019, the Company had a total of 81,885,384 shares of Class A Common Stock outstanding, which included 268,205 shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Class B Common Stock
The Company had a total of 21,550,282 and 30,638,960 shares of Class B Common Stock outstanding as of December 31, 2020 and 2019, respectively. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
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
The Company recognizes compensation expense for equity-based Legacy Units issued to employees based on the grant-date fair value of the awards and each award’s requisite service period. With the assistance from a third-party valuation expert, the Predecessor determined that the Legacy Units issued to employees were deemed to have a de minimis grant-date fair value based on their assigned benchmark values. In connection with the Corporate Reorganization, the unvested Legacy Units were exchanged for 1,258,514 shares of restricted stock with the same terms and requisite vesting conditions as the Legacy Units. All shares of restricted stock were vested as of December 31, 2020.
Restricted Stock Awards
Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeitures if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions.
The following table summarizes the Company’s unvested restricted stock activity for the year ended December 31, 2020:

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements

	Number of Shares	Grant Date Fair Value per Share(1)
Restricted Shares as of December 31, 2019	268,205	—
Vested	(263,818)	—
Forfeited	(4,387)	—
Outstanding at December 31, 2020	—	$—
(1) As discussed above, the shares of restricted stock retain the grant date fair value of the Legacy Units.
Long Term Incentive Plan
On January 11, 2018, the Company adopted the Long Term Incentive Plan (“LTIP”) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Company’s board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transaction or changes of capitalization in accordance with the LTIP, 12,908,734 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	1,734,535	$16.97
Granted	1,449,329	7.72
Vested	(935,124)	17.15
Forfeited	(65,706)	11.93
Outstanding at December 31, 2020	2,183,034	$10.90
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over a three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2020 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2019	329,277	$14.93
Granted	392,948	9.62
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	722,225	$12.04
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated and combined statements of operations. The Company recognized stock based compensation expense of $17.1 million for the year ended December 31, 2020 and $13.6 million for the year ended December, 31, 2019. There was

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
approximately $18.9 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2 years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to stockholders of record as of March 6, 2020. Liberty LLC paid a distribution of total of $5.6 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unit holders during the year ended December 31, 2020, of which $4.1 million was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2020, which totaled $4.1 million. For the year ended December 31, 2019, Liberty LLC paid quarterly distributions for a total of $22.5 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unit holders, of which $14.7 million was paid to the Company. The Company used the proceeds of the distributions to pay quarterly dividends to all holders of Class A Common Stock, which totaled $14.7 million. Additionally, as of December 31, 2020 and December 31, 2019, the Company had $0.4 million and $0.5 million of accrued dividends payable related to restricted stock and RSUs to be paid upon vesting, respectively. Dividends related to forfeited restricted stock and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021.
During the year ended December 31, 2020, no shares were repurchased under the share repurchase program. During the year ended December 31, 2019, Liberty LLC redeemed and retired 1,303,003 Liberty LLC Units from the Company for $18.4 million, and the Company repurchased and retired 1,303,003 shares of Class A Common Stock for $18.4 million, or $14.66 average price per share.
The repurchase in January 2019 completed the share repurchase amount authorized on September 10, 2018. During the year ended December 31, 2019, of the total amount of Class A Common Stock repurchased, 117,647 shares were repurchased from R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P., and Riverstone/Carlyle Energy Partners IV, L.P. (“R/C” and collectively, the “Riverstone Sellers”). During the year ended December 31, 2018, of the total amount of Class A Common Stock repurchased, 2,491,160 shares were repurchased pursuant to a Stock Purchase and Sale Agreement, dated as of September 14, 2018, by the Riverstone Sellers. For further details of this related party transaction, see Note 13—Related Party Transactions.
As of December 31, 2020 and 2019, $98.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program, respectively. Following the expiration of the most recent authorization on January 31, 2021, no amounts remain authorized under the share repurchase plan.
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
Note 10—Net (Loss) Income per Share
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
The following table reflects the allocation of net (loss) income to common stockholders and net (loss) income per share computations for the periods indicated based on a weighted average number of common stock outstanding:

(In thousands, except per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019
Basic Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. Stockholders	$(115,583)	$39,003
Denominator:
Basic weighted average shares outstanding	85,242	72,334
Basic net (loss) income per share attributable to Liberty Oilfield Services Inc. Stockholders	$(1.36)	$0.54
Diluted Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. Stockholders	$(115,583)	$39,003
Effect of exchange of the shares of Class B Common stock for shares of Class A Common Stock	—	16,521
Diluted net (loss) income attributable to Liberty Oilfield Services Inc. Stockholders	$(115,583)	$55,524
Denominator:
Basic weighted average shares outstanding	85,242	72,334
Effect of dilutive securities:
Restricted stock	—	512
Restricted stock units	—	1,771
Class B Common Stock	—	30,639
Diluted weighted average shares outstanding	85,242	105,256
Diluted net (loss) income per share attributable to Liberty Oilfield Services Inc. Stockholders	$(1.36)	$0.53
Diluted weighted average common shares outstanding for the year ended December 31, 2020 exclude 27,427 weighted average shares of Class B Common Stock, 207 weighted average shares of restricted stock, and 2,460 weighted average shares of restricted stock units. Diluted weighted average common shares outstanding for the year ended December 31, 2019 exclude 9,057 weighted average shares of Class B Common Stock exchanged during the period (share counts presented in 000’s).
Note 11—Income Taxes
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
Following the IPO, the Company is a corporation and is subject to U.S. federal, state and local income tax on its share of Liberty LLC’s taxable income. Liberty LLC is treated as a partnership, and its income is passed through to its owners, for income tax purposes. Liberty LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of Liberty LLC’s pass-through taxable income. As of December 31, 2020, tax reporting by the Company’s Predecessor for the years ended December 31, 2017 and 2018 is subject to examination by the tax authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended before December 31, 2017.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Income tax (benefit) expense reflected in the consolidated statement of operations consisted of:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$(5,541)	$(9,907)	$16,684
State	230	551	3,213
Total Current	$(5,311)	$(9,356)	19,897

Deferred:
Federal	(23,103)	23,419	19,063
State	(2,443)	(11)	1,425
Total Deferred	$(25,546)	$23,408	20,488
Income tax (benefit) expense	$(30,857)	$14,052	40,385
A reconciliation of the statutory U.S. federal income tax rate of 21.0% to the Company’s effective income tax rate is as follows:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal income tax (benefit) expense at statutory rate	$(40,222)	$18,672	$60,778
State and local income tax (benefit) expense, net	(2,212)	1,525	4,456
Pre-IPO income before income taxes attributable to the Predecessor	—	—	(1,958)
Non-controlling interest	9,463	(7,531)	(24,606)
Stock Compensation	2,157	227	—
Other	(43)	1,159	1,715
Total income tax (benefit) expense	$(30,857)	$14,052	$40,385
The effective tax rate for the years ended December 31, 2020 and 2019 was 16.1% and 15.8%, respectively. The effective tax rate for the period commencing on January 17, 2018, the date of the Corporate Reorganization, through December 31, 2018 was 14.1%.
The Company recognized income tax benefit of $30.9 million during the year ended December 31, 2020. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% because no taxes are payable by the Company for the non-controlling interest’s share of Liberty LLC’s pass-through income for federal, state and local income tax reporting. During 2020, the non-controlling interest effect resulted in a $9.5 million reduction in income tax benefit.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Federal net operating losses	$15,632	$10,486
State net operating losses	2,697	925
Realized tax benefit - TRAs	52,561	48,575
Total deferred tax assets	70,890	59,986

Deferred tax liabilities:
Investment in Liberty LLC	$(64,765)	$(79,099)
Other	(765)	(546)
Total deferred tax liabilities	(65,530)	(79,645)

Net deferred tax asset (liability)	$5,360	$(19,659)
As of December 31, 2020, the Company had significant deferred tax assets and liabilities. The deferred tax assets include U.S. federal and state net operating losses and the step-up in basis of depreciable assets under Section 754 of the Internal Revenue Code of 1986, as amended. As a result of the IPO and Corporate Reorganization, the Company recorded a deferred tax asset and liability for the difference between the book value and the tax value of the Company's investment in Liberty LLC. The deferred tax assets have been recorded for tax attributes contributed to the Company as part of the Corporate Reorganization. Deferred tax liabilities of $29.3 million were recorded relating to Liberty LLC Units acquired through the reorganization. The initial deferred tax liability is recorded as a long term liability and additional paid in capital on the consolidated balance sheet as of December 31, 2020.
As of December 31, 2020, the Company has available U.S. federal net operating loss carryforwards to reduce future taxable income of $3.7 million expiring in 2027, and $69.3 million with no expiration date. Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted March 27, 2020, net operating losses (“NOL”) incurred in 2018, 2019, and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company will apply for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other assets.
On December 31, 2020, the Company completed the OneStim Acquisition in a taxable exchange for 66,326,134 shares of Class A Common Stock. The Transferred Business was operated by a limited liability company that was treated as a disregarded entity for federal tax purposes prior to the acquisition date. Upon acquisition the fair market value of assets were recorded for federal tax purposes. Therefore, no goodwill and deferred taxes have been recorded related to the acquisition. See Note 3—The OneStim Acquisition for additional information regarding the OneStim Acquisition.
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2020. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize applicable interest and penalties related to income tax matters in income tax expense.
Tax Distributions
Liberty LLC is treated as a partnership for income tax purposes. Federal, state and local taxes resulting from the pass-through taxable income of Liberty LLC are obligations of its members. Net profits and losses are generally allocated to the

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
members of Liberty LLC (including the Company) in accordance with the number of Liberty LLC Units held by each member for tax purposes. The Liberty LLC Agreement provides for pro rata cash distributions, and in certain cases non-pro rata cash advances, to assist members (including the Company) in paying their income tax liabilities. The Liberty LLC Agreement requires any tax advances to be proportionally repaid in connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right. Net advances received by Liberty LLC from non-controlling interest holders were $1.4 million and de minimis, respectively, for the years ended December 31, 2020 and 2019.
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
Prior to the Corporate Reorganization, one of the Legacy Owners distributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp. (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to the Company. At the time of the contribution, R/C IV had net operating loss carryforwards totaling $10.9 million for federal income tax purposes and $10.9 million for certain state income tax purposes, which became available for the Company’s use as a result of the contribution. As a result of the Company being in a net income position in 2018 and the expected utilization of deferred tax assets, the Company recognized a deferred tax asset of $2.6 million and a corresponding $2.3 million liability pursuant to the TRAs. Of the contributed net operating loss carryforwards, $6.4 million for federal income tax purposes and $6.4 million of certain state income tax purposes have been utilized. As a result, the Company has remaining $1.5 million of deferred tax asset and a corresponding $1.4 million liability pursuant to the TRAs.
During the year ended December 31, 2020, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $13.1 million in amounts payable under the TRAs, and a net increase of $15.5 million in deferred tax assets, all of which were recorded through equity. The Company also made TRA payments of $1.9 million and $5.5 million, totaling $7.4 million for the year ended December 31, 2020. The TRA payments were related to tax benefits realized in prior years and for the Company’s NOL carryback of 2019 NOL to 2018 taxable income under the CARES Act.
During the year ended December 31, 2019, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $34.0 million in amounts payable under the TRAs, and a net increase of $40.0 million in deferred tax assets, all of which were recorded through equity.
At December 31, 2020, the Company’s liability under the TRAs was $56.6 million, all of which is presented as a component of long term liabilities, and the related deferred tax assets totaled $54.0 million.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. However, effective April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its 6% matching contribution. Prior to April 1, 2020, the Company made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $4.2 million, $15.7 million, and $13.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Effective January 1, 2021 the Company restored its 6% matching contribution.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
Note 13—Related Party Transactions
As of December 31, 2020 Schlumberger owns 66,326,134 shares of Class A Common Stock of the Company, or 37.0% of the issued and outstanding shares of common stock of the Company, including Class A Common Stock and Class B Common Stock. Under the Transaction agreement, to the extent the net working capital, as defined, of the Transferred Business is less than $54.6 million, the difference shall be payable in cash to the Company. Additionally, the Company and Schlumberger agreed to an $8.0 million true-up payment related to the estimated costs to bring certain assets to full working condition. As of December 31, 2020, the Company recorded an estimated receivable from Schlumberger of $24.7 million related to these true-up payments. The Company collected $8.0 million in January 2021. Additionally, in conjunction with closing the OneStim Acquisition, the Company entered unto a transition services agreement with Schlumberger, under which Schlumberger will provide certain administrative transition services for a rate of approximately $2.5 million per month, until the Company fully integrates the acquired business.
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV Non-U.S. LOS Corp (“R/C IV”). Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the years ended December 31, 2020 and December 31, 2019, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 4,016,965 and 9,605,786 shares of Class B Common Stock resulting in an increase in tax basis, as described in Note—11 Income Taxes—Tax Receivable Agreements, and recognition of $6.1 million and $22.3 million in amounts payable under the TRAs, respectively. As of December 31, 2020 and 2019, the Company’s current liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV Non-US were $0 and $1.3 million, respectively, included in accrued interest and other and non-current liabilities were $27.2 million and $23.8 million, respectively, in payable pursuant to tax receivable agreements in the accompanying condensed consolidated balance sheets.
In September 2011, Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) and LOS, companies with common ownership and management, entered into a services agreement (the “Services Agreement”) whereby the Affiliate is to provide certain administrative support functions to LOS and a master service agreement whereby LOS provides hydraulic fracturing services to the Affiliate at market service rates. The amounts incurred under the Services Agreement by LOS during the years ended December 31, 2020, 2019 and 2018, were $0, $0 million, and $0.2 million, respectively. The Services Agreement was terminated during June 2018.
The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the years ended December 31, 2020, 2019 and 2018, were $0.0 million, $18.3 million and $23.1 million, respectively. As of December 31, 2020 and 2019, $0.0 million and $7.1 million, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date of the remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amounts outstanding, including all accrued interest was paid in full in January 2020. As of December 31, 2020 and December 31, 2019, amounts outstanding under the amended payment terms from the Affiliate were $0 and $2.5 million, all of which is presented in accounts and notes receivable—related party in the accompanying consolidated balance sheet. The balance outstanding is subject to interest at 13% annual percent yield, retroactively applied to the respective invoice date. During the year ended December 31, 2020 and 2019, interest income from the Affiliate was $0.3 million and $1.8 million, respectively, and accrued interest as of December 31, 2020 and 2019 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days is subject to 13% interest.
Liberty Holdings entered into an advisory agreement, dated December 30, 2011, with Riverstone/Carlyle Energy Partners IV, L.P. (“R/C”), in which R/C agreed to provide certain administrative advisory services to Liberty Holdings. The advisory services agreement was terminated pursuant to an agreement effective as of January 11, 2018. On January 11, 2018, Liberty Holdings, R/C and other parties entered into a Master Reorganization Agreement that, among other things, crystallized the “waterfall” provisions of Article VI of the Third Amended and Restated Limited Liability Agreement of Liberty Holdings, dated October 11, 2016 (the “Holdings LLC Agreement”), in connection with the initial public offering of shares of Class A Common Stock. As part of this crystallization, R/C and affiliated entities (collectively, the “R/C Affiliates”) received shares of Class A Common Stock, including 117,647 shares of Class A Common Stock (such 117,647 referred to as the “Issued Shares”) to compensate R/C Affiliates for certain accrued preferred returns but which would not have been issued had the $2.0 million in fees owing under the advisory agreement been paid in cash. Had this fee been paid in cash on or prior to January 11, 2018, R/C and Liberty Holdings acknowledge that R/C Affiliates would not have received the Issued Shares in the crystallization pursuant

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
to the provisions of the Holdings LLC Agreement. Subsequently, during the fourth quarter of 2018, R/C asserted that certain provisions of the termination of services agreement provided for R/C to receive $2.0 million in cash as payment of those accrued fees. To resolve this matter, the Company agreed to pay R/C Affiliates $2.0 million in cash in exchange for the return, at the IPO price, of the Issued Shares and $0.3 million for interest and the settlement of the matter. Accordingly, $2.3 million was recorded as accrued liabilities—related party in the consolidated balance sheet as of December 31, 2018 and subsequently paid in January 2019. The returned shares of Class A Common Stock were canceled and retired, and the Company does not expect to incur future expense related to the advisory agreement or termination thereof.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC, the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018; however, the Company continues to lease equipment from PropX. During the years ended December 31, 2020, 2019 and 2018 for $8.7 million, $9.8 million and $4.4 million, respectively.
Payables to PropX as of December 31, 2020 and 2019 were $1.5 million and $0.8 million, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, and related proppant transportation, as well as chemicals. As of December 31, 2020 and 2019, the agreements commit the Company to purchase 1,580,750 and 7,978,300 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. Additionally, related proppant transload service commitments extend through 2024.
Future proppant, transload and mancamp commitments are as follows:

Year ending December 31,
2021	$82,141
2022	17,823
2023	9,524
2024	10,268
2025	7,664
Thereafter	—
$127,420
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. In the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $51.8 million, $17.9 million, $9.5 million, $10.3 million, and $7.7 million for the years ended 2021, 2022, 2023, 2024, and 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the year ending December 31, 2021 are $12.3 million of payments expected to be due to Schlumberger, in conjunction with transition services provided by Schlumberger, in the first quarter of 2021 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of such

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements
aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 15—Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2020 and 2019. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements

($ in thousands)	Year Ended December 31, 2020
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$472,344	$88,362	$147,495	$257,586
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	392,716	89,518	139,237	236,510
General and administrative	28,613	18,064	17,307	20,114
Transaction, severance and other costs	—	9,057	2,609	9,395
Depreciation and amortization	44,831	44,931	44,496	45,826
(Gain) loss on disposal of assets	(102)	334	(752)	109
Total operating costs and expenses	466,058	161,904	202,897	311,954
Operating income (loss)	6,286	(73,542)	(55,402)	(54,368)
Other expense:
Interest expense, net	3,608	3,656	3,595	3,646
Net income (loss) before income taxes	2,678	(77,198)	(58,997)	(58,014)
Income tax expense (benefit)	261	(11,363)	(9,972)	(9,783)
Net income (loss)	2,417	(65,835)	(49,025)	(48,231)
Less: Net income (loss) attributable to non-controlling interests	697	(20,064)	(14,523)	(11,201)
Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders	$1,720	$(45,771)	$(34,502)	$(37,030)

Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.02	$(0.55)	$(0.41)	$(0.41)
Diluted	$0.02	$(0.55)	$(0.41)	$(0.41)

LIBERTY OILFIELD SERVICES INC.
Notes to Consolidated and Combined Financial Statements

($ in thousands)	Year ended December 31, 2019
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$535,148	$542,147	$515,079	$397,971
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	429,299	426,444	421,007	344,430
General and administrative	22,088	23,989	25,302	26,210
Depreciation and amortization	38,387	40,368	42,324	44,299
Loss (gain) on disposal of assets	1,223	143	(124)	1,359
Total operating costs and expenses	490,997	490,944	488,509	416,298
Operating income (loss)	44,151	51,203	26,570	(18,327)
Other expense:
Interest expense, net	4,182	3,597	3,726	3,176
Net income (loss) before income taxes	39,969	47,606	22,844	(21,503)
Income tax expense (benefit)	6,060	7,083	4,004	(3,095)
Net income (loss)	33,909	40,523	18,840	(18,408)
Less: Net income (loss) attributable to non-controlling interests	15,788	18,491	7,842	(6,260)
Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders	$18,121	$22,032	$10,998	$(12,148)

Net income (loss) attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$0.27	$0.32	$0.15	$(0.15)
Diluted	$0.26	$0.32	$0.15	$(0.15)

Note 16—Subsequent Events
On February 8, 2021, certain Liberty LLC Unitholders exercised their redemption rights and redeemed 6.1 million (or up to 7.0 million if the underwriters exercise the option to purchase additional shares) Liberty LLC Units (and an equivalent number of shares of Class B Common Stock) for an equivalent numbers of shares of Class A Common Stock of the Company. This exchange resulted in an increase to the ownership percentage of Liberty LLC owned by the Company. The Company expects to record an increase to the Company’s deferred tax asset as a result. In addition, the Company expects to record an increase to the payable pursuant to the TRAs.
There were no other significant subsequent events requiring disclosure or recognition other than those disclosed in these notes to the consolidated financial statements.