Form 10-Q
period 2021-03-31
Liberty Oilfield Services Inc.
filed 2021-04-30
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 23, 2021, the Registrant had 169,890,097 shares of Class A Common Stock and 10,280,825 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth including from the OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices, future global economic conditions, the impacts of the COVID-19 pandemic, improvements in operating procedures and technology, the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$69,534	$68,978
Accounts receivable—trade, net of provision for credit losses of $773 and $773, respectively	200,711	244,433
Unbilled revenue	135,753	69,516
Inventories	129,338	118,568
Prepaid and other current assets (including $4,417 and $24,708, respectively, from related parties)	47,887	65,638
Total current assets	583,223	567,133
Property and equipment, net	1,105,938	1,120,950
Finance lease right-of-use assets	36,155	38,733
Operating lease right-of-use assets	69,996	75,878
Deferred tax assets	43,514	5,360
Other tax asset	77,949	81,888
Total assets	$1,916,775	$1,889,942
Liabilities and Equity
Current liabilities:
Accounts payable (including $1,699 and $0, respectively, to related parties)	$184,799	$193,338
Accrued liabilities (including $2,811 and $0, respectively, to related parties)	166,193	118,383
Current portion of long-term debt, net of discount of $1,380 and $1,386, respectively	370	364
Current portion of finance lease liabilities	19,197	20,580
Current portion of operating lease liabilities	22,990	23,481
Total current liabilities	393,549	356,146
Long-term debt, net of discount of $711 and $1,054, respectively, less current portion	105,317	105,411
Deferred tax liability	—	—
Payable pursuant to tax receivable agreements (including $52,997 and $27,173, respectively, to related parties)	84,668	56,594
Noncurrent portion of finance lease liabilities	9,752	11,318
Noncurrent portion of operating lease liabilities	45,754	50,430
Total liabilities	639,040	579,899
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 169,260,130 issued and outstanding as of March 31, 2021 and 157,952,213 issued and outstanding as of December 31, 2020	1,692	1,579
Class B, $0.01 par value, 400,000,000 shares authorized and 10,280,825 issued and outstanding as of March 31, 2021 and 21,550,282 issued and outstanding as of December 31, 2020	103	216
Additional paid in capital	1,212,354	1,125,554
(Accumulated deficit) retained earnings	(10,915)	23,288
Accumulated other comprehensive income	1,318	—
Total stockholders’ equity	1,204,552	1,150,637
Non-controlling interest	73,183	159,406
Total equity	1,277,735	1,310,043
Total liabilities and equity	$1,916,775	$1,889,942
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Revenue	$550,852	$472,344
Revenue—related parties	1,180	—
Total revenue	552,032	472,344
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	498,935	392,716
General and administrative	26,359	28,613
Transaction, severance and other costs	7,621	—
Depreciation, depletion and amortization	62,056	44,831
Gain on disposal of assets	(720)	(102)
Total operating costs and expenses	594,251	466,058
Operating (loss) income	(42,219)	6,286
Other (income) expense:
Interest income	(1)	(263)
Interest income—related party	—	(187)
Interest expense	3,755	4,058
Total interest expense, net	3,754	3,608
Net (loss) income before income taxes	(45,973)	2,678
Income tax (benefit) expense	(7,357)	261
Net (loss) income	(38,616)	2,417
Less: Net (loss) income attributable to non-controlling interests	(4,411)	697
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,205)	$1,720

Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.21)	$0.02
Diluted	$(0.21)	$0.02
Weighted average common shares outstanding:
Basic	163,207	81,651
Diluted	163,207	114,952
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(38,616)	$2,417
Other comprehensive (loss) income
Foreign currency translation	1,410	—
Comprehensive (loss) income	$(37,206)	$2,417
Comprehensive (loss) income attributable to non-controlling interest	(4,319)	697
Comprehensive (loss) income attributable to Liberty Oilfield Services, Inc.	$(32,887)	$1,720
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	11,269	(11,269)	113	(113)	82,753	—	—	82,753	(82,753)	—
Offering Costs	—	—	—	—	(773)	—	—	(773)	(75)	(848)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	4,954	—	—	4,954	—	4,954
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	(4,519)	—	—	(4,519)	—	(4,519)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	548	548
Stock based compensation expense	—	—	—	—	4,515	—	—	4,515	432	4,947
Vesting of restricted stock units	38	—	—	—	(130)	—	—	(130)	(56)	(186)
Restricted Stock and RSU Forfeitures	—	—	—	—	—	2		2	—	2
Currency translation adjustment	—	—	—	—	—	—	1,318	1,318	92	1,410
Net loss	—	—	—	—	—	(34,205)	—	(34,205)	(4,411)	(38,616)
Balance—March 31, 2021	169,259	10,281	$1,692	$103	$1,212,354	$(10,915)	$1,318	$1,204,552	$73,183	$1,277,735

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$—	$554,827	$226,665	$781,492
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(4,244)	—	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	(804)	(804)
Stock based compensation expense	—	—	—	—	3,001	—	—	3,001	1,123	4,124
Vesting of restricted stock units	35	—	—	—	67	—	—	67	(67)	—
Net income	—	—	—	—	—	1,720	—	1,720	697	2,417
Balance—March 31, 2020	81,920	30,639	$819	$307	$413,664	$140,581	$—	$555,371	$226,082	$781,453
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(38,616)	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,045	44,831
Gain on disposal of assets	(720)	(102)
Amortization of debt issuance costs	569	548
Inventory write-down	—	674
Non-cash lease expense	981	518
Stock based compensation expense	4,947	4,124
Deferred income taxes	(9,645)	—
Gain on tax receivable agreements	—	(37)
Provision for credit losses	—	2,523
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(20,977)	(93,477)
Accounts receivable and unbilled revenue—related party	(100)	8,239
Inventories	(10,497)	257
Other assets	17,375	7,450
Accounts payable and accrued liabilities	22,166	22,789
Initial payment of operating lease liability	—	(523)
Net cash provided by operating activities	27,528	231
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(25,361)	(45,395)
Proceeds from sale of assets	1,574	317
Net cash used in investing activities	(23,787)	(45,078)
Cash flows from financing activities:
Repayments of borrowings on term loan	(438)	(438)
Payments on finance lease obligations	(2,326)	(2,470)
Class A Common Stock dividends	—	(4,090)
Per unit distributions to non-controlling interest unitholders	—	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	548	(2,782)
Restricted stock unit vesting	(202)	—
Payments of equity offering costs	(848)	—
Net cash used in financing activities	(3,266)	(11,312)
Net increase (decrease) in cash and cash equivalents before translation effect	475	(56,159)
Translation effect on cash	81	—
Cash and cash equivalents—beginning of period	68,978	112,690
Cash and cash equivalents—end of period	$69,534	$56,531
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,642	$2,927
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$27,494	$19,636
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021 (the “Annual Report”) for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
The Company, together with its subsidiaries, is a multi-basin provider of hydraulic fracturing services and goods, with a focus on deploying the latest technologies in the technically demanding oil and gas reservoirs in which it operates, principally in North Dakota, Colorado, Louisiana, Oklahoma, New Mexico, Wyoming, Texas and the provinces of Alberta and British Columbia, Canada.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q, Regulation S-X, and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the annual financial statements and notes thereto included in the Company’s Annual Report.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2021 and December 31, 2020, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiary into the U.S. dollar reporting currency. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Assets and liabilities of the subsidiary’s operations are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date and income and expenses are translated at the average exchange rate in effect during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently Adopted Accounting Standards
Simplification of Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplification of Accounting for Income Taxes, which simplifies the accounting for income taxes by providing new guidance to reduce complexity and eliminate certain exceptions to the general approach to the income tax accounting model. The Company adopted this guidance effective January 1, 2021, which did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
Codification Improvements
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies various topics, including the addition of existing disclosure requirements to the relevant disclosure sections. This update does not change GAAP, and therefore, does not result in a significant change in the Company’s accounting practices. The guidance is effective for fiscal periods beginning after December 15, 2020, as the amendment pertains to disclosure items only. The Company adopted the new rules effective January 1, 2021 and the adoption did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
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
Note 3—The OneStim Acquisition
On August 31, 2020 the Company and certain of its subsidiaries entered into the certain Master Transaction Agreement (the “Transaction Agreement”) with Schlumberger Technology Corporation and Schlumberger Canada Limited (collectively “Schlumberger”), pursuant to which the Company acquired certain assets and liabilities of Schlumberger’s OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (such entire business of Schlumberger “OneStim,” and the portion of OneStim acquired pursuant to the Transaction Agreement the “Transferred Business”) in exchange for 57,377,232 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and a non-interest bearing demand promissory note (the “Canadian Buyer Note” and such acquisition, the “OneStim Acquisition”). The Canadian Buyer Note was settled for 8,948,902 shares of Class A Common Stock, and a total of 66,326,134 shares of Class A Common Stock were issued in connection with the OneStim Acquisition. Effective December 31, 2020, Schlumberger owns approximately 37.0% of the Company’s issued and outstanding shares of common stock, including Class A Common Stock and the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). In connection with the issuance of 66,326,134 shares of Class A Common Stock, Liberty LLC also issued 66,326,134 Liberty LLC Units to the Company.
The OneStim Acquisition was completed for total consideration of approximately $683.8 million based on the value of the Canadian Buyer Note and the closing price of the Class A Common Stock on December 31, 2020. The Company accounted for the OneStim Acquisition using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair value on the date of the acquisition. The estimated fair values of certain assets and liabilities, including accounts receivable, require significant judgments and estimates. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends on the earliest date that the acquirer (i) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the OneStim Acquisition closed on December 31, 2020 the Company is in the process of completing the initial purchase price allocation, particularly as it relates to current assets and current liabilities, which are subject to certain minimum working capital contribution requirements under the Transaction Agreement. Such minimum working capital contribution calculations are subject to review and adjustment in order to determine final settlement. In addition, certain inventories are considered provisional until the Company has completed physical inventory counts at each warehouse.
The following table summarizes the fair value of the consideration transferred in the OneStim Acquisition and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (which are included within the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020) as of December 31, 2020, the date of the closing of the OneStim Acquisition:

($ in thousands)
Total Purchase Consideration:
Consideration	$683,822

Accounts receivable and unbilled revenue	$128,602
Inventories	33,245
Prepaid and other current assets	30,859
Property and equipment (1)	559,716
Intangible assets (included in other assets in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020) (2)	54,000
Total identifiable assets acquired	806,422
Accounts payable	75,522
Accrued liabilities	47,078
Total liabilities assumed	122,600
Total purchase consideration	$683,822
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
Transaction costs were $7.6 million, for the three months ended March 31, 2021, and are recorded as a component of transaction, severance and other costs in the accompanying unaudited condensed consolidated statements of operations. Equity offering costs totaled $1.6 million for the year ended December 31, 2020 and are recorded as a reduction to additional paid in capital in the accompanying unaudited condensed consolidated balance sheets.
The Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 presented herein does not include any results from OneStim operations as the OneStim Acquisition closed on December 31, 2020. The Company’s unaudited condensed consolidated financial statements include results from OneStim operations for full three months ended March 31, 2021.
The following combined pro forma information assumes the OneStim Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2020 or any operating efficiencies or inefficiencies that may result from the OneStim Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled OneStim during the period presented.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31,
(unaudited, in thousands)	2020
Revenue	$1,067,451
Net loss	(466,533)
Less: Net loss attributable to non-controlling interests	(106,910)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(359,623)
Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(2.43)
Diluted	$(2.43)
Weighted average common shares outstanding:
Basic	147,978
Diluted	147,978

Note 4—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2021	2020
Proppants	$15,178	$13,658
Chemicals	15,660	16,434
Maintenance parts and other	98,500	88,476
	$129,338	$118,568
The Company did not record any write-down to the inventory carrying value during the three months ended March 31, 2021. As of March 31, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.7 million, included as a component in cost of services in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2021	2020
Land	N/A	$38,448	$38,346
Field services equipment	2-7	1,309,525	1,249,933
Vehicles	4-7	58,545	59,741
Buildings and facilities	5-30	156,499	156,109
Mineral reserves	>25	78,793	78,793
Office equipment and furniture	2-7	6,946	6,840
		1,648,756	1,589,762
Less accumulated depreciation and depletion		(678,198)	(622,530)
		970,558	967,232
Construction in-progress	N/A	135,380	153,718
		$1,105,938	$1,120,950
Depreciation expense for the three months ended March 31, 2021 and 2020 was $56.7 million and $41.7 million, respectively. Depletion expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0, respectively.
During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of March 31, 2020. As of March 31, 2021, the Company concluded that no additional triggering events occurred and the conclusion reached at March 31, 2020 is still appropriate.
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
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1,795	$2,654
Interest on lease liabilities	537	596
Operating lease cost	7,267	5,471
Variable lease cost	557	795
Short-term lease cost	309	—
Total lease cost	$10,465	$9,516

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow and other information related to leases for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating leases	$6,430	$5,432
Finance leases	2,863	3,066
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	31	5,226
Finance leases	—	—

During the three months ended March 31, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments, the Company wrote-off finance lease right-of-use assets and liabilities of $0.8 million and $0.6 million, respectively, and recognized operating lease right-of-use assets and liabilities of $0.7 million and $0.5 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	5.9 years	5.9 years
Finance leases	1.3 years	1.5 years
Weighted-average discount rate:
Operating leases	4.7%	4.8%
Finance leases	5.8%	5.8%

Future minimum lease commitments as of March 31, 2021 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2021	$18,323	$20,409
2022	8,491	19,069
2023	4,356	8,513
2024	—	5,782
2025	—	4,155
Thereafter	—	21,981
Total lease payments	31,170	79,909
Less imputed interest	(2,221)	(11,165)
Total	$28,949	$68,744

Excluded from the future minimum lease commitments above is $2.6 million of lease payments for new operating leases executed during the three months ended March 31, 2021, not yet commenced as of March 31, 2021.
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2021 is $8.7 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Accrued vendor invoices	$87,762	$61,210
Operations accruals	47,310	28,932
Accrued benefits and other	31,121	28,241
	$166,193	$118,383

Note 8—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2021	2020
Term Loan outstanding	$107,778	$108,215
Revolving Line of Credit	—	—
Deferred financing costs and original issue discount	(2,091)	(2,440)
Total debt, net of deferred financing costs and original issue discount	$105,687	$105,775
Current portion of long-term debt, net of discount	$370	$364
Long-term debt, net of discount and current portion	105,317	105,411
	$105,687	$105,775
On September 19, 2017, the Company entered into two credit agreements for a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. Based upon the March 31, 2021 financial statements, the borrowing base is currently $189.7 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, with $188.9 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $107.8 million remained outstanding as of March 31, 2021. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average on borrowings was 8.6% as of March 31, 2021. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
The Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company was in compliance with these covenants as of March 31, 2021.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2021	$1,313
2022	106,465
2023	—
2024	—
2025	—
$107,778

Note 9—Fair Value Measurements and Financial Instruments
The fair values of the Company’s assets and liabilities represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction on the reporting date. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability on the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. The Company discloses the fair values of its assets and liabilities according to the quality of valuation inputs under the following hierarchy:
•Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.
•Level 2 Inputs: Inputs other than quoted prices that are directly or indirectly observable.
•Level 3 Inputs: Unobservable inputs that are significant to the fair value of assets or liabilities.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2021 and 2020.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2021 and December 31, 2020.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value on March 31, 2021 and December 31, 2020, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2021 and December 31, 2020, as the effective interest rates approximated market rates.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Other assets measured at fair value on a nonrecurring basis consist of a note receivable from the Affiliate, as defined and described in Note 14—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 14—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. These notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. The note was paid in full in January 2020.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2021 and December 31, 2020, the Company had cash equivalents, measured at fair value, of $21.3 million and $21.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. Although a triggering event occurred during the three months ended March 31, 2020 (see Note 5—Property and Equipment), no such measurements were required as of March 31, 2021 and December 31, 2020.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $69.5 million and $69.0 million as of March 31, 2021 and December 31, 2020, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and March 31, 2020, customer A, customer B, customer C, and customer D accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled revenue and consolidated revenues, respectively:

	Portion of total of consolidated accounts receivable and unbilled revenue as of		Portion of consolidated revenues for the three months ended March 31,
	March 31, 2021	December 31, 2020	2021	2020
Customer A	10%	—%	10%	—%
Customer B	—%	11%	—%	—%
Customer C	—%	11%	—%	—%
Customer D	—%	—%	—%	15%

The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of March 31, 2021 the Company had $0.8 million provision for credit losses. Subsequent to the adoption of ASU 2016-13 (see “Credit Losses” within Note 2—Significant Accounting Policies—Recently Adopted Accounting Standards) on

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 1, 2020, the Company recognized a $4.9 million provision for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of deteriorating economic conditions for the oil and gas industry at the time, and one customer that entered bankruptcy proceedings during the year.
The Company applied historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and an additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. The majority of the Company’s provision for credit losses relates to one customer currently in bankruptcy for which expected credit losses were individually evaluated. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of COVID-19, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-ins may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

($ in thousands)
Provision for credit losses on December 31, 2020	$773
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on March 31, 2021	$773

Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	2,183,034	$10.90
Granted	566,280	12.68
Vested	(38,460)	10.74
Forfeited	(19,685)	8.58
Outstanding as of March 31, 2021	2,691,169	$11.29
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2021 were as follows:

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	722,225	$12.04
Granted	575,870	12.98
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2021	1,298,095	$12.46
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock based compensation expense of $4.9 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. There was approximately $28.4 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2021. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2 years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement.
The Company paid quarterly cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to stockholders of record as of March 6, 2020. Liberty LLC paid a distribution of $5.6 million, or $0.05 per Liberty LLC Unit, to all holders of Liberty LLC Units as of March 6, 2020, $4.1 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2020, which totaled $4.1 million. Additionally, as of March 31, 2021 and December 31, 2020, the Company had $0.4 million and $0.4 million of accrued dividends payable related to restricted stock and RSUs to be paid upon vesting, respectively. Dividends related to forfeited restricted shares and RSUs will be forfeited.
Share Repurchase Program
On September 10, 2018 the Company’s board of directors authorized a share repurchase plan to repurchase up to $100.0 million of the Company’s Class A Common Stock through September 30, 2019. On January 22, 2019, the Company’s board of directors authorized an additional $100.0 million under the share repurchase plan through January 31, 2021.
During the three months ended March 31, 2021, and 2020 no shares were repurchased under the share repurchase program.
As of March 31, 2021, no amounts remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11—Net (Loss) Income per Share
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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Basic Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,205)	$1,720
Denominator:
Basic weighted average common shares outstanding	163,207	81,651
Basic net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.21)	$0.02
Diluted Net (Loss) Income Per Share
Numerator:
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,205)	$1,720
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	632
Diluted net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,205)	$2,352
Denominator:
Basic weighted average shares outstanding	163,207	81,651
Effect of dilutive securities:
Restricted stock	—	268
Restricted stock units	—	2,394
Class B Common Stock	—	30,639
Diluted weighted average shares outstanding	163,207	114,952
Diluted net (loss) income per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.21)	$0.02
In accordance with GAAP, diluted weighted average common shares outstanding for the three months ended March 31, 2021 exclude 16,333 weighted average shares of Class B Common Stock, and 3,326 weighted average shares of restricted stock units, as including them would be antidilutive.
Note 12—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. Beginning in January 2021, as a result of the OneStim Acquisition (see Note 3), the Company is also subject to Canada federal and provincial income tax on its foreign operations. The Company’s selection of an accounting policy with respect to both the global intangible low taxed foreign income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) rules is to compute the related taxes in the period the entity becomes subject to either GILTI or BEAT. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested, and no taxes have been accrued on these earnings.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2021 was 16.0%, compared to 9.7% for the period ended March 31, 2020. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily due to the effect of foreign operations and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized income tax benefit of $7.4 million and expense of $0.3 million during the three months ended March 31, 2021 and 2020, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, net operating losses (“NOL”) incurred in 2018, 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In 2021, the Company will apply for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other current assets in the accompanying unaudited condensed consolidated balance sheets.
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
During the three months ended March 31, 2021, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $28.1 million in amounts payable under the TRAs, and a net increase of $33.0 million in deferred tax assets, all of which were recorded through equity. During the three months ended March 31, 2020, there were no redemptions of Liberty LLC Units and shares of Class B Common Stock.
At March 31, 2021 and December 31, 2020, the Company’s liability under the TRAs was $84.7 million and $56.6 million, respectively, all of which is presented as a component of long term liabilities, and the related deferred tax assets totaled $87.0 million and $54.0 million, respectively.
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company has historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. However, on April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its matching contribution. Effective January 1, 2021 the Company restored its 6% matching contribution. Contributions made by the Company were $3.9 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Related Party Transactions
As of March 31, 2021 Schlumberger owned 66,326,134 shares of Class A Common Stock of the Company, or approximately 37.0% of the issued and outstanding shares of common stock of the Company, including Class A Common Stock and Class B Common Stock. Under the Transaction Agreement, to the extent the net working capital, as defined in the Transaction Agreement, of the Transferred Business is less than $54.6 million, the difference shall be payable in cash to the Company. Additionally, the Company and Schlumberger agreed to an $8.0 million true-up payment related to the estimated costs to bring certain assets to full working condition, which was collected during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company recorded an estimated receivable from Schlumberger of $4.4 million and $24.7 million related to these true-up payments, respectively. Additionally, in conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. The Company incurred $5.2 million of fees payable to Schlumberger for such transaction services during the three months ended March 31, 2021, and expects expenses incurred after March 31, 2021 to be immaterial.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three months ended March 31, 2021 total purchases from Schlumberger were approximately $11.1 million, and as of March 31, 2021 amounts due to Schlumberger were $1.7 million and $2.8 million included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
Prior to the Corporate Reorganization, one of the members of Liberty Holdings contributed a portion of its member interest in Liberty Holdings to R/C IV. Subsequently, in conjunction with the Corporate Reorganization, R/C IV was contributed to Liberty LLC. R/C IV had net operating loss carryforwards for federal and state income tax purposes which resulted in the recognition of a $2.9 million payable pursuant to the TRAs. During the three months ended March 31, 2021, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 10,269,457 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—12 Income Taxes, and recognition of $25.8 million in amounts payable under the TRAs. During the year ended December 31, 2020, R/C IV Liberty Holdings, L.P. exercised its redemption right and redeemed 4,016,965 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—12 Income Taxes, and recognition of $6.1 million in amounts payable under the TRAs. As of March 31, 2021 and December 31, 2020, the Company’s liabilities under the TRAs payable to R/C IV Liberty Holdings, L.P. and R/C IV were $53.0 million and $27.2 million, respectively, included in payable pursuant to tax receivable agreements in the accompanying unaudited condensed consolidated balance sheets.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2021 and 2020 was $1.2 million and $0.0 million, respectively.
As of March 31, 2021 and December 31, 2020, $0.1 million and $0.0 million, respectively, of the Company’s accounts receivable—trade was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date of the remaining amounts outstanding to October 31, 2020 subject to interest at 13% annual yield. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amounts outstanding, including all accrued interest, was paid in full in January 2020. As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the amended payment terms from the Affiliate. During the three months ended March 31, 2021 and 2020, interest income from the Affiliate was $0 and $0.2 million, respectively, and accrued interest as of March 31, 2021 and December 31, 2020 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days is subject to 13% interest.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS is party to a services agreement (the “PropX Services Agreement”) whereby LOS is to provide certain administrative support functions to PropX, and LOS is to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018; however the Company continues to lease equipment from PropX. During the three months ended March 31, 2021 and 2020, the Company leased proppant logistics equipment for $2.0 million and $2.6 million, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Payables to PropX as of March 31, 2021 and December 31, 2020 were $0.8 million and $0.8 million, respectively.
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, and related proppant transportation, as well as chemicals. As of March 31, 2021 and December 31, 2020, the agreements commit the Company to purchase 1,145,791 and 1,580,750 tons, respectively, of proppant through February 1, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Certain proppant supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. Additionally, related proppant transload service commitments extend through 2025.
Future proppant, transload and mancamp commitments are as follows:

($ in thousands)
Remainder of 2021	$46,357
2022	19,765
2023	10,004
2024	10,748
2025	5,744
Thereafter	—
$92,618
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $31.7 million, $19.8 million, $10.0 million, $10.7 million, $5.7 million, and for the remainder of 2021 and years ended 2022, 2023, 2024, and 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2021 are $9.6 million of payments expected to be due to Schlumberger, in conjunction with transition services provided by Schlumberger, in the second quarter of 2021 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Other Litigation
In addition to the matters described above, from time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters, including those listed above, in aggregate will have a material adverse effect on its financial position or results of operations.
The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.
Note 16—Subsequent Events
There were no significant subsequent events requiring disclosure or recognition other than those disclosed in these notes to the unaudited condensed consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements,” the Annual Report under the heading “Item 1A. Risk Factors,” and in "Part II – Other Information, Item 1A. Risk Factors" included therein. We assume no obligation to update any of these forward-looking statements.
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
On December 31, 2020, the Company acquired certain assets and liabilities from Schlumberger’s OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown-perforating and Permian frac sand business. See Note 3—The OneStim Acquisition to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements”. Effective December 31, 2020, Schlumberger owned 37.0% of the issued and outstanding shares of Common Stock. The combined company delivers best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
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
Recent Trends and Outlook
Bouyed by worldwide vaccine distribution campaigns and fiscal and monetary stimulus, global economic growth expectations are increasingly more constructive. A rise in energy demand has paralleled the economic recovery, with strong leading economic indicators suggesting that these trends should continue during 2021. There is still risk driven by the resurgent virus spread in India, Brazil and several European countries which has led to a reinstatement of containment measures, unlike the U.S. and U.K. where another wave of the Covid pandemic has been kept at bay. A tightening in oil supply and demand has developed, with a steady draw of global oil inventory signifying that most of the increased OPEC+ production is currently being absorbed by higher global demand.
WTI prices largely stabilized in the second half of 2020, relative to the volatility observed during the second quarter of 2020. In the first quarter of 2021, WTI averaged $58.09, compared to $42.52 in fourth quarter of 2020. The recovery of energy demand is also reflected in incremental improvement to rig count, as the most recent domestic onshore rig count for North America averaged 378 in the first quarter of 2021, up from the average in the fourth quarter of 2020 of 297, according to a report by Baker Hughes, a GE company.
We believe the frac market could experience flat to slightly rising demand for frac services in 2021, based on current visibility into customer plans. Demand of publicly-traded operators is expected to be relatively level during the year, whereas private operator demand may increase during the balance of the year, if supported by commodity prices. Against this backdrop, the Company expects to maintain its current fleet count during 2021, with the potential of adding more fleets later in the year if economics improve. Increased efficiencies that lower our cost of delivery coupled with a gradual, modest rise in frac pricing are the factors that can drive improved fleet profitability, however our ability to recognize profitability improvements is dependent on the continuation of the current commodity price environment.
Results of Operations
Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three months ended March 31,
Description	2021	2020	Change
	(in thousands)
Revenue	$552,032	$472,344	$79,688
Cost of services, excluding depreciation and amortization shown separately	498,935	392,716	106,219
General and administrative	26,359	28,613	(2,254)
Transaction, severance and other costs	7,621	—	7,621
Depreciation, depletion and amortization	62,056	44,831	17,225
Gain on disposal of assets	(720)	(102)	(618)
Operating (loss) income	(42,219)	6,286	(48,505)
Interest expense, net	3,754	3,608	146
Net (loss) income before income taxes	(45,973)	2,678	(48,651)
Income tax (benefit) expense	(7,357)	261	(7,618)
Net (loss) income	(38,616)	2,417	(41,033)
Less: Net (loss) income attributable to non-controlling interests	(4,411)	697	(5,108)
Net (loss) income attributable to Liberty Oilfield Services Inc. stockholders	$(34,205)	$1,720	$(35,925)
Revenue
Our revenue increased $79.7 million, or 16.9%, to $552.0 million for the three months ended March 31, 2021 compared to $472.3 million for the three months ended March 31, 2020, due to additional fleets deployed and to a lesser extent, new service offerings, both as a result of the OneStim Acquisition (see “Recent Trends and Outlook”). The increase in revenue from additional fleets deployed was partially offset by a decrease in frac market pricing for the three months ended March 31, 2021 compared to pre-pandemic pricing during the three months ended March 31, 2020.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $106.2 million, or 27.0%, to $498.9 million for the three months ended March 31, 2021 compared to $392.7 million for the three months ended March 31, 2020. The increase in expenses was primarily related to additional fleets deployed and to a lesser extent, new service offerings, both as a result of the OneStim Acquisition.
General and Administrative
General and administrative expenses decreased $2.3 million, or 7.9%, to $26.4 million for the three months ended March 31, 2021 compared to $28.6 million for the three months ended March 31, 2020, primarily due to $2.5 million provision for credit losses recorded during the three months ended March 31, 2020 related to application of ASU 2016-13 Financial Instruments-Credit Losses on Financial Instruments to the Company’s accounts receivables as of March 31, 2020 in consideration of both historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry.

Transaction, Severance and Other Costs
Transaction costs were $7.6 million for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020. Such costs were incurred in connection with the OneStim Acquisition and included transition services, investment banking, legal, accounting and other professional services.
Depreciation and Amortization
Depreciation and amortization expense increased $17.2 million, or 38.4%, to $62.1 million for the three months ended March 31, 2021 compared to $44.8 million for the three months ended March 31, 2020. The increase in 2021 was due to to the addition of active fleets and other property acquired in the OneStim Acquisition.
Gain on disposal of assets
Gain on disposal of assets increased $0.6 million to a gain of $0.7 million for the three months ended March 31, 2021 compared to a gain of $0.1 million for the three months ended March 31, 2020. The Company regularly sells equipment that is no longer in use as a part of normal course fleet and equipment management.
Operating (Loss) Income
We realized an operating loss of $42.2 million for the three months ended March 31, 2021 compared to operating income of $6.3 million for the three months ended March 31, 2020, a decrease of $48.5 million, or 771.6%. The decrease is primarily due to a $128.2 million increase in total operating expenses, offset by an $79.7 million increase in total revenue, the significant components of which are discussed above.
Interest Expense, net
Interest expense, net was consistent between periods, increasing slightly by $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in interest income, partially offset by lower interest expense on the credit facilities.
Net (Loss) Income before Income Taxes
We realized net loss before income taxes of $46.0 million for the three months ended March 31, 2021 compared to net income before income taxes of $2.7 million for the three months ended March 31, 2020. The decrease is primarily attributable to an increase in costs greater than the increase in revenue, as discussed above, related to the lag in pricing recovery as activity continues to recover.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $7.4 million for the three months ended March 31, 2021, an effective rate of 16.0%, compared to expense of $0.3 million for the three months ended March 31, 2020, an effective rate of 9.7%. The decrease in tax expense is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three months ended March 31, 2021 compared to three months ended March 31, 2020: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2021	2020	Change
	(in thousands)
Net (loss) income	$(38,616)	$2,417	$(41,033)
Depreciation and amortization	62,056	44,831	17,225
Interest expense, net	3,754	3,608	146
Income tax (benefit) expense	(7,357)	261	(7,618)
EBITDA	$19,837	$51,117	$(31,280)
Stock based compensation expense	4,947	4,124	823
Asset acquisition costs	7,621	—	7,621
Gain on disposal of assets	(720)	(102)	(618)
Provision for credit losses	—	2,523	(2,523)
Adjusted EBITDA	$31,685	$57,662	$(25,977)
EBITDA was $19.8 million for the three months ended March 31, 2021 compared to $51.1 million for the three months ended March 31, 2020. Adjusted EBITDA was $31.7 million for the three months ended March 31, 2021 compared to $57.7 million for the three months ended March 31, 2020. The decreases in EBITDA and Adjusted EBITDA resulted from lower margins during 2021 attributable to weaker pricing in the frac market as demand recovers from mid-2020 lows.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity since our IPO have been cash flows from operations, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations and available borrowings under our Credit Facilities. We may incur additional indebtedness or issue equity in order to fund growth opportunities that we pursue via acquisition, such as with the OneStim Acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $0.6 million to $69.5 million as of March 31, 2021 compared to $69.0 million as of December 31, 2020. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$27,528	$231	$27,297
Net cash used in investing activities	(23,787)	(45,078)	21,291
Net cash used in financing activities	(3,266)	(11,312)	8,046

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2021 and 2020
Operating Activities. Net cash provided by operating activities was $27.5 million for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The $27.3 million decrease in cash from operating activities is primarily attributable to $8.0 million cash generated due to changes in working capital for the three months ended March 31, 2021, compared to $54.7 million cash used due to changes in working capital for the three months ended March 31, 2020. This increase of $62.7 million was partially offset by the increase in cash operating expenses of $111.6 million exceeding the $79.7 million increase in revenues.
Investing Activities. Net cash used in investing activities was $23.8 million for the three months ended March 31, 2021, compared to $45.1 million for the three months ended March 31, 2020. Cash used in investing activities was higher during the three months ended March 31, 2020 in line with the expected annual spend for pre-pandemic activity levels, compared to more limited capital spending during the three months ended March 31, 2021.
Financing Activities. Net cash used in financing activities was $3.3 million for the three months ended March 31, 2021, compared to net cash used in financing activities of $11.3 million for the three months ended March 31, 2020. The decrease in cash used in financing activities was primarily due to a $5.6 million decrease in dividends and per unit distributions to non-controlling interest unitholders as a result of the suspension of the dividend in April 2020. Additionally, other distributions and advance payments to non-controlling interest unitholders was a net receipt of $0.5 million during the three months ended March 31, 2021, compared to net payment of $2.8 million during the three months ended March 31, 2020 due to a decrease in payments made under the TRAs. Partially offsetting these decreases was $0.8 million paid for equity offering costs during the three months ended March 31, 2021.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory.
Based upon the March 31, 2021 financial statements, the borrowing base is currently $189.7 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, resulting in $188.9 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The Company recognized an income tax benefit of $7.4 million, effective combined global income tax rate applicable to the Company of 16.0%, for the three months ended March 31, 2021 compared to income tax expense of $0.3 million, a combined effective rate of 9.7%, for the three months ended March 31, 2020. The Company’s effective tax rate is significantly less than the statutory federal tax rate of 21.0% primarily because of foreign operations and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting, upon which no taxes are payable by the Company.
Per the CARES Act, net operating losses (“NOL”) incurred in 2018, 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In 2021, the Company will apply for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other assets in the accompanying unaudited condensed consolidated financial statements.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each of the TRA Holders, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right of each Liberty Unit Holder (the “Redemption Right”), subject to certain limitations, to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (A) shares of our Class A Common Stock at the specific redemption ratio or (B) an equivalent amount of cash, or, upon the exercise of the Redemption Right, the right the Company (instead of Liberty LLC) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder (the "Call Right") for, at its election, (1) one share of Class A Common Stock or (2) an equivalent amount of cash, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
With respect to obligations the Company expects to incur under the TRAs (except in cases where the Company elects to terminate the TRAs early, the TRAs are terminated early due to certain mergers, asset sales, or other changes of control, or the Company has available cash but fails to make payments when due), generally the Company may elect to defer payments due under the TRAs if the Company does not have available cash to satisfy its payment obligations under the TRAs or if its contractual obligations limit its ability to make such payments. Any such deferred payments under the TRAs generally will accrue interest. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the TRAs. The Company accounts for amounts payable under the TRAs in accordance with Accounting Standard Codification Topic 450, Contingencies ("ASC Topic 450").
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
During the three months ended March 31, 2021, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $28.1 million in amounts payable under the TRAs, and a net increase of $33.0 million in deferred tax assets, all of which were recorded through equity. During the three months ended March 31, 2020 there were no redemptions of Liberty LLC Units and shares of Class B Common Stock.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2020, our critical accounting policies included business combinations, leases, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Annual Report.
Effective January 1, 2021 the Company commenced operations in Canada and therefore added a critical accounting policy for foreign currency translation (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements included in this Quarterly Report).
There have been no other changes in our evaluation of our critical accounting policies since December 31, 2020.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of March 31, 2021, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2021, the Company recorded foreign currency translation adjustments to net loss of $1.4 million.
Other exposures to market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, we integrated the entities acquired in the OneStim Acquisition, on December 31, 2020. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Actions
Information relating to legal proceedings is described in Note 15 - Commitments & Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Our mining operations are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement, dated February 8, 2021, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Morgan Stanley & Co. LLC (1)

2.1
Master Transaction Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation Limited, Liberty Oilfield Services New HoldCo LLC, LOS Canada Operations Inc. and Liberty Oilfield Services Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (3)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (4)

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger. (5)

10.1	Amended and Restated Registration Rights Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., the Schlumberger Parties, and the Holders. (5)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosures *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 11, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(4)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/Am filed on January 22, 2018.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	April 29, 2021	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	April 29, 2021	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 29, 2021	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)