Form 10-Q
period 2021-06-30
Liberty Oilfield Services Inc.
filed 2021-07-30
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 23, 2021, the registrant had 178,310,595 shares of Class A Common Stock and 1,860,327 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our growth including from the OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices, future global economic conditions, the impacts of the COVID-19 pandemic, improvements in operating procedures and technology, the business strategies of our customers, in addition to other estimates and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,710	$68,978
Accounts receivable—trade, net of allowances for credit losses of $1,518 and $773, respectively	337,197	244,433
Unbilled revenue	118,052	69,516
Inventories	120,015	118,568
Prepaid and other current assets (including receivables from related parties of $0 and $24,708, respectively)	62,717	65,638
Total current assets	668,691	567,133
Property and equipment, net	1,076,899	1,120,950
Finance lease right-of-use assets	29,112	38,733
Operating lease right-of-use assets	125,280	75,878
Other assets	75,145	87,248
Total assets	$1,975,127	$1,889,942
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $8,622 and $0, respectively)	$182,876	$193,338
Accrued liabilities (including amounts due to related parties of $7,145 and $0, respectively)	256,682	118,383
Current portion of long-term debt, net of discount of $1,375 and $1,386, respectively	375	364
Current portion of finance lease liabilities	16,583	20,580
Current portion of operating lease liabilities	34,628	23,481
Total current liabilities	491,144	356,146
Long-term debt, net of discount of $370 and $1,054, respectively, less current portion	105,221	105,411
Deferred tax liability	764	—
Payable pursuant to tax receivable agreements, including payables to related parties of $0 and $27,173, respectively	53,289	56,594
Noncurrent portion of finance lease liabilities	6,330	11,318
Noncurrent portion of operating lease liabilities	88,945	50,430
Total liabilities	745,693	579,899
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 178,310,595 issued and outstanding as of June 30, 2021 and 157,952,213 issued and outstanding as of December 31, 2020	1,783	1,579
Class B, $0.01 par value, 400,000,000 shares authorized and 1,860,327 issued and outstanding as of June 30, 2021 and 21,550,282 issued and outstanding as of December 31, 2020	19	216
Additional paid in capital	1,274,031	1,125,554
(Accumulated deficit) retained earnings	(61,475)	23,288
Accumulated other comprehensive income	2,454	—
Total stockholders’ equity	1,216,812	1,150,637
Non-controlling interest	12,622	159,406
Total equity	1,229,434	1,310,043
Total liabilities and equity	1,975,127	1,889,942
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Revenue	$581,288	$88,362	$1,132,140	$560,706
Revenue—related parties	—	—	1,180	—
Total revenue	581,288	88,362	1,133,320	560,706
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	521,956	89,518	1,020,891	482,234
General and administrative	29,403	18,064	55,762	46,677
Transaction, severance and other costs	2,996	9,057	10,617	9,057
Depreciation and amortization	63,214	44,931	125,270	89,762
(Gain) loss on disposal of assets	(277)	334	(997)	232
Total operating costs and expenses	617,292	161,904	1,211,543	627,962
Operating loss	(36,004)	(73,542)	(78,223)	(67,256)
Other (income) expense:
Gain on remeasurement of liability under tax receivable agreement	(3,305)	—	(3,305)	—
Interest income	—	(24)	(1)	(287)
Interest income—related party	—	(45)	—	(232)
Interest expense	3,767	3,725	7,522	7,783
Total other expense	462	3,656	4,216	7,264
Net loss before income taxes	(36,466)	(77,198)	(82,439)	(74,520)
Income tax expense (benefit)	16,006	(11,363)	8,649	(11,102)
Net loss	(52,472)	(65,835)	(91,088)	(63,418)
Less: Net loss attributable to non-controlling interests	(1,912)	(20,064)	(6,323)	(19,367)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(50,560)	$(45,771)	$(84,765)	$(44,051)

Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.29)	$(0.55)	$(0.50)	$(0.53)
Diluted	$(0.29)	$(0.55)	$(0.50)	$(0.53)
Weighted average common shares outstanding:
Basic	172,523	83,292	167,891	82,472
Diluted	172,523	83,292	167,891	82,472
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(52,472)	$(65,835)	$(91,088)	$(63,418)
Other comprehensive loss
Foreign currency translation	1,288	—	2,698	—
Comprehensive loss	$(51,184)	$(65,835)	$(88,390)	$(63,418)
Comprehensive loss attributable to non-controlling interest	(1,760)	(20,064)	(6,079)	(19,367)
Comprehensive loss attributable to Liberty Oilfield Services, Inc.	$(49,424)	$(45,771)	$(82,311)	$(44,051)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	19,690	(19,690)	197	(197)	142,204	—	—	142,204	(142,204)	—
Offering Costs	—	—	—	—	(779)	—	—	(779)	(75)	(854)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	1,372	1,372
Stock based compensation expense	—	—	—	—	10,134	—	—	10,134	712	10,846
Vesting of restricted stock units	668	—	7	—	(3,082)	—	—	(3,075)	(510)	(3,585)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	—	2	—	2
Currency translation adjustment	—	—	—	—	—	—	2,454	2,454	244	2,698
Net loss	—	—	—	—	—	(84,765)	—	(84,765)	(6,323)	(91,088)
Balance—June 30, 2021	178,310	1,860	$1,783	$19	$1,274,031	$(61,475)	$2,454	$1,216,812	$12,622	$1,229,434

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$—	$554,827	$226,665	$781,492
Exchange of Class B Common Stock for Class A Common Stock	2,558	(2,558)	26	(26)	18,201	—	—	18,201	(18,201)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	454	—	—	454	—	454
$0.05/share of Class A Common Stock Dividend	—	—	—	—	—	(4,244)	—	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	—	(1)	(804)	(805)
Stock based compensation expense	—	—	—	—	6,172	—	—	6,172	2,235	8,407
Vesting of restricted stock units	414	—	4	—	472	—	—	476	(879)	(403)
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	7	—	(3)	9	6
Net loss	—	—	—	—	—	(44,051)	—	(44,051)	(19,367)	(63,418)
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$—	$531,831	$188,126	$719,957
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,088)	$(63,418)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	125,270	89,762
Loss on disposal of assets	(997)	232
Amortization of debt issuance costs	1,137	1,106
Inventory write-down	—	770
Non-cash lease expense	1,409	1,999
Stock based compensation expense	10,846	8,407
Deferred income tax expense (benefit)	6,124	(11,268)
(Gain) loss on tax receivable agreements	(3,305)	169
Provision for credit losses	745	4,678
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(141,439)	171,398
Accounts receivable and unbilled revenue—related party	—	8,314
Inventories	(10,586)	6,610
Other assets	4,757	21,410
Accounts payable and accrued liabilities	132,846	(142,643)
Payment of operating lease liability	(153)	(895)
Net cash provided by operating activities	35,566	96,631
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(67,861)	(70,460)
Proceeds from sale of assets	1,966	463
Net cash used in investing activities	(65,895)	(69,997)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	50,000	—
Repayments of borrowings on line-of-credit	(50,000)	—
Repayments of borrowings on term loan	(875)	(875)
Payments on finance lease obligations	(4,064)	(4,965)
Class A Common Stock dividends and dividend equivalents upon RSU vesting	(168)	(4,262)
Per unit distributions to non-controlling interest unitholders	—	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	1,372	(2,783)
Restricted stock unit vesting	(3,586)	(403)
Payment of equity offering costs	(854)	—
Net cash used in financing activities	(8,175)	(14,820)
Net (decrease) increase in cash and cash equivalents before translation effect	(38,504)	11,814
Translation effect on cash	236	—
Cash and cash equivalents—beginning of period	68,978	112,690
Cash and cash equivalents—end of period	$30,710	$124,504
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,326	$5,649
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$22,364	$7,855
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2021 and December 31, 2020, and the results of operations, cash flows, and equity of the Company as of and for the three and six months ended June 30, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Note 3—The OneStim Acquisition
On August 31, 2020 the Company and certain of its subsidiaries entered into the certain Master Transaction Agreement (the “Transaction Agreement”) with Schlumberger Technology Corporation and Schlumberger Canada Limited (collectively “Schlumberger”), pursuant to which the Company acquired certain assets and liabilities of Schlumberger’s OneStim® business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (such entire business of Schlumberger “OneStim,” and the portion of OneStim acquired pursuant to the Transaction Agreement the “Transferred Business”) in exchange for 57,377,232 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and a non-interest bearing demand promissory note (the “Canadian Buyer Note” and such acquisition, the “OneStim Acquisition”). The Canadian Buyer Note was settled for 8,948,902 shares of Class A Common Stock, and a total of 66,326,134 shares of Class A Common Stock were issued in connection with the OneStim Acquisition. Effective December 31, 2020, Schlumberger owned approximately 37.0% of the Company’s issued and outstanding shares of common stock, including Class A Common Stock and the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). In connection with the issuance of 66,326,134 shares of Class A Common Stock, Liberty LLC also issued 66,326,134 Liberty LLC Units to the Company.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends on the earliest date that the acquirer (i) receives the information necessary or (ii) determines that it cannot obtain further information, and such period may not exceed one year. As the OneStim Acquisition closed on December 31, 2020 the Company is in the process of completing the purchase price allocation, particularly as it relates to current assets and current liabilities, which are subject to certain minimum working capital contribution requirements under the Transaction Agreement. Such minimum working capital contribution calculations are subject to review and adjustment in order to determine final settlement. In addition, certain inventories are considered provisional until the Company has completed physical inventory counts at each warehouse.
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
(1)    Useful lives ranging from two to greater than 25 years, see Note 5—Property and Equipment
(2)    Definite lived intangibles with an average amortization period of five years
Transaction costs, costs associated with issuing additional equity and integration costs were recognized separately from the acquisition of assets and assumptions of liabilities in the OneStim Acquisition. Transaction costs consist of legal and professional fees and pre-merger notification fees. Equity offering costs consist of expenses incurred related to the Special Meeting of Stockholders, including the costs to prepare the required filings associated with such meeting, held on November 30, 2020. Integration costs consist of expenses incurred to integrate OneStim’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. Merger and integration costs are expensed as incurred, and equity offering costs were recorded as a reduction to additional paid in capital.
Transaction costs were $1.5 million and $9.1 million, for the three and six months ended June 30, 2021, respectively, and are recorded as a component of transaction, severance and other costs in the accompanying unaudited condensed consolidated statements of operations. Equity offering costs totaled $1.6 million for the year ended December 31, 2020 and are recorded as a reduction to additional paid in capital in the accompanying unaudited condensed consolidated balance sheets.
The Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 presented herein does not include any results from OneStim operations as the OneStim Acquisition closed on December 31, 2020. The Company’s unaudited condensed consolidated financial statements include results from OneStim operations for full three and six months ended June 30, 2021.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(unaudited, in thousands)	2020	2020
Revenue	$228,002	$1,295,453
Net loss	(418,329)	(884,862)
Less: Net loss attributable to non-controlling interests	(80,322)	(187,232)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(338,007)	$(697,630)
Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(2.26)	$(4.69)
Diluted	$(2.26)	$(4.69)
Weighted average common shares outstanding:
Basic	149,618	148,798
Diluted	149,618	148,798
Note 4—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2021	2020
Proppants	$16,937	$13,658
Chemicals	17,805	16,434
Maintenance parts	85,273	88,476
	$120,015	$118,568
The Company did not record any write-down to the inventory carrying value during the three and six months ended June 30, 2021. As of June 30, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.1 million and $0.8 million during the three and six months ended June 30, 2020, respectively, which is included as a component in cost of services in the unaudited condensed consolidated statement of operations.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2021	2020
Land	N/A	$34,818	$38,346
Field services equipment	2-7	1,343,167	1,249,933
Vehicles	4-7	58,837	59,741
Buildings and facilities	5-30	147,198	156,109
Mineral reserves	>25	78,793	78,793
Office equipment, furniture, and software	2-7	6,967	6,840
		1,669,780	1,589,762
Less accumulated depreciation and amortization		(734,875)	(622,530)
		934,905	967,232
Construction in-progress	N/A	141,994	153,718
		$1,076,899	$1,120,950
Depreciation expense for the three months ended June 30, 2021 and 2020 was $58.1 million and $42.3 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized depreciation expense of $114.8 million and $83.9 million, respectively. Depletion expense for the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively.
During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of June 30, 2020. As of June 30, 2021, the Company concluded that no additional triggering events had occurred.
As of June 30, 2021, the Company classified $3.7 million of land and $14.8 million, net of accumulated depreciation, of buildings of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that carrying value of the assets approximates the fair value less the estimated costs, and therefore no adjustment to the carrying value of the assets was recorded during the three and six months ended June 30, 2021.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1,557	$2,139	$3,352	$4,793
Interest on lease liabilities	434	462	971	1,058
Operating lease cost	9,566	6,199	16,833	11,670
Variable lease cost	1,286	776	1,843	1,571
Short-term lease costs	1,695	—	2,004	—
Total lease cost, net	$14,538	$9,576	$25,003	$19,092

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating leases	$8,854	$5,052	$15,284	$10,484
Finance leases	2,172	2,957	5,035	6,023
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	59,175	14,428	59,206	19,654

During the six months ended June 30, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets and liabilities of $6.3 million and $4.9 million, respectively, and recognized operating lease right-of-use assets and liabilities of $5.4 million and $4.1 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	5.3 years	5.9 years
Finance leases	1.3 years	1.5 years
Weighted-average discount rate:
Operating leases	4.1%	4.8%
Finance leases	5.9%	5.8%

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2021 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2021	$11,490	$21,065
2022	8,491	33,788
2023	4,356	22,226
2024	—	18,600
2025	—	16,409
Thereafter	—	26,250
Total lease payments	24,337	138,338
Less imputed interest	(1,424)	(14,765)
Total	$22,913	$123,573

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2021 is $9.6 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee as estimated in the lease agreement, in the financing lease liability.

Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Accrued vendor invoices	$155,451	$61,210
Operations accruals	43,427	28,932
Accrued benefits and other	57,804	28,241
	$256,682	$118,383
Note 8—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2021	2020
Term Loan outstanding	$107,341	$108,215
Deferred financing costs and original issue discount	(1,745)	(2,440)
Total debt, net of deferred financing costs and original issue discount	$105,596	$105,775
Current portion of long-term debt, net of discount	$375	$364
Long-term debt, net of discount and current portion	105,221	105,411
	$105,596	$105,775
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2021, the borrowing base was calculated to be $247.3 million, and the Company had no borrowings outstanding, except for a letter of credit in the amount of $0.8 million, with $246.5 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $107.3 million remained outstanding as of June 30, 2021. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and the weighted average on borrowings was 8.6% as of June 30, 2021. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
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
The Company was in compliance with these covenants as of June 30, 2021.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2021	$875
2022	$106,466
2023	$—
2024	$—
2025	$—
$107,341

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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2021 and 2020.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values at June 30, 2021 and December 31, 2020.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at June 30, 2021 and December 31, 2020, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at June 30, 2021 and December 31, 2020, as the effective interest rates approximated market rates.
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2021 and December 31, 2020, the Company had cash equivalents, measured at fair value, of $0.3 million and $21.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. Although a triggering event occurred during the six months ended June 30, 2020 (see Note 5—Property and Equipment), no such measurements were required as of June 30, 2021 and December 31, 2020.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $30.7 million and $69.0 million as of June 30, 2021 and December 31, 2020, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2021 and December 31, 2020, for the three and six months ended June 30, 2021 and June 30, 2020, customer A, customer B, customer C, customer D, customer E, and customer F accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled revenue and consolidated revenues, respectively:

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Portion of total of consolidated accounts receivable and unbilled revenue as of		Portion of consolidated revenues for the three months ended June 30,		Portion of consolidated revenues for the six months ended June 30,
	June 30, 2021	December 31, 2020	2021	2020	2021	2020
Customer A	—%	11%	—%	—%	—%	—%
Customer B	—%	11%	—%	—%	—%	—%
Customer C	—%	—%	—%	14%	—%	15%
Customer D	—%	—%	—%	14%	—%	—%
Customer E	—%	—%	—%	13%	—%	—%
Customer F	—%	—%	—%	12%	—%	—%
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of June 30, 2021 the Company had $1.5 million in allowance for credit losses. Subsequent to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company recognized a $4.9 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of deteriorating economic conditions for the oil and gas industry as of such date.
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

($ in thousands)
Allowance for credit losses at December 31, 2020	$773
Credit Losses:
Current period provision	745
Amounts written off, net of recoveries	—
Allowance for credit losses at June 30, 2021	$1,518

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	2,183,034	$10.90
Granted	589,657	12.65
Vested	(959,356)	12.47
Forfeited	(25,688)	8.14
Outstanding at June 30, 2021	1,787,647	$10.67
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	722,225	$12.04
Granted	584,720	12.95
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	1,306,945	$12.45
Stock based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company recognized stock based compensation expense of $5.9 million and $10.8 million for the three and six months ended June 30, 2021, respectively. The Company recognized stock based compensation of $4.3 million and $8.4 million for the three and six months ended June 30, 2020, respectively. There was approximately $25.3 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2021. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2021 and June 30, 2020, no shares were repurchased under the share repurchase program.
As of June 30, 2021, no amounts remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
Note 11—Net Loss per Share
Basic net loss per share measures the performance of an entity over the reporting period. Diluted net loss per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units.
The following table reflects the allocation of net loss to common stockholders and net loss per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic Net Loss Per Share
Numerator:
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(50,560)	$(45,771)	$(84,765)	$(44,051)
Denominator:
Basic weighted average common shares outstanding	172,523	83,292	167,891	82,472
Basic net loss per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.29)	$(0.55)	$(0.50)	$(0.53)
Diluted Net Loss Per Share
Numerator:
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(50,560)	$(45,771)	$(84,765)	$(44,051)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	—	—	—
Diluted net loss attributable to Liberty Oilfield Services Inc. stockholders	$(50,560)	$(45,771)	$(84,765)	$(44,051)
Denominator:
Basic weighted average shares outstanding	172,523	83,292	167,891	82,472
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Class B Common Stock	—	—	—	—
Diluted weighted average shares outstanding	172,523	83,292	167,891	82,472
Diluted net loss per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.29)	$(0.55)	$(0.50)	$(0.53)
In accordance with GAAP, diluted weighted average common shares outstanding for the three and six months ended June 30, 2021 exclude 7,641 and 11,963, respectively, weighted average shares of Class B Common Stock, 4,107 and 3,700, respectively, weighted average shares of restricted stock units. Additionally, diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 exclude 29,392 and 30,015, respectively, weighted average shares of Class B Common Stock, 246 and 257, respectively, weighted average shares of restricted stock, and 1,914 and 2,124, respectively, weighted average shares of restricted stock units.
Note 12—Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. Beginning in January 2021, as a result of the OneStim Acquisition (see Note 3), the Company is also subject to

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Canada federal and provincial income tax on its foreign operations. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested, and no taxes have been accrued on these earnings.
The effective global combined income tax rate applicable to the Company for the six months ended June 30, 2021 was (10.5)%, expense, compared to 14.9%, benefit, for the period ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded a valuation allowance on its U.S. net deferred tax assets as of December 31, 2020, as a result of entering into a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, resulting in the Company’s effective tax rate for the quarter and year to date periods of 2021 being significantly less than the statutory federal tax rate of 21%. The Company’s effective tax rate is also less than the statutory federal tax rate because of foreign operations and the non-controlling interest’s share of Liberty LLC’s pass-through results of federal, state, and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized an income tax expense of $16.0 million and $8.6 million during the three and six months ended June 30, 2021, respectively. The Company recognized an income tax benefit of $11.4 million and $11.1 million during the three and six months ended June 30, 2020, respectively.
Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, net operating losses (“NOL”) incurred in 2018, 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In the period ended June 30, 2021, the Company applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in the prepaids and other current assets in the accompanying unaudited condensed consolidated balance sheets.
The Company recognized a net deferred tax asset in the amount of $5.4 million as of December 31, 2020. Deferred tax income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the deferred tax assets that, based on available evidence, are not expected to be realized.
The Company evaluated its deferred tax assets as of June 30, 2021 and considered both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. In accordance with ASC 740, the objective negative evidence of entering into a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, prevented the consideration of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its deferred tax assets. As a result, during the three and six months ended June 30, 2021, the Company recorded a valuation allowance against its U.S. net deferred tax assets as of December 31, 2020, reversed the U.S. tax benefit recorded during the three months ended March 31, 2021, and did not record a U.S. tax benefit of pre-tax net losses during the three months ended June 30, 2021. In addition, the Company reversed through equity the impact of exchange transactions that had occurred during the three months ended March 31, 20201 and did not record any deferred tax assets for exchange transactions that occurred during the three months ended June 30, 2021.
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
During the six months ended June 30, 2020, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $2.6 million in amounts payable under the TRAs, and a net increase of $3.0 million in deferred tax assets, all of which were recorded through equity.
As of June 30, 2021 and December 31, 2020, the Company’s liability under the TRAs was $53.3 million and $56.6 million, respectively, all of which is presented as a component of long-term liabilities. In relation to the deferred tax asset valuation allowance described above, the Company also remeasured the liability under the TRAs as of June 30, 2021 and recorded a gain on the remeasurement of liabilities subject to TRAs of $3.3 million as part of continuing operations during the three and six months ended June 30, 2021.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. However, on April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its matching contribution. Effective January 1, 2021 the Company restored its 6% matching contribution. Contributions made by the Company were $4.1 million and $0 for the three months ended June 30, 2021 and 2020, respectively, and $7.9 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively.
Note 14—Related Party Transactions
As of June 30, 2021 Schlumberger owned 66,326,134 shares of Class A Common Stock of the Company, or approximately 37.0% of the issued and outstanding common stock of the Company, including Class A Common Stock and Class B Common Stock. Under the Transaction Agreement, to the extent the net working capital, as defined in the Transaction Agreement, of the Transferred Business is less than $54.6 million, the difference shall be payable in cash to the Company. Additionally, the Company and Schlumberger agreed to an $8.0 million true-up payment related to the estimated costs to bring certain assets to full working condition, which was collected during the three months ended March 31, 2021. As of June 30, 2021 and December 31, 2020, the Company recorded an estimated receivable from Schlumberger of $16.7 million and $24.7 million related to these true-up payments, respectively. Additionally, in conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. During the three and six months ended June 30, 2021, the Company incurred $0.5 million and $5.7 million, respectively, of fees payable to Schlumberger for such transaction services, and expects any expenses incurred after June 30, 2021 to be immaterial.
During the three months ended June 30, 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilized with its existing operations. The Company did not recognize any gain or loss on the transaction.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three and six months ended June 30, 2021, total purchases from Schlumberger were approximately $8.8 million and $19.9 million, respectively, and as of June 30, 2021 amounts due to Schlumberger were $3.9 million and $7.1 million included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
One June 7, 2021 R/C Energy IV Direct Partnership, L.P., a Delaware limited partnership (“R/C Direct”) and R/C Liberty entered into an underwriting agreement, dated as of June 7, 2021, by and amount the Company, Liberty LLC, R/C Direct, R/C Liberty and Morgan Stanley & Co. LLC, pursuant to which R/C Direct sold 3,707,187 shares of Class A Common Stock and R/C Liberty sold 8,592,809 shares of Class A Common Stock, at a price of $15.20 per share, to the underwriter (the “Sale”). In connection with the Sale, 6,918,142 shares of Class B Common Stock held by R/C Liberty were redeemed by the Company for an equal amount of Class A Common Stock. On June 10, 2021, the Sale closed. Following the Sale, R/C Direct and R/C Liberty no longer hold any Class A Common Stock or Class B Common Stock and are no longer considered related parties of the Company.
Prior to the Sale, during the three months ended March 31, 2021, R/C IV Liberty Holdings, L.P. (“R/C Liberty”) exercised its redemption right and redeemed 10,269,457 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—12 Income Taxes, which was subsequently offset by an increase in valuation allowance during the three months ended June 30, 2021. During the year ended December 31, 2020, R/C Liberty exercised its redemption right and redeemed 4,016,965 shares of Class B Common Stock resulting in the recognition of $6.1 million in amounts payable under the TRAs. As of December 31, 2020, the Company’s liabilities under the TRAs payable to R/C Liberty and R/C IV were $27.2 million, included in the payable pursuant to tax receivable agreements in the accompanying unaudited condensed consolidated balance sheets.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2021 and 2020 was $0 and $0, respectively, and $1.2 million and $0 for the six months ended June 30, 2021 and 2020, respectively.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2021 and December 31, 2020, $0 and $0, respectively, of the Company’s accounts receivable—related party was with the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amount outstanding, including all accrued interest, was paid in full in January 2020. As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the amended payment terms from the Affiliate. During the three and six months ended June 30, 2020, interest income from the Affiliate was $0 and $0.2 million, respectively, and accrued interest as of June 30, 2021 and December 31, 2020 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS was to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however, the Company continues to purchase and lease equipment from PropX under certain lease agreements. For the three months ended June 30, 2021 and 2020, the Company leased proppant logistics equipment for $2.1 million and $1.9 million, respectively. During the six months ended June 30, 2020 and 2019, the Company leased proppant logistics equipment for $4.1 million and $4.5 million, respectively. Payables to PropX as of June 30, 2021 and December 31, 2020 were $2.6 million and $1.5 million, respectively.
Note 15—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of June 30, 2021 and December 31, 2020, the agreements provide pricing and committed supply sources for the Company to purchase 703,634 and 1,580,750 tons, respectively, of proppant through June 30, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.
Future proppant, transload and mancamp commitments are as follows:

($ in thousands)
Remainder of 2021	$29,681
2022	16,678
2023	2,125
2024	—
2025	—
Thereafter	—
$48,484
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchases required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur such shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $16.6 million, $16.7 million, $2.1 million, for the remainder of 2021 and years ended 2022 and 2023, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2021 are $9.6 million of payments expected to be made to Schlumberger, in conjunction with the transition services provided by Schlumberger, in the third quarter of 2021 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of such

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2021 and 2020:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2021	169,259	10,281	$1,692	$103	$1,212,354	$(10,915)	$1,318	$1,204,552	$73,183	$1,277,735
Exchanges of Class B Common Stock for Class A Common Stock	8,421	(8,421)	84	(84)	59,451	—	—	59,451	(59,451)	—
Offering Costs	—	—	—	—	(6)	—	—	(6)	—	(6)
Recognition of valuation allowance on deferred tax asset, net of liability under tax receivable agreement	—	—	—	—	(435)	—	—	(435)	—	(435)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	824	824
Stock based compensation expense					5,619	—	—	5,619	280	5,899
RSU Vesting	630	—	7		(2,952)	—	—	(2,945)	(454)	(3,399)
Currency translation adjustment	—	—	—	—	—	—	1,136	1,136	152	1,288
Net loss	—	—	—	—	—	(50,560)	—	(50,560)	(1,912)	(52,472)
Balance—June 30, 2021	178,310	1,860	$1,783	$19	$1,274,031	$(61,475)	$2,454	$1,216,812	$12,622	$1,229,434

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2020	81,920	30,639	$819	$307	$413,664	$140,581	$—	$555,371	$226,082	$781,453
Exchange of Class B Common Stock for Class A Common Stock	2,558	(2,558)	26	(26)	18,201	—	—	18,201	(18,201)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreement	—	—	—	—	454	—	—	454	—	454
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	—	(1)	—	(1)
Stock based compensation expense	—	—	—	—	3,171	—	—	3,171	1,112	4,283
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	7	—	(3)	9	6
RSU vesting	379	—	4	—	405	—	—	409	(812)	(403)
Net loss	—	—	—	—	—	(45,771)	—	(45,771)	(20,064)	(65,835)
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$—	$531,831	$188,126	$719,957

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17—Subsequent Events
The Company has evaluated events through the filing of this Quarterly Report and determined that no significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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
Recent Trends and Outlook
Global economic growth outlook continues to improve, albeit at a moderating pace. Sentiment is based upon improving positive economic data as countries reopen, partially offset by the impact of global supply chain constraints and virus variant concerns. Commodity markets remain constructive as sustained economic expansion continues to drive rising energy demand while underinvestment in the energy sector constrains supply. This is evidenced by global oil inventory draws, that demonstrate the growth in oil demand is higher than the increase in the oil supply. Looking forward, the recent announcement by OPEC+ for a gradual reinstatement of prior oil supply cuts through 2021 is expected to be more than offset by projected increases in global oil demand. This should support a continued increase in demand for North American completion services.
We expect E&P capital spending to increase in 2022 as they work towards attaining modest oil production growth, while they address both a decline in the inventory of drilled but uncompleted wells and the impact of decline curves on their production base. As a result, we anticipate a modest increase in frac activity to support production growth in 2022.
The combined impact of improved E&P economics with greater potential for free cash flow generation, increased completion service activity demand and tightness in next generation frac equipment is expected to underpin a more disciplined frac market and an increase in service prices. The economic rebound across North America has also led to a rise in inflation and wage growth. It is important that service prices continue to rebound from extreme pandemic lows, and the basis for discussions on service pricing with E&P operators have strengthened throughout the year. It is noteworthy that service prices tend to lag broader inflationary increases across the value chain, but these increases are necessary to facilitate the next phase of growth and investment, especially as the service industry contends with inflationary increases.
During the second quarter of 2021, WTI oil prices averaged $66.19 and $73.04 from the end of the quarter through July 19, 2021, compared to $58.09 in the first quarter of 2021 and $41.70 in the second half of 2020. The most recent domestic onshore rig count for North America averaged 437 in the second quarter of 2021, up from an average of 378 in the first quarter of 2021, according to a report by Baker Hughes, a GE company.
Results of Operations
Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three months ended June 30,
Description	2021	2020	Change
	(in thousands)
Revenue	$581,288	$88,362	$492,926
Cost of services, excluding depreciation and amortization shown separately	521,956	89,518	432,438
General and administrative	29,403	18,064	11,339
Transaction, severance and other costs	2,996	9,057	(6,061)
Depreciation, depletion and amortization	63,214	44,931	18,283
(Gain) loss on disposal of assets	(277)	334	(611)
Operating loss	(36,004)	(73,542)	37,538
Other expense, net	462	3,656	(3,194)
Net loss before income taxes	(36,466)	(77,198)	40,732
Income tax expense (benefit)	16,006	(11,363)	27,369
Net loss	(52,472)	(65,835)	13,363
Less: Net loss attributable to non-controlling interests	(1,912)	(20,064)	18,152
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(50,560)	$(45,771)	$(4,789)
Revenue
Our revenue increased $492.9 million, or 558%, to $581.3 million for the three months ended June 30, 2021 compared to $88.4 million for the three months ended June 30, 2020. In April 2020, we reduced our staffed fleet count by approximately 50%, and furloughed additional fleets, in response to the market imbalance resulting from the COVID-19 pandemic. The continued ramp up in activity since May 2020 lows commensurate with energy demand recovery to pre-pandemic levels, as well as additional fleets and service lines obtained through the OneStim Acquisition (see “Recent Trends and Outlook”), has driven higher fleet utilization and revenue.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $432.4 million, or 483%, to $522.0 million for the three months ended June 30, 2021 compared to $89.5 million for the three months ended June 30, 2020, which is consistent with the increase in activity discussed above.
General and Administrative
General and administrative expenses increased $11.3 million, or 63%, to $29.4 million for the three months ended June 30, 2021 compared to $18.1 million for the three months ended June 30, 2020 primarily related to an increase in personnel costs due to the restoration of certain temporarily suspended employee benefits and additional headcount commensurate with the OneStim Acquisition. During the three months ended June 30, 2020 we applied a flexible cost structure, including employee furloughs as well as the temporary suspension of bonus and 401(k) match programs, which have since been reinstated.
Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $6.1 million, or 67%, to $3.0 million for the three months ended June 30, 2021 compared to $9.1 million for the three months ended June 30, 2020. Such costs incurred during the three months ended June 30, 2021 include transaction costs associated with the OneStim Acquisition. During the three months ended June 30, 2020. the Company reduced its workforce and commenced furlough schedules for remaining employees in May 2020. The Company recorded $7.4 million in severance costs in the three months ended June 30, 2020. Additionally, the Company paid insurance and other benefits of $1.7 million for employees while they were on furlough. The Company did not lay-off or furlough any employees in during 2021.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $18.3 million, or 41%, to $63.2 million for the three months ended June 30, 2021 compared to $44.9 million for the three months ended June 30, 2020. The increase in 2021 was due to the addition of active fleets and other property acquired in the OneStim Acquisition.
(Gain) Loss on disposal of assets
The Company recognized a gain on disposal of assets of $0.3 million during the three months ended June 30, 2021 compared to a loss of $0.3 million for the three months ended June 30, 2020. The Company regularly sells equipment that is no longer in use as part of normal course fleet and equipment management.
Operating Loss
We realized an operating loss of $36.0 million for the three months ended June 30, 2021 compared to an operating loss of $73.5 million for the three months ended June 30, 2020, a decrease in loss of $37.5 million, or 51%. The decrease in loss is primarily due to the $492.9 million, or 558%, increase in total revenue only partially offset by a $455.4 million increase in total operating expenses, the significant components of which are discussed above. The improvement in operating results is primarily attributable to the rebound in market conditions and ongoing recovery from the COVID-19 pandemic.
Other Expense, net
Other expense, net, decreased $3.2 million to $0.5 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020. Other expense, net, is comprised of gain on remeasurement of liability under tax receivable agreement and interest expense, net. During the second quarter of 2021, the Company entered into a three-year cumulative pre-tax book loss primarily due to COVID-19 related losses and recognized a valuation allowance on a portion of its deferred tax assets in accordance with ASC 740. In connection with the recognition of a valuation allowance, the Company also remeasured the liability under the tax receivable agreement resulting in a gain of $3.3 million. Interest expense, net was consistent between periods, increasing only slightly during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Net Loss before Income Taxes
We realized net loss before income taxes of $36.5 million for the three months ended June 30, 2021 compared to $77.2 million for the three months ended June 30, 2020. The decrease in loss is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity following the rebound in market conditions and recovery from the COVID-19 pandemic.
Income Tax Expense (Benefit)
We recognized tax expense of $16.0 million for the three months ended June 30, 2021, at an effective rate of (44)%, compared to a tax benefit of $11.4 million, at an effective rate of 15%, recognized during the three months ended June 30, 2020. This increase in income tax expense is primarily attributable to the valuation allowance recorded on a portion of our net deferred tax assets as of June 30, 2021 as a result of the Company entering into a three year cumulative pre-tax book loss position primarily due to COVID-19 related losses.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six months ended June 30,
Description	2021	2020	Change
	(in thousands)
Revenue	$1,133,320	$560,706	$572,614
Cost of services, excluding depreciation and amortization shown separately	1,020,891	482,234	538,657
General and administrative	55,762	46,677	9,085
Transaction, severance and other costs	10,617	9,057	1,560
Depreciation, depletion and amortization	125,270	89,762	35,508
(Gain) loss on disposal of assets	(997)	232	(1,229)
Operating loss	(78,223)	(67,256)	(10,967)
Other expense, net	4,216	7,264	(3,048)
Net loss before income taxes	(82,439)	(74,520)	(7,919)
Income tax expense (benefit)	8,649	(11,102)	19,751
Net loss	(91,088)	(63,418)	(27,670)
Less: Net loss attributable to non-controlling interests	(6,323)	(19,367)	13,044
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(84,765)	$(44,051)	$(40,714)
Revenue
Our revenue increased $572.6 million, or 102%, to $1.1 billion for the six months ended June 30, 2021 compared to $560.7 million for the six months ended June 30, 2020. In April 2020, we reduced our staffed fleet count by approximately 50%, and furloughed additional fleets, in response to the market imbalance resulting from the COVID-19 pandemic. The continued ramp up in activity since May 2020 lows, commensurate with energy demand recovery to pre-pandemic levels, as well as additional fleets and service lines obtained through the OneStim Acquisition (see “Recent Trends and Outlook”), has driven higher fleet utilization and revenue.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $538.7 million, or 112%, to $1.0 billion for the six months ended June 30, 2021 compared to $482.2 million for the six months ended June 30, 2020. The increase is consistent with the increase in activity discussed above.
General and Administrative
General and administrative expenses increased $9.1 million, or 19%, to $55.8 million for the six months ended June 30, 2021 compared to $46.7 million for the six months ended June 30, 2020 primarily related to personnel costs due to additional headcount commensurate with the OneStim Acquisition. Additionally, during the second quarter of 2020 we applied a flexible cost structure, including employee furloughs as well as the temporary suspension of bonus and 401(k) match programs, which have since been reinstated.
Transaction, Severance and Other Costs
Transaction, severance and other costs increased $1.6 million, or 17%, to $10.6 million for the six months ended June 30, 2021 compared to $9.1 million for the six months ended June 30, 2020. Such costs incurred during the six months ended June 30, 2021 primarily relate to the OneStim Acquisition, while costs incurred during the six months ended June 30, 2020 related to one time severance costs and insurance for furloughed employees. The Company did no lay-off of furlough any employees during 2021.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $35.5 million, or 40%, to $125.3 million for the six months ended June 30, 2021 compared to $89.8 million for the six months ended June 30, 2020. The increase in 2021 was due to the addition of active fleets and other property acquired in the OneStim Acquisition.

(Gain) loss on disposal of assets
The Company recognized a gain on disposal of assets of $1.0 million during the six months ended June 30, 2021 compared to a loss of $0.2 million for the six months ended June 30, 2020. The Company regularly sells equipment that is no longer in use as part of normal course fleet and equipment management.
Operating Loss
We realized an operating loss of $78.2 million for the six months ended June 30, 2021 compared to $67.3 million for the six months ended June 30, 2020, an increase in loss of $11.0 million, or 16%. The increase in loss is primarily due to lower gross margins during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as the prior year period included three months of pre-pandemic results. In addition, emergency cost savings measure to reduce personnel costs implemented in April 2020 were restored at various times during 2021.
Other Expense, net
Other expense, net, decreased $3.0 million to $4.2 million for the six months ended June 30, 2021 compared to $7.3 million for the six months ended June 30, 2020. Other expense, net, is comprised of gain on remeasurement of liability under tax receivable agreement and interest expense, net. During the second quarter of 2021, the Company entered into a three-year cumulative pre-tax book loss primarily due to COVID-19 related losses and recognized a valuation allowance on a portion of its net deferred tax assets. In connection with the recognition of a valuation allowance, the Company also remeasured the liability under the tax receivable agreement resulting in a gain of $3.3 million. Interest expense, net was consistent between periods, decreasing only slightly during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Net Loss before Income Taxes
We realized net loss before income taxes of $82.4 million for the six months ended June 30, 2021 compared to $74.5 million for the six months ended June 30, 2020. The decrease is primarily attributable to a decrease in revenue, as discussed above, related to the decrease in pricing and activity.
Income Tax (Benefit) Expense
We recognized income tax expense of $8.6 million for the six months ended June 30, 2021, at an effective rate of (10)%, expense, compared to an income tax benefit of $11.1 million, at an effective rate of 15%, recognized during the six months ended June 30, 2020. This increase in income tax expense is primarily attributable to the full valuation allowance recorded on the net deferred tax assets as of June 30, 2021 as a result of the Company entering into a three year cumulative pre-tax book loss position.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves and non-recurring expenses that management does not consider in assessing ongoing performance.
Our board of directors, management, investors, and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, depletion and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2021	2020	Change	2021	2020	Change
	(in thousands)
Net loss	$(52,472)	$(65,835)	$13,363	$(91,088)	$(63,418)	$(27,670)
Depreciation, depletion and amortization	63,214	44,931	18,283	125,270	89,762	35,508
Interest expense	3,767	3,656	111	7,521	7,264	257
Income tax expense (benefit)	16,006	(11,363)	27,369	8,649	(11,102)	19,751
EBITDA	$30,515	$(28,611)	$59,126	$50,352	$22,506	$27,846
Stock based compensation expense	5,899	4,283	1,616	10,846	8,407	2,439
Fleet start-up and lay-down costs	—	4,499	(4,499)	—	4,499	(4,499)
Transaction, severance and other costs	2,996	9,057	(6,061)	10,617	9,057	1,560
(Gain) loss on disposal of assets	(277)	334	(611)	(997)	232	(1,229)
Provision for credit losses	745	2,155	(1,410)	745	4,678	(3,933)
Gain on remeasurement of liability under tax receivable agreement	(3,305)	—	(3,305)	(3,305)	—	(3,305)
Adjusted EBITDA	$36,573	$(8,283)	$44,856	$68,258	$49,379	$18,879
EBITDA was $30.5 million for the three months ended June 30, 2021 compared to $(28.6) million for the three months ended June 30, 2020. Adjusted EBITDA was $36.6 million for the three months ended June 30, 2021 compared to $(8.3) million for the three months ended June 30, 2020. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity resulting in increased revenue offset by a lesser increase in operating costs.
EBITDA was $50.4 million for the six months ended June 30, 2021 compared to $22.5 million for the six months ended June 30, 2020. Adjusted EBITDA was $68.3 million for the six months ended June 30, 2021 compared to $49.4 million for the six months ended June 30, 2020. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity resulting in increased revenue offset by a lesser increase in operating costs.
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
Cash and cash equivalents decreased by $38.3 million to $30.7 million as of June 30, 2021 compared to $69.0 million as of December 31, 2020, while working capital excluding cash and current liabilities under debt and lease arrangements increased $12.0 million. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$35,566	$96,631	$(61,065)
Net cash used in investing activities	(65,895)	(69,997)	4,102
Net cash used in financing activities	(8,175)	(14,820)	6,645
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2021 and 2020
Operating Activities. Net cash provided by operating activities was $35.6 million for the six months ended June 30, 2021, compared to $96.6 million for the six months ended June 30, 2020. The $61.1 million decrease in cash from operating activities is primarily attributable to a $14.6 million decrease in cash due to increases in net working capital for the six months ended June 30, 2021, compared to a $64.2 million increase in cash due to decreases in net working capital for the six months ended June 30, 2020. This decrease was partially offset by a $17.7 million increase in cash flows from operating activities, excluding changes in working capital, as a result of increased activity levels in 2021.
Investing Activities. Net cash used in investing activities was $65.9 million for the six months ended June 30, 2021, compared to $70.0 million for the six months ended June 30, 2020. Cash used in investment activities was higher during the first quarter of 2020 in line with the expected annual spend for pre-pandemic activity levels, including growth capital planned at the time. Spend decreased during the second quarter of 2020 and remains limited in the current period. Although the Company operates more fleets following the OneStim acquisition, such acquired fleets were delivered in fully maintained condition pursuant to the term of the acquisition agreement, thus initially limited maintenance capital expenditures for a portion of the Company’s fleets.
Financing Activities. Net cash used in financing activities was $8.2 million for the six months ended June 30, 2021, compared to net cash used in financing activities of $14.8 million for the six months ended June 30, 2020. The $6.6 million decrease in cash used in financing activities was primarily due to a $5.6 million decrease in dividends and per unit distributions to non-controlling interest unitholders as a result of the suspension of the dividend in April 2020. Additionally, other distributions and advance payments to non-controlling interest unitholders was a net receipt of $1.4 million during the six months ended June 30, 2021, compared to net payment of $2.8 million during the six months ended June 30, 2020 due to a decrease in payments made under the TRAs. These decreases were offset by a $3.2 million increase in payments made for tax withholdings on restricted stock unit vesting as a larger number of units vested at a higher stock price in 2021 compared to 2020.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. We periodically utilize the ABL Facility to provide short-term flexibility for working capital fluctuations.
As of June 30, 2021, the borrowing base was calculated to be $247.3 million, and the Company had no borrowings outstanding, except for letter of credit in the amount of $0.8 million, resulting in $246.5 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canadian federal and provincial income tax on its foreign operations.
The Company recognized an income tax expense of $8.6 million, effective global income tax rate applicable to the Company of (10)%, expense, for the six months ended June 30, 2021 compared to income tax benefit of $11.1 million, combined effective rate of 15%, for the six months ended June 30, 2020. The Company’s effective tax rate for the six months ended June 30, 2021 is significantly less than the statutory federal tax rate of 21.0% primarily because of the valuation allowance recorded on its U.S. net deferred tax assets as of December 31, 2020 as a result of entering into a three year cumulative pre-tax book loss position primarily due to COVID-19 related losses. The Company’s effective tax rate is also less than the statutory federal tax rate of 21.0% because of foreign operations and non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting, upon which no taxes are payable by the Company.
Per the CARES Act, net operating losses (“NOL”) incurred in 2018, 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the six months ended June 30, 2021, the Company has applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other assets in the accompanying unaudited condensed consolidated financial statements.
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
During the six months ended June 30, 2020, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $2.6 million in amounts payable under the TRAs, and a net increase of $3.0 million in deferred tax assets, all of which were recorded through equity.
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
Effective January 1, 2021, the Company commenced operations in Canada and therefore added a critical accounting policy for foreign currency translation (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements included in this Quarterly Report).
There have been no other changes in our evaluation of our critical accounting policies since December 31, 2020.

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of June 30, 2021, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and six months ended June 30, 2021, the Company recorded foreign currency translation adjustments to net loss of $1.3 million and $2.7 million, respectively.
Other exposures to market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, we continue to integrate the entities acquired in the OneStim Acquisition, on December 31, 2020. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Actions
Information relating to legal proceedings is described in Note 15 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
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
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement, dated June 7, 2021, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., R/C IV Liberty Holdings, L.P. and Morgan Stanley & Co. LLC (1)

2.1
Master Transaction Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation Limited, Liberty Oilfield Services New HoldCo LLC, LOS Canada Operations Inc. and Liberty Oilfield Services Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (3)

3.2	Amended and Restated Bylaws of Liberty Oilfield Services Inc. (4)

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger (5)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on June 10, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(4)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	July 29, 2021	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	July 29, 2021	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 29, 2021	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)