Form 10-Q
period 2021-09-30
Liberty Oilfield Services Inc.
filed 2021-10-28
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 22, 2021, the registrant had 178,310,595 shares of Class A Common Stock and 1,860,327 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about our growth including from the OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices, future global economic conditions, the impacts of the COVID-19 pandemic, improvements in operating procedures and technology, the business strategies of our customers, in addition to other estimates and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$34,705	$68,978
Accounts receivable—trade, net of allowances for credit losses of $884 and $773, respectively	325,221	244,433
Unbilled revenue	109,277	69,516
Inventories	116,795	118,568
Prepaid and other current assets (including receivables from related parties of $0 and $24,708, respectively)	85,567	65,638
Total current assets	671,565	567,133
Property and equipment, net	1,069,890	1,120,950
Finance lease right-of-use assets	20,492	38,733
Operating lease right-of-use assets	131,279	75,878
Other assets	72,866	87,248
Total assets	$1,966,092	$1,889,942
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $4,586 and $0, respectively)	$228,997	$193,338
Accrued liabilities (including amounts due to related parties of $3,719 and $0, respectively)	230,872	118,383
Current portion of long-term debt, net of discount of $1,371 and $1,386, respectively	379	364
Current portion of finance lease liabilities	10,483	20,580
Current portion of operating lease liabilities	38,321	23,481
Total current liabilities	509,052	356,146
Long-term debt, net of discount of $28 and $1,054, respectively, less current portion	121,125	105,411
Deferred tax liability	765	—
Payable pursuant to tax receivable agreements, including payables to related parties of $0 and $27,173, respectively	48,342	56,594
Noncurrent portion of finance lease liabilities	4,630	11,318
Noncurrent portion of operating lease liabilities	90,324	50,430
Total liabilities	774,238	579,899
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 178,310,595 issued and outstanding as of September 30, 2021 and 157,952,213 issued and outstanding as of December 31, 2020	1,783	1,579
Class B, $0.01 par value, 400,000,000 shares authorized and 1,860,327 issued and outstanding as of September 30, 2021 and 21,550,282 issued and outstanding as of December 31, 2020	19	216
Additional paid in capital	1,278,073	1,125,554
(Accumulated deficit) retained earnings	(100,365)	23,288
Accumulated other comprehensive income	191	—
Total stockholders’ equity	1,179,701	1,150,637
Non-controlling interest	12,153	159,406
Total equity	1,191,854	1,310,043
Total liabilities and equity	1,966,092	1,889,942
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Revenue	$646,714	$147,495	$1,778,854	$708,201
Revenue—related parties	7,013	—	8,193	—
Total revenue	653,727	147,495	1,787,047	708,201
Operating costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	593,683	139,237	1,614,574	621,471
General and administrative	32,281	17,307	88,043	63,984
Transaction, severance and other costs	1,556	2,609	12,173	11,666
Depreciation, depletion, and amortization	65,852	44,496	191,122	134,258
Gain on disposal of assets	(79)	(752)	(1,076)	(520)
Total operating costs and expenses	693,293	202,897	1,904,836	830,859
Operating loss	(39,566)	(55,402)	(117,789)	(122,658)
Other (income) expense:
Gain on remeasurement of liability under tax receivable agreement	(4,947)	—	(8,252)	—
Interest income	(1)	(10)	(2)	(297)
Interest income—related party	—	(29)	—	(261)
Interest expense	4,008	3,634	11,530	11,417
Total other (income) expense	(940)	3,595	3,276	10,859
Net loss before income taxes	(38,626)	(58,997)	(121,065)	(133,517)
Income tax expense (benefit)	753	(9,972)	9,402	(21,074)
Net loss	(39,379)	(49,025)	(130,467)	(112,443)
Less: Net loss attributable to non-controlling interests	(489)	(14,523)	(6,812)	(33,890)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(38,890)	$(34,502)	$(123,655)	$(78,553)

Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.22)	$(0.41)	$(0.72)	$(0.94)
Diluted	$(0.22)	$(0.41)	$(0.72)	$(0.94)
Weighted average common shares outstanding:
Basic	178,311	84,937	171,402	83,299
Diluted	178,311	84,937	171,402	83,299
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(39,379)	$(49,025)	$(130,467)	$(112,443)
Other comprehensive loss
Foreign currency translation	(2,287)	—	411	—
Comprehensive loss	$(41,666)	$(49,025)	$(130,056)	$(112,443)
Comprehensive loss attributable to non-controlling interest	(513)	(14,523)	(6,592)	(33,890)
Comprehensive loss attributable to Liberty Oilfield Services, Inc.	$(41,153)	$(34,502)	$(123,464)	$(78,553)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Changes in Equity
(Amounts in thousands)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	19,690	(19,690)	197	(197)	142,204	—	—	142,204	(142,204)	—
Offering Costs	—	—	—	—	(938)	—	—	(938)	(75)	(1,013)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	1,372	1,372
Stock based compensation expense	—	—	—	—	14,335	—	—	14,335	756	15,091
Vesting of restricted stock units	668	—	7	—	(3,082)	—	—	(3,075)	(510)	(3,585)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	—	2	—	2
Currency translation adjustment	—	—	—	—	—	—	191	191	220	411
Net loss	—	—	—	—	—	(123,655)	—	(123,655)	(6,812)	(130,467)
Balance—September 30, 2021	178,310	1,860	$1,783	$19	$1,278,073	$(100,365)	$191	$1,179,701	$12,153	$1,191,854

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2019	81,885	30,639	$819	$307	$410,596	$143,105	$—	$554,827	$226,665	$781,492
Exchange of Class B Common Stock for Class A Common Stock	3,571	(3,571)	36	(36)	24,762	—	—	24,762	(24,762)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	778	—	—	778	—	778
$0.05/share of Class A Common Stock Dividend	—	—	—	—	—	(4,244)	—	(4,244)	—	(4,244)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	—	(1,532)	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	(1)	—	—	(1)	(255)	(256)
Stock based compensation expense	—	—	—	—	9,557	—	—	9,557	3,337	12,894
Vesting of restricted stock units	414	—	5	—	472	—	—	477	(879)	(402)
Restricted stock and RSU forfeitures	(4)	—	(1)	—	(9)	9	—	(1)	9	8
Net loss	—	—	—	—	—	(78,553)	—	(78,553)	(33,890)	(112,443)
Balance—September 30, 2020	85,866	27,068	$859	$271	$446,155	$60,317	$—	$507,602	$168,693	$676,295
See Notes to Condensed Consolidated Financial Statements.

LIBERTY OILFIELD SERVICES INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(130,467)	$(112,443)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	191,122	134,258
Gain on disposal of assets	(1,076)	(520)
Amortization of debt issuance costs	1,704	1,668
Inventory write-down	—	770
Non-cash lease expense	2,834	2,681
Stock based compensation expense	15,091	12,894
Deferred income tax expense (benefit)	6,124	(21,324)
(Gain) loss on tax receivable agreements	(8,252)	169
Provision for credit losses	745	4,678
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(121,282)	94,573
Accounts receivable and unbilled revenue—related party	—	9,254
Inventories	(6,878)	10,788
Other assets	(5,001)	16,270
Accounts payable and accrued liabilities	135,981	(82,815)
Payment of operating lease liability	(503)	(895)
Net cash provided by operating activities	80,142	70,006
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(123,008)	(82,772)
Proceeds from sale of assets	3,689	1,501
Net cash used in investing activities	(119,319)	(81,271)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	100,000	—
Repayments of borrowings on line-of-credit	(84,000)	—
Repayments of borrowings on term loan	(1,313)	(1,313)
Payments on finance lease obligations	(6,144)	(6,862)
Class A Common Stock dividends and dividend equivalents upon RSU vesting	—	(4,262)
Per unit distributions to non-controlling interest unitholders	—	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	1,372	(2,234)
Restricted stock unit vesting	(168)	—
Tax withholding on restricted stock units	(3,585)	(403)
Payments of equity issuance costs	(1,013)	—
Net cash provided by (used in) financing activities	5,149	(16,606)
Net decrease in cash and cash equivalents before translation effect	(34,028)	(27,871)
Translation effect on cash	(245)	—
Cash and cash equivalents—beginning of period	68,978	112,690
Cash and cash equivalents—end of period	$34,705	$84,819
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$658
Cash paid for interest	$9,686	$8,411
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$25,484	$7,824

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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2021 and December 31, 2020, and the results of operations, cash flows, and equity of the Company as of and for the three and nine months ended September 30, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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
Reclassifications
Certain amounts in the prior period financial statements have been reclassified from general and administrative to transaction, severance and other costs in the accompanying unaudited condensed consolidated statements of operation to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.
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
The OneStim Acquisition was completed for total consideration of approximately $683.8 million based on the value of the Canadian Buyer Note and the closing price of the Class A Common Stock on December 31, 2020. The Company accounted for the OneStim Acquisition using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair value on the date of the acquisition. The estimated fair values of certain assets and liabilities, including accounts receivable, require significant judgments and estimates. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends on the earliest date that the acquirer (i) receives the information necessary or (ii) determines that it cannot obtain further information, and such period may not exceed one year. As the OneStim Acquisition closed on December 31, 2020 the Company was in the process of completing the purchase price allocation, particularly as it relates to current assets and current liabilities, which are subject to certain minimum working capital contribution requirements under the Transaction Agreement. Such minimum working capital contribution calculations are subject to review and adjustment in order to determine final settlement. During the three months ended September 30, 2021 the Company determined a final settlement amount related to the minimum working capital contribution requirements under the Transaction Agreement, however, certain inventories are considered provisional until the Company has completed physical inventory counts at each warehouse.
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
Transaction costs were $1.6 million and $10.7 million, for the three and nine months ended September 30, 2021, respectively, and are recorded as a component of transaction, severance and other costs in the accompanying unaudited condensed consolidated statements of operations. Equity offering costs totaled $1.6 million for the year ended December 31, 2020 and are recorded as a reduction to additional paid in capital in the accompanying unaudited condensed consolidated balance sheets.
The Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 presented herein does not include any results from OneStim operations as the OneStim Acquisition closed on December 31, 2020. The Company’s unaudited condensed consolidated financial statements include results from OneStim operations for the full three and nine months ended September 30, 2021.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(unaudited, in thousands)	2020	2020
Revenue	$364,748	$1,660,201
Net loss	(78,208)	(963,070)
Less: Net loss attributable to non-controlling interests	(6,037)	(193,269)
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(72,171)	$(769,801)
Net loss attributable to Liberty Oilfield Services Inc. stockholders per common share:
Basic	$(0.48)	$(5.14)
Diluted	$(0.48)	$(5.14)
Weighted average common shares outstanding:
Basic	151,263	149,625
Diluted	151,263	149,625
Note 4—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Proppants	$17,643	$13,658
Chemicals	16,371	16,434
Maintenance parts	82,781	88,476
	$116,795	$118,568
The Company did not record any write-down to the inventory carrying value during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to inventory carrying values of $0.0 million and $0.8 million, respectively, which is included as a component in cost of services in the unaudited condensed consolidated statement of operations.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2021	2020
Land	N/A	$34,665	$38,346
Field services equipment	2-7	1,436,443	1,249,933
Vehicles	4-7	60,124	59,741
Buildings and facilities	5-30	148,333	156,109
Mineral reserves	>25	76,823	78,793
Office equipment, furniture, and software	2-7	7,732	6,840
		1,764,120	1,589,762
Less accumulated depreciation, depletion, and amortization		(796,118)	(622,530)
		968,002	967,232
Construction in-progress	N/A	101,888	153,718
		$1,069,890	$1,120,950
Depreciation expense for the three months ended September 30, 2021 and 2020 was $61.1 million and $42.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized depreciation expense of $175.9 million and $126.3 million, respectively. Depletion expense for the three and nine months ended September 30, 2021 was $0.3 million and $1.0 million, respectively.
During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of June 30, 2020. As of September 30, 2021 and 2020, the Company concluded that no additional triggering events had occurred.
As of September 30, 2021, the Company classified $3.7 million of land and $14.8 million, net of accumulated depreciation, of buildings of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that carrying value of the assets approximates the fair value less the estimated costs, and therefore no adjustment to the carrying value of the assets was recorded during the three and nine months ended September 30, 2021.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1,213	$1,629	$4,565	$6,422
Interest on lease liabilities	347	345	1,318	1,403
Operating lease cost	12,869	6,841	29,702	18,511
Variable lease cost	1,273	637	3,116	2,208
Short-term lease costs	1,479	—	3,483	—
Sublease income	—	(48)	$—	(64)
Total lease cost, net	$17,181	$9,404	$42,184	$28,480

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating leases	$12,136	$6,212	$27,420	$16,696
Finance leases	2,064	2,242	7,099	8,266
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	10,999	9,838	70,205	29,492

During the nine months ended September 30, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets and liabilities of $13.7 million and $10.6 million, respectively, and recognized operating lease right-of-use assets and liabilities of $11.8 million and $8.8 million, respectively. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	5.0 years	5.9 years
Finance leases	1.5 years	1.5 years
Weighted-average discount rate:
Operating leases	4.1%	4.8%
Finance leases	7.9%	5.8%

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of September 30, 2021 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2021	$3,342	$11,902
2022	8,491	39,936
2023	4,356	26,771
2024	—	20,271
2025	—	17,571
Thereafter	—	26,488
Total lease payments	16,189	142,939
Less imputed interest	(1,076)	(14,294)
Total	$15,113	$128,645

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2021 is $11.5 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as financing leases, the Company includes the residual value guarantee as estimated in the lease agreement, in the financing lease liability.

Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2021	December 31, 2020
Accrued vendor invoices	$118,632	$61,210
Operations accruals	63,694	28,932
Accrued benefits and other	48,546	28,241
	$230,872	$118,383
Note 8—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Term Loan outstanding	$106,903	$108,215
Revolving Line of Credit	16,000	—
Deferred financing costs and original issue discount	(1,399)	(2,440)
Total debt, net of deferred financing costs and original issue discount	$121,504	$105,775
Current portion of long-term debt, net of discount	$379	$364
Long-term debt, net of discount and current portion	121,125	105,411
	$121,504	$105,775
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”). The weighted average interest rate on all borrowings outstanding as of September 30, 2021 and December 31, 2020 was 8.0% and 8.6%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $250.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2021, the borrowing base was

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
calculated to be $250.0 million, and the Company had $16.0 million outstanding in addition to a letter of credit in the amount of $0.8 million, with $233.2 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of September 30, 2021 incurred interest at a rate of 3.75%. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors.
During the subsequent period, on October 22, 2021 , the Company amended the ABL Facility and extended the terms through October 22, 2026. Refer to Note 17 - Subsequent Events for further details. As the maturity date was extended, the Company continues to report obligations under the ABL Facility as long-term.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $106.9 million remained outstanding as of September 30, 2021. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and borrowings as of September 30, 2021 incurred interest at a rate of 8.625%. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2022. The Term Loan Facility is collateralized by the fixed assets of Liberty Oilfield Services LLC (“LOS”) and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV, as parent guarantors.
During the subsequent period, on October 22, 2021 , the Company amended the Term Loan Facility and extended the terms through September 19, 2024. Refer to Note 17—Subsequent Events for further details. As the maturity date was extended, the Company continues to report obligations under the Term Loan Facility as long-term, with the exception of quarterly principal payments due in the 12-months from the balance sheet date.
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
The Company was in compliance with these covenants as of September 30, 2021.
Maturities of debt, reflecting the amendments described in Note 17—Subsequent Events, are as follows:

($ in thousands)
Remainder of 2021	$438
2022	$1,750
2023	$1,750
2024	$118,965
2025	$—
$122,903

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2021 and 2020.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values at September 30, 2021 and December 31, 2020.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at September 30, 2021 and December 31, 2020, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at September 30, 2021 and December 31, 2020, as the effective interest rates approximated market rates.
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2021 and December 31, 2020, the Company had cash equivalents, measured at fair value, of $0.3 million and $21.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. Although a triggering event occurred during the nine months ended September 30, 2020 (see Note 5—Property and Equipment), no such measurements were required as of September 30, 2021 and December 31, 2020.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $34.7 million and $69.0 million as of September 30, 2021 and December 31, 2020, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and September 30, 2020, the below customers accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled revenue and consolidated revenues, respectively:

	Portion of consolidated accounts receivable and unbilled revenue as of		Portion of consolidated revenues for the three months ended September 30,		Portion of consolidated revenues for the nine months ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
Customer A	11%	—%	—%	—%	—%	—%
Customer B	—%	11%	—%	—%	—%	—%
Customer C	—%	11%	—%	23%	—%	—%
Customer D	—%	—%	—%	20%	—%	10%
Customer E	—%	—%	—%	11%	—%	—%
Customer F	—%	—%	—%	—%	—%	13%
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of September 30, 2021 the Company had $0.9 million in allowance for credit losses. Subsequent to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company recognized a $4.9 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of deteriorating economic conditions for the oil and gas industry as of such date.
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

($ in thousands)
Allowance for credit losses at December 31, 2020	$773
Credit Losses:
Current period provision	745
Amounts written off, net of recoveries	(634)
Allowance for credit losses at September 30, 2021	$884

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	2,183,034	$10.90
Granted	589,657	12.65
Vested	(959,356)	12.47
Forfeited	(32,348)	7.72
Outstanding at September 30, 2021	1,780,987	$10.69
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2020	722,225	$12.04
Granted	584,720	12.95
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	1,306,945	$12.45
Stock based compensation is included in cost of services and general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company recognized stock based compensation expense of $4.2 million and $15.1 million for the three and nine months ended September 30, 2021, respectively. The Company recognized stock based compensation of $4.5 million and $12.9 million for the three and nine months ended September 30, 2020, respectively. There was approximately $21.1 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2021. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2021 and September 30, 2020, no shares were repurchased under the share repurchase program.
As of September 30, 2021, no amounts remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
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
The following table reflects the allocation of net loss to common stockholders and net loss per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic Net Loss Per Share
Numerator:
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(38,890)	$(34,502)	$(123,655)	$(78,553)
Denominator:
Basic weighted average common shares outstanding	178,311	84,937	171,402	83,299
Basic net loss per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.22)	$(0.41)	$(0.72)	$(0.94)
Diluted Net Loss Per Share
Numerator:
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(38,890)	$(34,502)	$(123,655)	$(78,553)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	—	—	—
Diluted net loss attributable to Liberty Oilfield Services Inc. stockholders	$(38,890)	$(34,502)	$(123,655)	$(78,553)
Denominator:
Basic weighted average shares outstanding	178,311	84,937	171,402	83,299
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Class B Common Stock	—	—	—	—
Diluted weighted average shares outstanding	178,311	84,937	171,402	83,299
Diluted net loss per share attributable to Liberty Oilfield Services Inc. stockholders	$(0.22)	$(0.41)	$(0.72)	$(0.94)
In accordance with GAAP, diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021 exclude 1,860 and 8,558, respectively, weighted average shares of Class B Common Stock and 3,256 and 3,470, respectively, weighted average shares of restricted stock units. Additionally, diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 exclude 27,763 and 29,259, respectively, weighted average shares of Class B Common Stock, 235 and 250, respectively, weighted average shares of restricted stock, and 2,458 and 2,276, respectively, weighted average shares of restricted stock units.
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
The effective global combined income tax rate applicable to the Company for the nine months ended September 30, 2021 was (7.8)%, expense, compared to 15.8%, benefit, for the period ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a valuation allowance on its U.S. net deferred tax assets as of December 31, 2020, as a result of entering into a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, resulting in the Company’s effective tax rate for the quarter and year to date periods of 2021 being significantly less than the statutory federal tax rate of 21%. The Company’s effective tax rate is also less than the statutory federal tax rate because of foreign operations and the non-controlling interest’s share of Liberty LLC’s pass-through results of federal, state, and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized an income tax expense of $0.8 million and $9.4 million during the three and nine months ended September 30, 2021, respectively. The Company recognized an income tax benefit of $10.0 million and $21.1 million during the three and nine months ended September 30, 2020, respectively.
Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, net operating losses (“NOL”) incurred in 2018, 2019, and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has previously applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in the prepaids and other current assets line item in the accompanying unaudited condensed consolidated balance sheets.
The Company recognized a net deferred tax asset in the amount of $5.4 million as of December 31, 2020. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the deferred tax assets that, based on available evidence, are not expected to be realized.
The Company evaluated its deferred tax assets as of September 30, 2021 and considered both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. Consistent with the prior quarter, in accordance with ASC 740, the objective negative evidence of entering into a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, prevented the consideration of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its deferred tax assets. The Company continues to record a valuation allowance against its U.S. net deferred tax assets as of December 31, 2020, reverses the U.S. tax benefit recorded during the three months ended March 31, 2021, and did not record a U.S. tax benefit of pre-tax net losses during the nine months ended September 30, 2021. In addition, the Company reversed through equity the impact of exchange transactions that had occurred during the three months ended March 31, 2021 and did not record any deferred tax assets for exchange transactions that occurred during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2020, redemptions of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $4.4 million in amounts payable under the TRAs, and a net increase of $5.2 million in deferred tax assets, all of which were recorded through equity.
As of September 30, 2021 and December 31, 2020, the Company’s liability under the TRAs was $48.3 million and $56.6 million, respectively, all of which is presented as a component of long-term liabilities. In relation to the deferred tax asset valuation allowance described above, the Company also remeasured the liability under the TRAs as of September 30, 2021 and

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recorded a gain on the remeasurement of liabilities subject to TRAs of $4.9 million and $8.3 million as part of continuing operations during the three and nine months ended September 30, 2021, respectively.
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. However, on April 1, 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, the Company suspended its matching contribution. Effective January 1, 2021 the Company restored its 6% matching contribution. Contributions made by the Company were $5.4 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and $13.3 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 14—Related Party Transactions
As of September 30, 2021 Schlumberger owned 66,326,134 shares of Class A Common Stock of the Company, or approximately 37.0% of the issued and outstanding common stock of the Company, including Class A Common Stock and Class B Common Stock. Under the Transaction Agreement, to the extent the net working capital, as defined in the Transaction Agreement, of the Transferred Business is less than $54.6 million, the difference shall be payable in cash to the Company. As of December 31, 2020, the Company recorded a receivable from Schlumberger of $24.7 million for the working capital settlement and an agreed upon $8.0 million true-up payment related to the estimated costs to bring certain assets to full working condition, which was collected during the three months ended March 31, 2021. As of September 30, 2021, the Company agreed on a working capital settlement from Schlumberger of $15.8 million, most of which was netted against transaction services costs and cash settlements during the transition services period. In conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. During the three and nine months ended September 30, 2021, the Company incurred $0.0 million and $5.7 million, respectively, of fees payable to Schlumberger for such transaction services, and expects any expenses incurred after September 30, 2021 to be immaterial. As of September 30, 2021 $0.1 million due to Schlumberger for transition services was recorded in accounts payable.
During the nine months ended September 30, 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three and nine months ended September 30, 2021, total purchases from Schlumberger were approximately $6.5 million and $26.4 million, respectively, and as of September 30, 2021 amounts due to Schlumberger were $2.6 million and $2.2 million included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
On June 7, 2021 R/C Energy IV Direct Partnership, L.P., a Delaware limited partnership (“R/C Direct”) and R/C Liberty entered into an underwriting agreement, dated as of June 7, 2021, by and amount the Company, Liberty LLC, R/C Direct, R/C Liberty and Morgan Stanley & Co. LLC, pursuant to which R/C Direct sold 3,707,187 shares of Class A Common Stock and R/C Liberty sold 8,592,809 shares of Class A Common Stock, at a price of $15.20 per share, to the underwriter (the “Sale”). In connection with the Sale, 6,918,142 shares of Class B Common Stock held by R/C Liberty were redeemed by the Company for an equal amount of Class A Common Stock. On June 10, 2021, the Sale closed. Following the Sale, R/C Direct and R/C Liberty no longer hold any Class A Common Stock or Class B Common Stock and are no longer considered related parties of the Company.
Prior to the Sale, during the three months ended March 31, 2021, R/C IV Liberty Holdings, L.P. (“R/C Liberty”) exercised its redemption right and redeemed 10,269,457 shares of Class B Common Stock resulting in an increase in tax basis, as described under “Tax Receivable Agreements” in Note—12 Income Taxes, which was subsequently offset by an increase in valuation allowance during the six months ended September 30, 2021. During the year ended December 31, 2020, R/C Liberty exercised its redemption right and redeemed 4,016,965 shares of Class B Common Stock resulting in the recognition of $6.1 million in amounts payable under the TRAs. As of December 31, 2020, the Company’s liabilities under the TRAs payable to R/C Liberty and R/C IV were $27.2 million, included in the payable pursuant to tax receivable agreements in the accompanying unaudited condensed consolidated balance sheets.

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Effective on June 15, 2021, Audrey Robertson was appointed to the Board of Directors of Liberty Oilfield Services Inc. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three months ended September 30, 2021 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $7.0 million or 1.1% of the Company’s revenues for such period. Receivables from Franklin Mountain as of September 30, 2021 were $0.0 million.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended September 30, 2021 and 2020 was $0 and $0, respectively, and $1.2 million and $0 for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and December 31, 2020, $0 and $0, respectively, of the Company’s accounts receivable—related party line item was attributable to the Affiliate. On June 24, 2019 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on July 31, 2020. On September 30, 2019, the agreement was amended to extend the due date for remaining amounts outstanding to October 31, 2020. Amounts outstanding from the Affiliate as of the Agreement Date were $15.6 million. The amount outstanding, including all accrued interest, was paid in full in January 2020. As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the amended payment terms from the Affiliate. During the three and nine months ended September 30, 2020, interest income from the Affiliate was $0 and $0.3 million, respectively, and accrued interest as of September 30, 2021 and December 31, 2020 was $0. Receivables earned for services performed after the Agreement Date continue to be subject to normal 30-day payment terms, provided that any amount unpaid after 60 days will be subject to 13% interest.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in Proppant Express Investments, LLC (“PropX Investments”), the owner of Proppant Express Solutions, LLC (“PropX”), a provider of proppant logistics equipment. LOS was party to a services agreement (the “PropX Services Agreement”) whereby LOS was to provide certain administrative support functions to PropX, and LOS was to purchase and lease proppant logistics equipment from PropX. The PropX Services Agreement was terminated on May 29, 2018, however, the Company continues to purchase and lease equipment from PropX under certain lease agreements. For the three months ended September 30, 2021 and 2020, the Company leased proppant logistics equipment for $3.2 million and $2.0 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company leased proppant logistics equipment for $7.3 million and $6.6 million, respectively. Payables to PropX as of September 30, 2021 and December 31, 2020 were $3.4 million and $1.5 million, respectively. Effective October 26, 2021, the Company completed the purchase of all membership interest in PropX, refer to Note 17—Subsequent Events for further discussion of the transaction.
Note 15—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of September 30, 2021 and December 31, 2020, the agreements provide pricing and committed supply sources for the Company to purchase 253,975 and 1,580,750 tons, respectively, of proppant through June 30, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.
Future proppant, transload and mancamp commitments are as follows:

($ in thousands)
Remainder of 2021	$16,430
2022	16,678
2023	662
2024	—
2025	—
Thereafter	—
$33,770
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchases required under the contract, the Company and its suppliers have a history of amending such

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
minimum purchase contractual terms and in rare cases does the Company incur such shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $7.7 million, $16.7 million, and $0.7 million for the remainder of 2021, year ended 2022 and 2023, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2021 are approximately $8.7 million of payments expected to be made to Schlumberger, in conjunction with the transition services provided by Schlumberger, in the third quarter of 2021 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2021 and 2020:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2021	178,310	1,860	$1,783	$19	$1,274,031	$(61,475)	$2,454	$1,216,812	$12,622	$1,229,434
Offering Costs	—	—	—	—	(159)	—	—	(159)	—	(159)
Stock based compensation expense					4,201	—	—	4,201	44	4,245
Currency translation adjustment	—	—	—	—	—	—	(2,263)	(2,263)	(24)	(2,287)
Net loss	—	—	—	—	—	(38,890)	—	(38,890)	(489)	(39,379)
Balance—September 30, 2021	178,310	1,860	$1,783	$19	$1,278,073	$(100,365)	$191	$1,179,701	$12,153	$1,191,854

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2020	84,853	28,081	$848	$281	$435,885	$94,817	$—	$531,831	$188,126	$719,957
Exchange of Class B Common Stock for Class A Common Stock	1,013	(1,013)	10	(10)	6,561	—	—	6,561	(6,561)	—
Effect of exchange on deferred tax asset, net of liability under tax receivable agreement	—	—	—	—	324	—	—	324	—	324
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	549	549
Stock based compensation expense	—	—	—	—	3,385	—	—	3,385	1,102	4,487
Restricted stock and RSU forfeitures	—	—	—	—	—	2	—	2	—	2
RSU vesting	—	—	1	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(34,502)	—	(34,502)	(14,523)	(49,025)
Balance—September 30, 2020	85,866	27,068	$859	$271	$446,155	$60,317	$—	$507,602	$168,693	$676,295

LIBERTY OILFIELD SERVICES INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17—Subsequent Events
ABL Facility
On October 22, 2021, the Company entered into a debt amendment for the ABL Facility. Under the terms of the amendment, the maximum borrowing amount was increased to $350.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory, additionally, limits under certain covenants related to allowable indebtedness and other activities were expanded. Borrowings under the amended ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. The ABL Facility maturity was extended to the earlier of (i) October 22, 2026 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp. (“R/C IV”), a Delaware corporation and a subsidiary of the Company, as parent guarantors. All other financial provisions under the original agreement are still applicable aside from the aforementioned changes to the borrowing base.
Term Loan Facility
During the subsequent period, on October 22, 2021, the Company entered into a debt amendment for the Term Loan Facility. The Term Loan Facility maturity was extended to September 19, 2024. In addition to extending the maturity, limits under certain covenants related to allowable indebtedness and other activities were expanded. All other financial provisions, amounts, and covenants under the original agreement are still applicable to the agreement.
PropX Acquisition
On October 26, 2021, the Company acquired PropX in exchange for $13.5 million in cash and 3,405,526 shares of Class A Common Stock and 2,441,010 shares of Class B Common Stock, and 2,441,010 Liberty LLC Units (the total of the Class A and Class B shares issued as equity consideration was determined by dividing $76.5 million by the 30-day average closing price of the Company’s Class A Common Stock immediately prior to closing), for total consideration of $104.0 million, based on the Class A Common Stock closing price of $15.48 on October 25, 2021, subject to customary post closing adjustments. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at anytime, at the election of the shareholder. PropX is a leading provider of last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America. The Company leases proppant handling equipment from PropX, as discussed in Note 14—Related Party Transactions. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date these financial statements are issued. Further, it is impracticable for us to provide all of the disclosures required for a business combination pursuant to ASC 805 Business Combinations.
No other significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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
On October 26, 2021, the Company acquired PropX in exchange for $13.5 million in cash and 3,405,526 shares of Class A Common Stock and 2,441,010 shares of Class B Common Stock, and 2,441,010 Liberty LLC Units (the total of the Class A and Class B shares issued as equity consideration was determined by dividing $76.5 million by the 30-day average closing price of the Company’s Class A Common Stock immediately prior to closing), for total consideration of $104.0 million, based on the Class A Common Stock closing price of $15.48 on October 25, 2021, for a total consideration of approximately $104.0 million, based on the Class A Common Stock closing price of $15.48 on October 25, 2021, subject to customary post closing adjustments. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at anytime, at the election of the shareholder. Founded in 2016, PropX is a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. PropX wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect, for sale or as hosted software as a service. PropX will continue to sell and deliver these solutions industry-wide. For more information refer to Note 17—Subsequent Events.
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

Recent Trends and Outlook
During the third quarter, worldwide economic activity continued to grow, despite supply chain disruptions, materials shortages, labor scarcity, rising costs, and Covid-related uncertainty. The demand for energy continues to outpace the gradual return of supply, as evidenced by the energy crises in Europe and China and low inventories. Global oil and gas supply remains constrained by underinvestment in oil and gas production and associated infrastructure. Tightness in global commodity markets is bolstering demand for frac services in support of energy consumption. Concurrently, there has been frac industry consolidation, equipment cannibalization and attrition. Customers are in search of modern, environmentally friendly solutions.
While the third quarter benefited from the tight markets and demand for modern equipment, reflected in increased activity and service pricing, we were not immune to the serious supply chain issues that the world faces today as faster cost increases more than offset higher prices during the period. Increased transportation costs and driver shortages, maintenance personnel and supply chain constraints and integration costs hurt margins in the period. While we expect the supply chain, logistics and integration challenges to continue into the fourth quarter, we are actively working to moderate their effect on margins.
During the third quarter of 2021, WTI oil prices averaged $70.58 and $80.97 from the end of the quarter through October 25, 2021, compared to $66.19 in the second quarter of 2021, and $40.89 in the third quarter of 2020. The domestic onshore rig count for North America averaged 484 rigs in the third quarter of 2021, up from an average of 437 in the second quarter of 2021, according to a report by Baker Hughes, a GE company.
Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three months ended September 30,
Description	2021	2020	Change
	(in thousands)
Revenue	$653,727	$147,495	$506,232
Cost of services, excluding depreciation and amortization shown separately	593,683	139,237	454,446
General and administrative	32,281	17,307	14,974
Transaction, severance and other costs	1,556	2,609	(1,053)
Depreciation, depletion and amortization	65,852	44,496	21,356
Gain on disposal of assets	(79)	(752)	673
Operating loss	(39,566)	(55,402)	15,836
Other (income) expense, net	(940)	3,595	(4,535)
Net loss before income taxes	(38,626)	(58,997)	20,371
Income tax expense (benefit)	753	(9,972)	10,725
Net loss	(39,379)	(49,025)	9,646
Less: Net loss attributable to non-controlling interests	(489)	(14,523)	14,034
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(38,890)	$(34,502)	$(4,388)
Revenue
Our revenue increased $506.2 million, or 343%, to $653.7 million for the three months ended September 30, 2021 compared to $147.5 million for the three months ended September 30, 2020. Higher fleet utilization and service prices, as well as additional fleets and service lines obtained through the OneStim Acquisition (see “Recent Trends and Outlook”), drove higher revenue, commensurate with the energy demand recovery.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $454.4 million, or 326%, to $593.7 million for the three months ended September 30, 2021 compared to $139.2 million for the three months ended September 30, 2020. The increase in costs is driven by the increase in activity, as discussed above, as well as increases in material, personnel, and repairs and maintenance costs related to global supply chain challenges, acquisition integration and Covid related disruptions and inflationary pressure.
General and Administrative
General and administrative expenses increased $15.0 million, or 87%, to $32.3 million for the three months ended September 30, 2021 compared to $17.3 million for the three months ended September 30, 2020 primarily related to an increase in personnel costs due to the restoration of certain temporarily suspended employee benefits and additional headcount commensurate with the OneStim Acquisition. During the three months ended September 30, 2020 we applied a flexible cost structure, including employee furloughs as well as the temporary suspension of bonus and 401(k) match programs, which have since been reinstated.
Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $1.1 million, or 40%, to $1.6 million for the three months ended September 30, 2021 compared to $2.6 million for the three months ended September 30, 2020. Such costs incurred during the three months ended September 30, 2021 include transaction and other costs associated with integration of assets acquired in the OneStim Acquisition. During the three months ended September 30, 2020 the Company recorded $1.1 million in severance costs related to insurance and other benefits for employees while they were on furlough. The Company did not lay-off or furlough any employees during 2021. The remaining costs incurred during the three months ended September 30, 2020 relate to initial costs incurred related to the OneStim Acquisition.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $21.4 million, or 48%, to $65.9 million for the three months ended September 30, 2021 compared to $44.5 million for the three months ended September 30, 2020. The increase in 2021 was due to the addition of active fleets and other property acquired in the OneStim Acquisition.
Gain on disposal of assets
The Company recognized a gain on disposal of assets of $0.1 million during the three months ended September 30, 2021 compared to $0.8 million for the three months ended September 30, 2020. The Company regularly sells equipment that is no longer in use as part of normal course fleet and equipment management.
Operating Loss
We realized an operating loss of $39.6 million for the three months ended September 30, 2021 compared to $55.4 million for the three months ended September 30, 2020, a decrease in loss of $15.8 million, or 29%. The decrease in loss is primarily due to the $506.2 million, or 343%, increase in total revenue partially offset by a $490.4 million increase in total operating expenses, the significant components of which are discussed above. The improvement in operating results is primarily attributable to the rebound in market conditions and ongoing recovery from the COVID-19 pandemic.
Other (Income) Expense, net
Other (income) expense, net, changed $4.5 million to $0.9 million of income for the three months ended September 30, 2021 compared to $3.6 million of expense for the three months ended September 30, 2020. Other (income) expense, net, is comprised of gain on remeasurement of liability under tax receivable agreement and interest expense, net. During the second quarter of 2021, the Company entered into a three-year cumulative pre-tax book loss primarily due to COVID-19 related losses and recognized a valuation allowance on a portion of its deferred tax assets in accordance with ASC 740. In connection with the recognition of a valuation allowance, the Company also remeasured the liability under the tax receivable agreement in the third quarter resulting in a gain of $4.9 million. Interest expense, net was consistent between periods, increasing only slightly during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Net Loss before Income Taxes
We realized a net loss before income taxes of $38.6 million for the three months ended September 30, 2021 compared to $59.0 million for the three months ended September 30, 2020. The decrease in loss is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity following the rebound in market conditions and recovery from the COVID-19 pandemic.
Income Tax Expense (Benefit)
We recognized tax expense of $0.8 million for the three months ended September 30, 2021, at an effective rate of (1.9)%, compared to a tax benefit of $10.0 million, at an effective rate of 16.9%, recognized during the three months ended September 30, 2020. This increase in income tax expense is primarily attributable to the valuation allowance recorded on a portion of our net deferred tax assets as of September 30, 2021, as a result of the Company entering into a three year cumulative pre-tax book loss position primarily due to COVID-19 related losses.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine Months Ended September 30,
Description	2021	2020	Change
	(in thousands)
Revenue	$1,787,047	$708,201	$1,078,846
Cost of services, excluding depreciation and amortization shown separately	1,614,574	621,471	993,103
General and administrative	88,043	63,984	24,059
Transaction, severance and other costs	12,173	11,666	507
Depreciation, depletion and amortization	191,122	134,258	56,864
Gain on disposal of assets	(1,076)	(520)	(556)
Operating loss	(117,789)	(122,658)	4,869
Other expense, net	3,276	10,859	(7,583)
Net loss before income taxes	(121,065)	(133,517)	12,452
Income tax expense (benefit)	9,402	(21,074)	30,476
Net loss	(130,467)	(112,443)	(18,024)
Less: Net loss attributable to non-controlling interests	(6,812)	(33,890)	27,078
Net loss attributable to Liberty Oilfield Services Inc. stockholders	$(123,655)	$(78,553)	$(45,102)
Revenue
Our revenue increased $1.1 billion, or 152%, to $1.8 billion for the nine months ended September 30, 2021 compared to $708.2 million for the nine months ended September 30, 2020. Higher fleet utilization and service prices, as well as additional fleets and service lines obtained through the OneStim Acquisition (see “Recent Trends and Outlook”), drove higher revenue, commensurate with the energy demand recovery.
Cost of Services
Cost of services (excluding depreciation and amortization) increased $993.1 million, or 160%, to $1.6 billion for the nine months ended September 30, 2021 compared to $621.5 million for the nine months ended September 30, 2020. The increase in costs is driven by the increase in activity, as discussed above, as well as increases in material, personnel, and repairs and maintenance costs related to global supply chain challenges, acquisition integration and Covid related disruptions and inflationary pressure.
General and Administrative
General and administrative expenses increased $24.1 million, or 38%, to $88.0 million for the nine months ended September 30, 2021 compared to $64.0 million for the nine months ended September 30, 2020 primarily related to personnel costs due to additional headcount commensurate with the OneStim Acquisition. Additionally, during the second quarter of 2020 we applied a flexible cost structure, including employee furloughs as well as the temporary suspension of bonus and 401(k) match programs, which have since been reinstated.
Transaction, Severance and Other Costs
Transaction, severance and other costs increased $0.5 million, or 4%, to $12.2 for the nine months ended September 30, 2021 compared to $11.7 million for the nine months ended September 30, 2020. Such costs incurred during the nine months ended September 30, 2021 primarily relate to the OneStim Acquisition, while costs incurred during the nine months ended September 30, 2020 primarily related to one time severance costs and insurance and benefits for furloughed employees. The Company did not lay-off or furlough any employees during 2021.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $56.9 million, or 42%, to $191.1 million for the nine months ended September 30, 2021 compared to $134.3 million for the nine months ended September 30, 2020. The increase in 2021 was due to the addition of active fleets and other property acquired in the OneStim Acquisition.

Gain on disposal of assets
The Company recognized a gain on disposal of assets of $1.1 million during the nine months ended September 30, 2021 compared to $0.5 million for the nine months ended September 30, 2020. The Company regularly sells equipment that is no longer in use as part of normal course fleet and equipment management.
Operating Loss
We realized an operating loss of $117.8 million for the nine months ended September 30, 2021 compared to $122.7 million for the nine months ended September 30, 2020, a decrease in loss of $4.9 million, or 4%. The decrease in loss is primarily due to higher revenues during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. However, the cost of services increased due to inflation of proppant, chemicals, and repair and maintenance costs. Additionally, any emergency cost savings measures to reduce personnel costs implemented in April 2020 were restored at various times during 2021.
Other Expense, net
Other expense, net, decreased $7.6 million to $3.3 million for the nine months ended September 30, 2021 compared to $10.9 million for the nine months ended September 30, 2020. Other expense, net, is comprised of gain on remeasurement of liability under tax receivable agreement and interest expense, net. During the second quarter of 2021, the Company entered into a three-year cumulative pre-tax book loss primarily due to COVID-19 related losses and recognized a valuation allowance on a portion of its deferred tax assets in accordance with ASC 740. In connection with the recognition of a valuation allowance, the Company also remeasured the liability under the tax receivable agreement resulting in a gain of $8.3 million during the nine months ended September 30, 2021. Interest expense, net was consistent between periods, increasing only slightly during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Net Loss before Income Taxes
We realized net loss before income taxes of $121.1 million for the nine months ended September 30, 2021 compared to $133.5 million for the nine months ended September 30, 2020. The decrease in loss is primarily due to higher revenues and the gain recognized upon remeasurement of the tax receivable agreement during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. However, the cost of services increased due to inflation of proppant, chemicals, and repair and maintenance costs. Additionally, any emergency cost savings measures to reduce personnel costs implemented in April 2020 were restored at various times during 2021.
Income Tax (Benefit) Expense
We recognized income tax expense of $9.4 million for the nine months ended September 30, 2021, at an effective rate of (8)%, expense, compared to an income tax benefit of $21.1 million, at an effective rate of 16%, recognized during the nine months ended September 30, 2020. This increase in income tax expense is primarily attributable to the full valuation allowance recorded on the net deferred tax assets as of June 30, 2021, as a result of the Company entering into a three year cumulative pre-tax book loss position primarily due to COVID-19 related losses.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:
Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2021	2020	Change	2021	2020	Change
	(in thousands)
Net loss	$(39,379)	$(49,025)	$9,646	$(130,467)	$(112,443)	$(18,024)
Depreciation, depletion and amortization	65,852	44,496	21,356	191,122	134,258	56,864
Interest expense	4,007	3,595	412	11,528	10,859	669
Income tax expense (benefit)	753	(9,972)	10,725	9,402	(21,074)	30,476
EBITDA	$31,233	$(10,906)	$42,139	$81,585	$11,600	$69,985
Stock based compensation expense	4,245	4,487	(242)	15,091	12,894	2,197
Fleet start-up and lay-down costs	—	5,958	(5,958)	—	10,457	(10,457)
Transaction, severance and other costs	1,556	2,609	(1,053)	12,173	11,666	507
Gain on disposal of assets	(79)	(752)	673	(1,076)	(520)	(556)
Provision for credit losses	—	—	—	745	4,678	(3,933)
Gain on remeasurement of liability under tax receivable agreement	(4,947)	—	(4,947)	(8,252)	—	(8,252)
Adjusted EBITDA	$32,008	$1,396	$30,612	$100,266	$50,775	$49,491
EBITDA was $31.2 million for the three months ended September 30, 2021 compared to $(10.9) million for the three months ended September 30, 2020. Adjusted EBITDA was $32.0 million for the three months ended September 30, 2021 compared to $1.4 million for the three months ended September 30, 2020. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity resulting in increased revenue offset by a lesser increase in operating costs.
EBITDA was $81.6 million for the nine months ended September 30, 2021 compared to $11.6 million for the nine months ended September 30, 2020. Adjusted EBITDA was $100.3 million for the nine months ended September 30, 2021 compared to $50.8 million for the nine months ended September 30, 2020. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity resulting in increased revenue offset by a lesser increase in operating costs.
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

Cash and cash equivalents decreased by $34.3 million to $34.7 million as of September 30, 2021 compared to $69.0 million as of December 31, 2020, while working capital excluding cash and current liabilities under debt and lease arrangements increased $(9.4) million. We believe that our operating cash flow and available borrowings under our Credit Facilities will be sufficient to fund our operations for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$80,142	$70,006	$10,136
Net cash used in investing activities	(119,319)	(81,271)	(38,048)
Net cash used in financing activities	5,149	(16,606)	21,755
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2021 and 2020
Operating Activities. Net cash provided by operating activities was $80.1 million for the nine months ended September 30, 2021, compared to $70.0 million for the nine months ended September 30, 2020. The $10.1 million increase in cash from operating activities is primarily attributable to a $1.1 billion increase in revenues offset by a $1.0 billion increase in operating expense, offset by a $2.8 million increase in cash due to decreases in net working capital for the nine months ended September 30, 2021, compared to a $48.1 million increase in cash due to decreases in net working capital for the nine months ended September 30, 2020.
Investing Activities. Net cash used in investing activities was $119.3 million for the nine months ended September 30, 2021, compared to $81.3 million for the nine months ended September 30, 2020. Cash used in investment activities was higher during the first quarter of 2020 in line with the expected annual spend for pre-pandemic activity levels, including growth capital planned at the time. Spend decreased during the second quarter of 2020 and remained limited in the third quarter of 2020. The Company has increased operations during 2021 leading to the purchase of more equipment and capitalized maintenance expenditures.
Financing Activities. Net cash received in financing activities was $5.1 million for the nine months ended September 30, 2021, compared to net cash used in financing activities of $16.6 million for the nine months ended September 30, 2020. The $21.8 million change in financing activities was primarily due to net borrowings of $16.0 million on the ABL Facility. There were no borrowings on the ABL Facility for the nine months ended September 30, 2020. Additionally, there was a $5.8 million decrease in dividends and per unit distributions to non-controlling interest unitholders as a result of the suspension of the dividend in April 2020. Other distributions and advance payments to non-controlling interest unitholders was a net receipt of $1.4 million during the nine months ended September 30, 2021, compared to net payment of $2.3 million during the nine months ended September 30, 2020 due to a decrease in payments made under the TRAs. These decreases were offset by a $3.2 million increase in payments made for tax withholding on restricted stock unit vesting as a larger number of units vested at a higher stock price in 2021 compared to 2020.
ABL Facility
The Company’s ABL Facility provides for a line of credit up to $250.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. We periodically utilize the ABL Facility to provide short-term flexibility for working capital fluctuations.
As of September 30, 2021, the borrowing base was calculated to be $250.0 million, and the Company had $16.0 million outstanding, in addition to a letter of credit in the amount of $0.8 million, resulting in $233.2 million of availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. As of September 30, 2021, borrowings outstanding under the ABL Facility incurred interest at a rate of 3.75%. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) September 19, 2022 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2022. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.

During the subsequent period, on October 22, 2021 , the Company amended the ABL Facility which included increasing the maximum borrowing amount to $350.0 million and extended the terms through October 22, 2026.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canadian federal and provincial income tax on its foreign operations.
The Company recognized an income tax expense of $9.4 million, and a combined effective global income tax rate of (8)%, for the nine months ended September 30, 2021 compared to income tax benefit of $21.1 million, and a combined effective global tax rate of 16%, for the nine months ended September 30, 2020. The Company’s effective tax rate for the nine months ended September 30, 2021 is significantly less than the statutory federal tax rate of 21.0% primarily because of the valuation allowance recorded on its U.S. net deferred tax assets as of December 31, 2020 as a result of entering into a three year cumulative pre-tax book loss position primarily due to COVID-19 related losses. The Company’s effective tax rate is also less than the statutory federal tax rate of 21.0% because of foreign operations and non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state, and local income tax reporting, upon which no taxes are payable by the Company.
Per the CARES Act, net operating losses (“NOL”) incurred in 2018, 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the nine months ended September 30, 2021, the Company has applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other assets in the accompanying unaudited condensed consolidated financial statements.
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
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of September 30, 2021, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and nine months ended September 30, 2021, the Company recorded adjustments to net loss of $2.3 million loss on foreign currency translation and $0.4 million of gain on foreign currency translation, respectively.
Other exposures to market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, we continue to integrate the entities acquired in the OneStim Acquisition on December 31, 2020. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
ABL Facility
On October 22, 2021, the Company, Liberty Oilfield Services LLC, Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as administrative agent, and other lenders entered into a Sixth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement (the “Revolving Credit Agreement Amendment”). The Revolving Credit Agreement Amendment further amends the credit agreement and guaranty and security agreement originally entered into by the parties on September 19, 2017 which governs the Company’s revolving credit facility.

Along with other revisions, the Revolving Credit Agreement Amendment (i) expanded the definition of borrowing base to include certain eligible US investment grade accounts, Canadian accounts solely after a specified event, and both chemical and spare parts inventory; (ii) increased the maximum revolver amount from $250 million to $350 million and provided for a potential increase in the maximum revolver amount; (iii) increased certain indebtedness baskets; (iv) provided additional flexibility for a potential future internal structuring; (v) added new lenders to the facility; and (vi) extended the maturity date through October 22, 2026.

The foregoing description of the Revolving Credit Agreement Amendment is qualified in its entirety by reference to the full text of the Revolving Credit Agreement Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Term Loan Facility
On October 22, 2021, the Company, Liberty Oilfield Services LLC, Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, U.S. Bank National Association, as administrative agent, and other lenders entered into a Fifth Amendment to Credit Agreement, Second Amendment to Guaranty and Security Agreement and Termination of Right of First Offer Letter (the “Term Loan Credit Agreement Amendment”). The Term Loan Credit Agreement Amendment further amends the credit agreement and guaranty and security agreement and terminates the Right of First Offer Letter originally entered into by the parties on September 19, 2017 which governs the Company’s term loan credit facility.

Along with other revisions, the Term Loan Credit Agreement Amendment (i) increased certain indebtedness baskets; (ii) provided additional flexibility for a potential future internal structuring; (iii) extended the maturity date through September 19, 2024; and (iv) terminated a right of first offer in favor of the term loan lenders.

The foregoing description of the Term Loan Credit Agreement Amendment is qualified in its entirety by reference to the full text of the Term Loan Credit Agreement Amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

PropX Acquisition

On October 26, 2021, we acquired all of the issued and outstanding units of membership interests of Proppant Express Investments, LLC and its subsidiaries (“PropX”) pursuant to that certain unit purchase agreement, dated October 26, 2021, by and among Liberty Oilfield Services LLC, an indirect subsidiary of the Company, the equity holders of PropX party thereto (the “Sellers”), and each of (i) Hi-Crush PODS LLC and (ii) Big Box Proppant Investments LLC, acting jointly, in their capacity as the sellers representative thereunder. Pursuant to the unit purchase agreement, we paid $13.5 million in cash and issued 3,405,526 shares of our Class A common stock and 2,441,010 shares of our Class B common stock and 2,441,010 units (the “Liberty LLC Units”) of Liberty LLC for aggregate consideration of approximately $90.0 million, based on the average closing price for our Class A common stock for the 30 trading days prior to this acquisition. The purchase price is subject to customary adjustments after closing, including for working capital adjustments. The Company issued the foregoing securities in transactions not involving a public offering and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Joinder to Liberty LLC Agreement

In connection with the PropX acquisition, each of the sellers and certain of their investors that received Liberty LLC units, entered into a joinder to the Second Amended and Restated Limited Liability Company Agreement of Liberty LLC (the “Liberty LLC Agreement”). Under the Liberty LLC Agreement, holders, subject to certain limitations, have the right, pursuant to a redemption right, to cause Liberty LLC to acquire all or a portion of their Liberty LLC Units for, at Liberty LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Liberty LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification or (ii) an equivalent amount of cash. Alternatively, upon the exercise of the redemption right, we (instead of Liberty LLC) have a call right to acquire each tendered Liberty LLC Unit directly from the holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash. In addition, upon a change of control, we have the right to require each holder of Liberty LLC Units (other than us) to exercise its redemption right with respect to some or all of such unitholder’s Liberty LLC Units. As the holders redeem their Liberty LLC Units, our membership interest in Liberty LLC will be correspondingly increased, the number of shares of Class A common stock outstanding will be increased, and the number of shares of Class B common stock outstanding will be reduced.

Registration Rights Agreement

In addition, we entered into a registration rights agreement with each of the sellers and certain of their investors. Pursuant to the terms of the registration rights agreement, the Holders (as defined therein) have registration rights which, among other things, and subject to certain limitations set forth therein, include one customary demand registration right for certain Holders. We were obligated to prepare and file a prospectus supplement registering the offer and sale of all of the shares of our Class A common stock acquired in the PropX acquisition by the sellers at closing and all of the shares of our Class A common stock issuable upon redemption or conversion of the Liberty LLC Units (the “Transaction Shares”).

In addition, pursuant to the registration rights agreement, the Holders that may exercise demand rights (the “Principal Holders”) have the right to require us, subject to certain limitations set forth therein, to effect a distribution of any or all of their shares of our Class A common stock by means of an underwritten offering. We are not obligated, however, to effect any underwritten offering unless the dollar amount of the registrable securities of the Principal Holder demanding such underwritten offering to be included therein, together will all other participating holders, is reasonably likely to result in gross sale proceeds of at least $20 million. The registration rights agreement also provides Holders with certain customary piggyback registration rights. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration or offering and our right to delay or withdraw a registration statement under certain circumstances.

We must pay certain fees and expenses related to our obligations under the registration rights agreement, except underwriting discounts and commission, if any, which must be paid by the Holders. In addition, the Transaction Shares cease to be subject to registration once (i) all such shares have been disposed of pursuant to an effective registration statement or otherwise transferred to a person who is not entitled to the registration and other rights thereunder, (ii) all such shares have been sold or transferred by the Holder thereof pursuant to Rule 144 and the transferee thereof does not receive “restricted securities”

as defined in Rule 144, (iii) all such shares may be sold pursuant to Rule 144 without regard to volume or manner of sale limitations, and (iv) all such shares cease to be outstanding.

The descriptions above of the joinder to the Liberty LLC Agreement and the registration rights agreement are not complete and are qualified in their entirety by reference to the terms of each of the respective agreements, a copy of which is filed as Exhibit 10.3 and Exhibit 10.4 hereto, respectively, and are incorporated herein by reference.

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

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger (4)

10.1
Sixth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement, dated October 22, 2021, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto *

10.2
Fifth Amendment to Credit Agreement, Second Amendment to Guaranty and Security Agreement and Termination of Right of First Offer Letter, dated October 22, 2021, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto *

10.3	Form of Joinder Agreement to Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC *

10.4	Registration Rights Agreement, dated October 26, 2021, by and among Liberty Oilfield Services Inc. and the other parties named therein *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	October 28, 2021	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 28, 2021	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 28, 2021	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)