Form 10-Q
period 2022-03-31
Liberty Energy Inc.
filed 2022-04-25
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-38081

Liberty Energy Inc.
(Exact Name of Registrant as Specified in its Charter)
Delaware		81-4891595
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
950 17th Street, Suite 2400 Denver, Colorado		80202
(Address of Principal Executive Offices)		(Zip Code)
(303) 515-2800 (Registrant’s Telephone Number, Including Area Code)
Liberty Oilfield Services Inc. (Former Name, if Changed Since Last Report)
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 20, 2022, the Registrant had 186,847,433 shares of Class A Common Stock and 333,353 shares of Class B Common Stock outstanding.

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including statements about our expected growth from recent acquisitions such as the PropX Acquisition (as defined below) and OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impacts of the novel strain of the coronavirus (“COVID-19”) pandemic, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
ii

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$32,925	$19,998
Accounts receivable—trade, net of provision for credit losses of $884 and $884, respectively	360,396	298,531
Accounts receivable—related party	11,183	—
Unbilled revenue	143,034	108,923
Inventories	139,721	134,593
Prepaid and other current assets	74,302	68,332
Total current assets	761,561	630,377
Property and equipment, net	1,218,959	1,199,287
Finance lease right-of-use assets	17,223	18,201
Operating lease right-of-use assets	109,754	109,899
Other assets	82,767	82,289
Deferred tax assets	616	607
Total assets	$2,190,880	$2,040,660
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $1,401 and $2,732, respectively)	$333,599	$288,801
Accrued liabilities (including amounts due to related parties of $779 and $1,142, respectively)	247,087	235,115
Deferred revenue	1,670	4,552
Current portion of long-term debt, net of discount of $740 and $743, respectively	1,010	1,007
Current portion of finance lease liabilities	8,582	8,743
Current portion of operating lease liabilities	31,252	31,029
Total current liabilities	623,200	569,247
Long-term debt, net of discount of $1,086 and $1,270, respectively, less current portion	211,192	121,445
Deferred tax liability	563	563
Payable pursuant to tax receivable agreements	41,720	37,555
Noncurrent portion of finance lease liabilities	3,388	4,445
Noncurrent portion of operating lease liabilities	77,151	76,966
Total liabilities	957,214	810,221
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 185,760,999 issued and outstanding as of March 31, 2022 and 183,385,111 issued and outstanding as of December 31, 2021	1,858	1,834
Class B, $0.01 par value, 400,000,000 shares authorized and 340,420 issued and outstanding as of March 31, 2022 and 2,632,347 issued and outstanding as of December 31, 2021	3	26
Additional paid in capital	1,389,987	1,367,642
Accumulated deficit	(161,330)	(155,954)
Accumulated other comprehensive income (loss)	743	(306)
Total stockholders’ equity	1,231,261	1,213,242
Non-controlling interest	2,405	17,197
Total equity	1,233,666	1,230,439
Total liabilities and equity	$2,190,880	$2,040,660
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Revenue	$770,481	$550,852
Revenue—related parties	22,289	1,180
Total revenue	792,770	552,032
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	670,019	498,935
General and administrative	38,318	26,359
Transaction, severance and other costs	1,334	7,621
Depreciation, depletion, and amortization	74,588	62,056
Loss (gain) on disposal of assets	4,672	(720)
Total operating costs and expenses	788,931	594,251
Operating income (loss)	3,839	(42,219)
Other expense:
Loss on remeasurement of liability under tax receivable agreements	4,165	—
Interest expense, net	4,324	3,754
Total other expense	8,489	3,754
Net loss before income taxes	(4,650)	(45,973)
Income tax expense (benefit)	830	(7,357)
Net loss	(5,480)	(38,616)
Less: Net loss attributable to non-controlling interests	(104)	(4,411)
Net loss attributable to Liberty Energy Inc. stockholders	$(5,376)	$(34,205)

Net loss attributable to Liberty Energy Inc. stockholders per common share:
Basic	$(0.03)	$(0.21)
Diluted	$(0.03)	$(0.21)
Weighted average common shares outstanding:
Basic	183,999	163,207
Diluted	183,999	163,207
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,480)	$(38,616)
Other comprehensive loss
Foreign currency translation	1,056	1,410
Comprehensive loss	$(4,424)	$(37,206)
Comprehensive loss attributable to non-controlling interest	(97)	(4,319)
Comprehensive loss attributable to Liberty Energy Inc.	$(4,327)	$(32,887)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,292	(2,292)	23	(23)	15,687	—	—	15,687	(15,687)	—
Offering Costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Stock based compensation expense	—	—	—	—	6,737	—	—	6,737	76	6,813
Vesting of restricted stock units	84	—	1	—	7	—	—	8	(8)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(24)	—		(24)	—	(24)
Currency translation adjustment	—	—	—	—	—	—	1,049	1,049	7	1,056
Net loss	—	—	—	—	—	(5,376)	—	(5,376)	(104)	(5,480)
Balance—March 31, 2022	185,761	340	$1,858	$3	$1,389,987	$(161,330)	$743	$1,231,261	$2,405	$1,233,666

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	11,269	(11,269)	113	(113)	82,753	—	—	82,753	(82,753)	—
Offering Costs	—	—	—	—	(773)	—	—	(773)	(75)	(848)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	4,954	—	—	4,954	—	4,954
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	(4,519)	—	—	(4,519)	—	(4,519)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	548	548
Stock based compensation expense	—	—	—	—	4,515	—	—	4,515	432	4,947
Vesting of restricted stock units	38	—	—	—	(130)	—	—	(130)	(56)	(186)
Restricted Stock and RSU forfeitures	—	—	—	—	—	2		2	—	2
Currency translation adjustment	—	—	—	—	—	—	1,318	1,318	92	1,410
Net loss	—	—	—	—	—	(34,205)	—	(34,205)	(4,411)	(38,616)
Balance—March 31, 2021	169,259	10,281	$1,692	$103	$1,212,354	$(10,915)	$1,318	$1,204,552	$73,183	$1,277,735
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,480)	$(38,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	74,588	62,045
Loss (gain) on disposal of assets	4,672	(720)
Amortization of debt issuance costs	336	569
Non-cash lease expense	1,034	981
Stock based compensation expense	6,813	4,947
Deferred income tax benefit	—	(9,645)
Loss on remeasurement of liability under tax receivable agreements	4,165	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(95,206)	(20,977)
Accounts receivable and unbilled revenue—related party	(11,183)	(100)
Inventories	(5,030)	(10,497)
Other assets	(2,599)	17,375
Deferred revenue	(2,782)	—
Accounts payable and accrued liabilities	47,582	22,166
Accounts payable and accrued liabilities—related party	(1,857)	—
Initial payment of operating lease liability	(501)	—
Net cash provided by operating activities	14,552	27,528
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(90,989)	(25,361)
Investment in sand logistics	(795)	—
Proceeds from sale of assets	927	1,574
Net cash used in investing activities	(90,857)	(23,787)
Cash flows from financing activities:
Repayments of borrowings on term loan	(438)	(438)
Proceeds from borrowing on line-of-credit	185,000	—
Repayments on borrowings on line-of-credit	(95,000)	—
Payments on finance lease obligations	(1,218)	(2,326)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	—	(202)
Other distributions and advance payments to non-controlling interest unitholders	924	548
Tax withholding on restricted stock unit vesting	(24)	—
Payments of debt issuance costs	(224)	—
Payments of equity issuance costs	(62)	(848)
Net cash provided by (used in) financing activities	88,958	(3,266)
Net increase in cash and cash equivalents before translation effect	12,653	475
Translation effect on cash	274	81
Cash and cash equivalents—beginning of period	19,998	68,978
Cash and cash equivalents—end of period	$32,925	$69,534

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows cont.
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$4,828	$—
Cash paid for interest	$3,847	$2,642
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$71,702	$27,494
Capital expenditures reclassified from prepaid and other current assets	$1,190	$—
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Energy Inc., formerly known as Liberty Oilfield Services Inc. (the “Company”) was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). On April 19, 2022, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the purpose of changing the Company’s name from “Liberty Oilfield Services Inc.” to “Liberty Energy Inc.” and thereafter, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to reflect the new name, effective April 25, 2022. The Company has no material assets other than its ownership of units in Liberty LLC (“Liberty LLC Units”). Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 (the “Annual Report”) for additional information on the Corporate Reorganization and IPO that were completed on January 17, 2018.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2022 and December 31, 2021, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2022 and 2021. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2022. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.
Note 2—Significant Accounting Policies
Reclassifications
Certain amounts in the prior period financial statements have been reclassified from interest income to interest expense, net in the accompanying unaudited condensed consolidated statements of operation to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income or loss.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—The PropX Acquisition
On October 26, 2021, the Company entered into the certain Master Transaction Agreement (the “Transaction Agreement”) with Proppant Express Investments, LLC to acquire the assets and liabilities of Proppant Express Solutions, LLC (“PropX”), which provides last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America (the “PropX Acquisition”). PropX was acquired in exchange for $11.9 million in cash and 3,405,526 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 2,441,010 shares of the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”, and together with the Class A Common Stock, the “Common Stock”), for total consideration of $103.0 million based on the October 26, 2021 closing price of Class A Common Stock of $15.58. In connection with the issuance of 2,441,010 shares of Class B Common Stock, Liberty LLC also issued 2,441,010 Liberty LLC Units to the Company. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at anytime, at the election of the shareholder.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 does not include any results from PropX operations as the PropX Acquisition closed on October 26, 2021. The Company does not present pro forma financial information for the periods prior to the PropX Acquisition as such information, after elimination of PropX’s historical transactions with the Company, is not materially different than the results presented in the accompanying condensed consolidated statements of operations for three months ended March 31, 2021.
Note 4—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Proppants	$20,352	$23,413
Chemicals	16,163	17,996
Maintenance parts and other	103,206	93,184
	$139,721	$134,593
The Company did not record any write-down to the inventory carrying value during the three months ended March 31, 2022 or the year ended December 31, 2021.
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2022	2021
Land	N/A	$30,494	$33,812
Field services equipment	2-7	1,649,991	1,579,420
Vehicles	4-7	61,448	61,282
Lease Equipment	10	65,395	64,770
Buildings and facilities	5-30	141,216	148,555
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	8,303	8,218
		2,033,670	1,972,880
Less accumulated depreciation and depletion		(931,553)	(863,194)
		1,102,117	1,109,686
Construction in-progress	N/A	116,842	89,601
		$1,218,959	$1,199,287
Depreciation expense for the three months ended March 31, 2022 and 2021 was $69.9 million and $56.7 million, respectively. Depletion expense for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of March 31, 2022, the Company classified $3.4 million of land and $8.4 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that carrying value of the assets was greater than the fair value less the estimated costs to sell, and therefore recorded a $4.4 million loss during the three months ended March 31, 2022, included as a component of loss (gain) on disposal of assets in the accompanying unaudited condensed consolidated statements of operations.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$977	$1,795
Interest on lease liabilities	261	537
Operating lease cost	9,499	7,267
Variable lease cost	1,091	557
Short-term lease cost	1,546	309
Total lease cost	$13,374	$10,465

Supplemental cash flow and other information related to leases for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,032	$6,430
Finance leases	1,479	2,863
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,461	31
During the three months ended March 31, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments, the Company wrote-off finance lease right-of-use assets of $0.8 million and liabilities of $0.6 million. Additionally, the Company recognized operating lease right-of-use assets of $0.7 million and liabilities of $0.5 million. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	5.1 years	5.2 years
Finance leases	1.2 years	1.5 years
Weighted-average discount rate:
Operating leases	4.2%	4.2%
Finance leases	8.5%	8.6%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of March 31, 2022 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2022	$8,067	$27,427
2023	4,968	27,016
2024	—	20,430
2025	—	18,110
2026	—	8,812
Thereafter	—	19,085
Total lease payments	13,035	120,880
Less imputed interest	(1,065)	(12,477)
Total	$11,970	$108,403

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2022 is $12.8 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Equipment leased to others - at original cost	$65,395	$64,770
Less: Accumulated depreciation	(3,280)	(1,377)
Equipment leased to others - net	$62,115	$63,393
Future payments receivable for operating leases commenced and committed but not delivered as of March 31, 2022 are as follows:

($ in thousands)
Remainder of 2022	$8,261
2023	9,764
2024	3,927
2025	773
2026	—
Thereafter	—
Total	$22,725
Revenues from operating leases for the three months ended March 31, 2022 and 2021 were $5.9 million and $0.0 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Accrued vendor invoices	$127,117	$109,903
Operations accruals	65,803	64,707
Accrued benefits and other	54,167	60,505
	$247,087	$235,115
Note 8—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Term Loan outstanding	$106,028	$106,465
Revolving Line of Credit	108,000	18,000
Deferred financing costs and original issue discount	(1,826)	(2,013)
Total debt, net of deferred financing costs and original issue discount	$212,202	$122,452
Current portion of long-term debt, net of discount	$1,010	$1,007
Long-term debt, net of discount and current portion	211,192	121,445
Total debt, net of deferred financing costs and original issue discount	$212,202	$122,452
On September 19, 2017, the Company entered into two credit agreements for a revolving line of credit up to $250.0 million, subsequently increased to $350.0 million, see below, (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
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
The weighted average interest rate on all borrowings outstanding as of March 31, 2022 and December 31, 2021 was 6.5% and 7.9%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $350.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2022, the borrowing base was calculated to be $298.3 million, and the Company had $108.0 million outstanding in addition to a letter of credit in the amount of $1.4

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
million, with $189.0 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of March 31, 2022 incurred interest at a rate of 4.5%. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) October 22, 2026 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $106.0 million remained outstanding as of March 31, 2022. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and borrowings as of March 31, 2022 incurred interest at a rate of 8.625%. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2024. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Credit Facilities are not subject to financial covenants unless liquidity, as defined in the respective credit agreements, drops below a specific level. Under the ABL Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement governing the ABL Facility, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $12.5 million, whichever is greater. Under the Term Loan Facility, the Company is required to maintain a minimum fixed charge coverage ratio, as defined, of 1.2 to 1.0 for each trailing twelve-month period if the Company’s liquidity, as defined, is less than $25.0 million for at least five consecutive business days.
The Company was in compliance with these covenants as of March 31, 2022.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2022	$1,313
2023	1,750
2024	210,965
2025	—
2026	—
$214,028

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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Level 2 Inputs: Inputs other than quoted prices that are directly or indirectly observable.
•Level 3 Inputs: Unobservable inputs that are significant to the fair value of assets or liabilities.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2022 and December 31, 2021.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value on March 31, 2022 and December 31, 2021, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2022 and December 31, 2021, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the PropX Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 3—The PropX Acquisition.
As of March 31, 2022, the Company recorded $3.4 million of land and $8.4 million of buildings of two properties that meet the held for sale criteria, to assets held for sale at a total fair value of $7.5 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimated the fair value of the properties based on a purchase and sale agreement for one property and a letter of intent from a potential buyer for the other, which are Level 3 inputs.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2022 and December 31, 2021, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of March 31, 2022 and December 31, 2021 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $32.9 million and $20.0 million as of March 31, 2022 and December 31, 2021, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and March 31, 2021, the below customers accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
revenue and consolidated revenues, respectively:

	Portion of total of consolidated accounts receivable and unbilled revenue as of		Portion of consolidated revenues for the three months ended March 31,
	March 31, 2022	December 31, 2021	2022	2021
Customer A	—%	12%	10%	—%
Customer B	—%	—%	—%	10%
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of March 31, 2022 and December 31, 2021, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2021	$884
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on March 31, 2022	$884

Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	2,741,061	$11.04
Granted	612,036	11.96
Vested	(86,103)	10.75
Forfeited	(48,742)	9.87
Outstanding as of March 31, 2022	3,218,252	$11.24

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	1,306,945	$12.45
Granted	378,479	12.03
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	1,685,424	$12.35
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock based compensation expense of $6.8 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively. There was approximately $29.5 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2022. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement. As of March 31, 2022 dividends have not been reinstated by the Company.
As of March 31, 2022 and December 31, 2021, the Company had $0.2 million and $0.2 million of dividends payable related to RSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table reflects the allocation of net loss to common stockholders and net loss per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Basic Net Loss Per Share
Numerator:
Net loss attributable to Liberty Energy Inc. stockholders	$(5,376)	$(34,205)
Denominator:
Basic weighted average common shares outstanding	183,999	163,207
Basic net loss per share attributable to Liberty Energy Inc. stockholders	$(0.03)	$(0.21)
Diluted Net Loss Per Share
Numerator:
Net loss attributable to Liberty Energy Inc. stockholders	$(5,376)	$(34,205)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	—
Diluted net loss attributable to Liberty Energy Inc. stockholders	$(5,376)	$(34,205)
Denominator:
Basic weighted average shares outstanding	183,999	163,207
Effect of dilutive securities:
Restricted stock units	—	—
Class B Common Stock	—	—
Diluted weighted average shares outstanding	183,999	163,207
Diluted net loss per share attributable to Liberty Energy Inc. stockholders	$(0.03)	$(0.21)
In accordance with GAAP, diluted weighted average common shares outstanding for the three months ended March 31, 2022 exclude 2,092 weighted average shares of Class B Common Stock, and 4,745 weighted average shares of restricted stock units. Additionally, diluted weighted average common shares outstanding for the three months ended March 31, 2021 exclude 16,333 weighted average shares of Class B Common Stock and 3,326 weighted average shares of restricted stock units.
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
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries earnings, as such are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2022 was (17.8)%, compared to 16.0% for the period ended March 31, 2021. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% due to the Company recording a valuation allowance on its U.S. net deferred tax assets and excluding any U.S. tax benefit on U.S. losses while calculating income tax expense on Canada operations that are not subject to a

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
valuation allowance. The Company’s effective tax rate is also less than the statutory rate because of the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized an income tax expense of $0.8 million and an income tax benefit of $7.4 million during the three months ended March 31, 2022 and 2021, respectively.
Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, net operating losses (“NOL”) incurred in 2019 and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other current assets line item in the accompanying unaudited condensed consolidated balance sheets. The remaining deferred tax asset for net operating losses available for carryforward are presented net of the Company’s valuation allowance.
The Company recognized a deferred tax asset and liability in the amount of $0.6 million as of March 31, 2022 and December 31, 2021. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
The Company evaluated its deferred tax assets as of March 31, 2022 and considered both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. Consistent with the prior quarter, in accordance with ASC 740, the objective negative evidence of entering into a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, outweighed the consideration of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its deferred tax assets.
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
During the three months ended March 31, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock initially resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million in amounts payable under the TRAs, all of which are subject to the valuation allowance and remeasurement of TRA liability discussed below, and which are recorded through equity. The Company did not make any TRA payments for the three months ended March 31, 2022.
During the three months ended March 31, 2021, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $33.0 million in deferred tax assets, and an increase of $28.1 million in amounts payable under the TRAs, all of which were recorded through equity. The Company did not make any TRA payments for the three months ended March 31, 2021.
At March 31, 2022 and December 31, 2021, the Company’s liability under the TRAs was $41.7 million and $37.6 million, respectively, all of which is presented as a component of long term liabilities, and the related deferred tax assets totaled $97.8 million and $91.3 million, respectively, of which a valuation allowance on the net deferred tax asset has been recorded. The Company also remeasured the liability under the TRAs as of March 31, 2022 and recorded a loss on remeasurement of liabilities subject to the TRAs of $4.2 million recorded as part of continuing operations. The increase in the liability under the TRA is primarily driven by current additions of property and equipment and amortization of expected tax benefits that are subject to the valuation allowance, which are expected to be realized in the foreseeable future.
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company has historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $6.0 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Related Party Transactions
On August 31, 2020 the Company acquired certain assets and liabilities of Schlumberger Technology Corporation and Schlumberger Canada Limited (“Schlumberger”) OneStim® business (“OneStim”), which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (the “OneStim Acquisition”). As of March 31, 2022 Schlumberger owns 49,601,961 shares of Class A Common Stock of the Company, or approximately 26.7% of the issued and outstanding shares of common stock of the Company, including Class A Common Stock and Class B Common Stock. In conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. The Company incurred $5.2 million of fees payable to Schlumberger for such transaction services during the three months ended March 31, 2021. No fees were incurred during the three months ended March 31, 2022.
During 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three months ended March 31, 2022 and March 31, 2021 total purchases from Schlumberger were approximately $3.6 million and $11.1 million, respectively. As of March 31, 2022 amounts due to Schlumberger were $1.4 million and $0.8 million included in accounts payable and accrued liabilities, respectively. As of December 31, 2021 amounts due to Schlumberger were $2.7 million and $1.1 million, included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
Effective on June 15, 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three months ended March 31, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $22.3 million or 2.8% of the Company’s revenues for such period. Receivables from Franklin Mountain as of March 31, 2022 and December 31, 2021 were $11.2 million and $0.0 million, respectively.
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2022 and 2021 was $0.0 million and $1.2 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had no accounts receivable due from the Affiliate.
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in PropX, the provider of proppant logistics equipment. Effective October 26, 2021, the Company completed the purchase of all membership interest in PropX, refer to Note 3—PropX Acquisition for further discussion of the transaction. Prior to the PropX Acquisition the Company leased equipment from PropX, during the three months ended March 31, 2021, the Company leased proppant logistics equipment from PropX for $2.0 million.
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
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of March 31, 2022 and December 31, 2021, the agreements commit the Company to purchase 44,658 and 89,317 tons, respectively, of proppant through June 30, 2022. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, equipment and mancamp commitments are as follows:

($ in thousands)
Remainder of 2022	$19,960
2023	1,353
2024	—
2025	—
2026	—
Thereafter	—
$21,313
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $11.1 million and $1.4 million for the remainder of 2022 and year ended 2023, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2022 are $8.5 million of payments expected to be made to Schlumberger, in conjunction with a permissive use agreement provided by Schlumberger, in the second quarter of 2022 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
Litigation
Securities Class Actions
On March 11, 2020, Marshall Cobb, on behalf of himself and all other persons similarly situated, filed a putative class action lawsuit in the state District Court of Denver County, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO (the “Cobb Lawsuit”). The Cobb Lawsuit alleges that the Company and certain officers and board members of the Company violated Section 11 of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement filed in connection with the IPO and requests unspecified damages and costs. The Cobb Plaintiffs also allege control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
On April 3, 2020, Marc Joseph, on behalf of himself and all other persons similarly situated, filed a putative class action lawsuit in the United States District Court in Denver, Colorado against the Company and certain officers and board members of the Company along with other defendants in connection with the IPO and requests unspecified damages and costs (the “Joseph Lawsuit,” and collectively with the Cobb Lawsuit, the “Securities Lawsuits”). The Joseph Lawsuit, which is brought on behalf of virtually the same class as the Cobb Lawsuit and is based on similar factual allegations, alleges that the defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933 by virtue of inaccurate or misleading statements allegedly contained in the registration statement and prospectus filed in connection with the IPO. The Joseph Lawsuit also alleges control person liability claims under Section 15 of the Securities Act of 1933 against certain officers and board members of the Company and other defendants.
During the first quarter of 2022, the Company entered into a settlement in principle with the plaintiffs in the Joseph Lawsuit to fully resolve all the plaintiffs’ claims on a class-wide basis, subject to completion and execution of definitive documentation and court approval. The Company’s payment obligations under the settlement in principle are within available insurance.
Other Litigation
In addition to the matters described above, from time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents,

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Overview
We are an independent provider of hydraulic fracturing and wireline services, proppant and proppant delivery solutions, and related equipment to onshore oil and natural gas E&P companies in North America. We have grown from one active hydraulic fracturing fleet in December 2011 to over 30 active fleets as of March 31, 2022. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
On December 31, 2020, the Company acquired certain assets and liabilities of Schlumberger’s OneStim business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, in exchange for consideration resulting in a total of 66,326,134 shares of the Class A Common Stock being issued in connection with the OneStim Acquisition. As of April 20, 2022, Schlumberger owned 26.5% of the issued and outstanding shares of our Common Stock. The combined company delivers best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
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
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) the successful test of digiFrac™, our innovative, purpose-built electric frac pump that has approximately 25% lower CO2e emission profile than the Tier IV DGB; and (vi) our PropX wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites. In addition, our integrated supply chain includes proppant, chemicals, equipment, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle.
Recent Trends and Outlook
Restrained global investment since the last oil and gas downturn has led to supply challenges at a time where worldwide demand for energy is growing and expected to surpass pre-pandemic levels in 2022. Relatively low and declining oil and gas inventories have led to persistent upward pressure on commodity prices, even prior to the Russian invasion of Ukraine. Although Russian export volumes of oil and gas have been only modestly impacted so far, uncertainty regarding potential future impacts of sanctions and buyer aversion to Russian hydrocarbons presents significant risk to future supply and demand balances. We believe that the modest increases in OPEC supply and release of global emergency oil reserves are not sufficient to supply a rebounding world economy and that North American oil and gas are critical in the coming years. However, given the rising COVID-19 cases, mobility restrictions in Asia and the Federal Reserve signaling a sharp rise in interest rates, general economic uncertainty persists.
The frac services market is seeing robust activity improvement and a tightening of the supply-demand balance. Drilled but uncompleted well inventory has stabilized after a steep, continuous decline from pandemic-elevated levels. Available frac capacity is nearing full utilization as demand has increased and supply is limited due to continued equipment attrition, labor shortages, supply chain constraints and very low investment in recent years. While the first quarter benefited from the increase in activity, we continue to face operational challenges including labor shortages, sand supply tightness and logistics bottlenecks.
During the first quarter of 2022, the posted WTI price traded at an average of $95.18 per barrel (“Bbl”), as compared to the first quarter of 2021 average of $58.09 per Bbl, and fourth quarter of 2021 average of 77.33 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 816 rigs reported in the first quarter of 2022, up from the first quarter of 2021 of 522 and the fourth quarter of 2021 of 704, according to a report from Baker Hughes.
Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three months ended March 31,
Description	2022	2021	Change
	(in thousands)
Revenue	$792,770	$552,032	$240,738
Cost of services, excluding depreciation and amortization shown separately	670,019	498,935	171,084
General and administrative	38,318	26,359	11,959
Transaction, severance and other costs	1,334	7,621	(6,287)
Depreciation, depletion and amortization	74,588	62,056	12,532
Loss (gain) on disposal of assets	4,672	(720)	5,392
Operating income (loss)	3,839	(42,219)	46,058
Other expense, net	8,489	3,754	4,735
Net loss before income taxes	(4,650)	(45,973)	41,323
Income tax expense (benefit)	830	(7,357)	8,187
Net loss	(5,480)	(38,616)	33,136
Less: Net loss attributable to non-controlling interests	(104)	(4,411)	4,307
Net loss attributable to Liberty Energy Inc. stockholders	$(5,376)	$(34,205)	$28,829
Revenue
Our revenue increased $240.7 million, or 43.6%, to $792.8 million for the three months ended March 31, 2022 compared to $552.0 million for the three months ended March 31, 2021. The increase is attributable to higher service prices and increased fleet utilization, commensurate with the demand recovery and tightening of the market for our frac services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $171.1 million, or 34.3%, to $670.0 million for the three months ended March 31, 2022 compared to $498.9 million for the three months ended March 31, 2021. The higher expense was primarily related to the increase in activity from higher fleet utilization, as discussed above, and inflationary pressure on material, personnel, and repairs and maintenance costs.
General and Administrative
General and administrative expenses increased $12.0 million, or 45.4%, to $38.3 million for the three months ended March 31, 2022 compared to $26.4 million for the three months ended March 31, 2021, primarily related to increased personnel costs from reinstated bonus programs which had been temporarily suspended during the first quarter of 2021 as a result of the COVID-19 pandemic, and additional corporate costs attributable to increased levels of activity.

Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $6.3 million, or 82.5%, to $1.3 million for the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021. The costs incurred in the three months ended March 31, 2021 primarily related to investment banking, legal, accounting, other professional services provided and integration costs in connection with the OneStim Acquisition. Such costs were significantly lower during the three months ended March 31, 2022 as the integration efforts move towards completion.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $12.5 million, or 20.2%, to $74.6 million for the three months ended March 31, 2022 compared to $62.1 million for the three months ended March 31, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.
Loss (Gain) on Disposal of Assets
The Company recorded a loss on disposal of assets of $4.7 million for the three months ended March 31, 2022 primarily as a result of plans to sell two non-strategic facilities acquired in the OneStim Acquisition compared to a gain of $0.7 million for the three months ended March 31, 2021 due to miscellaneous equipment disposals in the normal course of business.
Operating Income (Loss)
The Company recorded operating income of $3.8 million for the three months ended March 31, 2022 compared to operating loss of $(42.2) million for the three months ended March 31, 2021. The decrease in loss is primarily due to the $240.7 million, or 43.6%, increase in total revenue partially offset by a $194.7 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, Net
Other expense, net increased by $4.7 million, or 126.1%, to $8.5 million for the three months ended March 31, 2022 compared to $3.8 million for the three months ended March 31, 2021. Other expense, net is comprised of loss on remeasurement of liability under the TRAs and interest expense, net. During the first quarter of 2022, the Company remeasured the liability under the TRAs resulting in a loss of $4.2 million. Interest expense, net was consistent between periods, increasing $0.6 million as a result of increased borrowings under the credit facility.
Net Loss before Income Taxes
Net loss before income taxes decreased $41.3 million, or 89.9%, to $4.7 million for the three months ended March 31, 2022 compared to $46.0 million for the three months ended March 31, 2021. The decrease in loss is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity and service pricing.
Income Tax (Benefit) Expense
We recognized an income tax expense of $0.8 million for the three months ended March 31, 2022, an effective rate of (17.8)%, compared to a benefit of $7.4 million for the three months ended March 31, 2021, an effective rate of 16.0%. The income tax expense is primarily attributable due to the Company recording a valuation allowance on its U.S. net deferred tax assets and excluding any U.S. tax benefit on U.S. losses while calculating income tax expense on Canada operations that are not subject to a valuation allowance.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the loss or gain on remeasurement of liability under our tax receivable agreements and other non-recurring expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:
Three months ended March 31, 2022 compared to three months ended March 31, 2021: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2022	2021	Change
	(in thousands)
Net loss	$(5,480)	$(38,616)	$33,136
Depreciation, depletion and amortization	74,588	62,056	12,532
Interest expense, net	4,324	3,754	570
Income tax expense (benefit)	830	(7,357)	8,187
EBITDA	$74,262	$19,837	$54,425
Stock based compensation expense	6,813	4,947	1,866
Fleet start-up costs	585	—	585
Transaction, severance and other	1,334	7,621	(6,287)
Loss (gain) on disposal of assets	4,672	(720)	5,392
Loss on remeasurement of liability under tax receivable agreements	4,165	—	4,165
Adjusted EBITDA	$91,831	$31,685	$60,146
EBITDA was $74.3 million for the three months ended March 31, 2022 compared to $19.8 million for the three months ended March 31, 2021. Adjusted EBITDA was $91.8 million for the three months ended March 31, 2022 compared to $31.7 million for the three months ended March 31, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations and available borrowings under our Credit Facilities. We monitor the availability of capital resources such as equity and debt financings that could be leverage for current or future financial obligations including those related to acquisitions, capital expenditures, working capital and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition, such as with the OneStim Acquisition and the PropX Acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $12.9 million to $32.9 million as of March 31, 2022 compared to $20.0 million as of December 31, 2021, while working capital excluding cash and current liabilities under debt and lease arrangements increased $64.4 million.
We have $350.0 million committed under the ABL Facility (net of any outstanding letters of credit), subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory (with the ability to request an increase in the size of the ABL Facility by $75 million) available to finance working capital needs. As of March 31, 2022, the borrowing base was calculated to be $298.3 million, and the Company had $108.0 million outstanding, in addition to a letter of credit in the amount of $1.4 million, with $189.0 million of remaining availability. Additionally, we have $106.0 million borrowings remaining on the Term Loan Facility, which was originally $175.0 million.
The ABL Facility has a maturity date of the earlier of (a) October 22, 2026 and (b) to the extent the debt under the Term Loan Facility remains outstanding 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024.
The Credit Facilities contain covenants that restrict our ability to take certain actions. At March 31, 2022, we were in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in “Item 1. Financial Statements (unaudited)” for further details.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$14,552	$27,528	$(12,976)
Net cash used in investing activities	(90,857)	(23,787)	(67,070)
Net cash provided by (used in) financing activities	88,958	(3,266)	92,224
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2022 and 2021
Operating Activities. Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2022, compared to $27.5 million for the three months ended March 31, 2021. The $13.0 million decrease in cash from operating activities is primarily attributable to a $240.7 million increase in revenues, offset by a $182.1 million increase in cash operating expenses and a $71.1 million decrease in cash from changes in working capital for the three months ended March 31, 2022, compared to a $8.0 million increase in cash from changes in working capital for the three months ended March 31, 2021.
Investing Activities. Net cash used in investing activities was $90.9 million for the three months ended March 31, 2022, compared to $23.8 million for the three months ended March 31, 2021. Cash used in investing activities was higher during the three months ended March 31, 2022 as the Company continues to invest in equipment, including digiFrac, compared to more limited capital spending during the three months ended March 31, 2021.
Financing Activities. Net cash provided by financing activities was $89.0 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $3.3 million for the three months ended March 31, 2021. The $92.2 million change in financing activities was primarily due to net borrowings of $90.0 million on the ABL Facility during the three months ended March 31, 2022, compared to no borrowings on the ABL Facility for the three months ended March 31, 2021. Additionally, there was a $1.1 million decrease in payments on finance lease liabilities as the number of finance leases has decreased since March 31, 2021.
Cash Requirements
Our material cash commitments consists primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of March 31, 2022, except for obligations of $20.0 million payable within 2022 and $1.4 million payable thereafter. See Note 15—Commitments & Contingencies to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for information regarding scheduled contractual obligations. There have been no material changes to cash requirements since the year ended December 31, 2021.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.

The combined effective tax rate applicable to the Company for the three months ended March 31, 2022 and 2021 was (17.8)% and 16.0%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% due to the Company recording a valuation allowance on its U.S. net deferred tax assets as of March 31, 2022, due to entering into a three year cumulative pre-tax book loss position, primarily as a result of COVID-19 related losses in 2021. The Company’s effective tax rate is also less than the statutory rate because of foreign operations for 2021, and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company for the three months ended March 31, 2022 and 2021. The Company recognized income tax expense of $0.8 million for the three months ended March 31, 2022 and an income tax benefit of $7.4 million for the three months ended March 31, 2021.
Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, net operating losses (“NOL”) incurred in 2019, and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has previously applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in the prepaids and other current assets line item in the accompanying audited consolidated balance sheets.
Refer to Note 12— Income Taxes to the consolidated financial statements for additional information related to income tax expense.
Tax Receivable Agreements
Refer to Note 12— Income Taxes to the consolidated financial statements for additional information related to tax receivable agreements.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements included in the Annual Report). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2021, our critical accounting policies included business combinations, revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, property and equipment, leases, tax receivable agreements, share repurchases, accounting for long-lived assets, and foreign currency translation. These critical accounting policies are discussed more fully in the Annual Report.
There have been no changes in our evaluation of our critical accounting policies since December 31, 2021.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of March 31, 2022, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the Company recorded adjustments to net loss in the form of gains on foreign currency translation of $1.1 million and $1.4 million, respectively.
Other exposures to market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, we continue to integrate the entities acquired in the PropX Acquisition, on October 26, 2021. The Company is in the process of integrating PropX’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Once integrated, we will update documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors below are in addition to the risk factors set forth in the Annual Report. There have been no other material changes to the risk factors in the Annual Report.
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
In February of 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of the invasion and ongoing military conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have implemented and may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.
The choice of forum provisions in our charter and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Charter or the Company’s bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine, in each such case subject to Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Second Amended and Restated Bylaws (the “Bylaws”) further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of common stock of the Company will be deemed to have notice of and have consented to the provisions of our Charter and Bylaws related to choice of forum. The choice of forum provisions in our Charter and Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
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

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc. (3)

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger. (5)

10.1	Agent Designation Amendment to the Tax Receivable Agreement, dated as of February 22, 2022, by and among Liberty Oilfield Services Inc. and R/C Energy IV Direct Partnership, L.P. *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosures *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	April 25, 2022	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	April 25, 2022	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 25, 2022	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)