Form 10-Q
period 2022-06-30
Liberty Energy Inc.
filed 2022-07-27
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 22, 2022, the registrant had 186,859,269 shares of Class A Common Stock and 325,902 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, statements about our expected growth from recent acquisitions such as the PropX Acquisition (as defined below) and OneStim Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, the impacts of the novel strain of the coronavirus (“COVID-19”) pandemic, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,476	$19,998
Accounts receivable—trade, net of allowances for credit losses of $884 and $884, respectively	399,817	298,531
Unbilled revenue (including amounts from related parties of $1,254 and $0, respectively)	164,222	108,923
Inventories	163,652	134,593
Prepaid and other current assets	71,757	68,332
Total current assets	840,924	630,377
Property and equipment, net	1,267,393	1,199,287
Finance lease right-of-use assets	24,095	18,201
Operating lease right-of-use assets	109,517	109,899
Other assets	92,924	82,289
Deferred tax assets	280	607
Total assets	$2,335,133	$2,040,660
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $1,842 and $2,732, respectively)	$311,404	$288,801
Accrued liabilities (including amounts due to related parties of $415 and $1,142, respectively)	269,645	235,115
Deferred revenue	1,554	4,552
Current portion of long-term debt, net of discount of $737 and $743, respectively	1,013	1,007
Current portion of finance lease liabilities	7,615	8,743
Current portion of operating lease liabilities	30,841	31,029
Total current liabilities	622,072	569,247
Long-term debt, net of discount of $903 and $1,270, respectively, less current portion	252,937	121,445
Deferred tax liability	563	563
Payable pursuant to tax receivable agreements	41,888	37,555
Noncurrent portion of finance lease liabilities	10,491	4,445
Noncurrent portion of operating lease liabilities	77,166	76,966
Total liabilities	1,005,117	810,221
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 186,859,269 issued and outstanding as of June 30, 2022 and 183,385,111 issued and outstanding as of December 31, 2021	1,869	1,834
Class B, $0.01 par value, 400,000,000 shares authorized and 325,902 issued and outstanding as of June 30, 2022 and 2,632,347 issued and outstanding as of December 31, 2021	3	26
Additional paid in capital	1,384,134	1,367,642
Accumulated deficit	(56,174)	(155,954)
Accumulated other comprehensive loss	(2,263)	(306)
Total stockholders’ equity	1,327,569	1,213,242
Non-controlling interest	2,447	17,197
Total equity	1,330,016	1,230,439
Total liabilities and equity	2,335,133	2,040,660
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Revenue	$941,370	$581,288	$1,711,851	$1,132,140
Revenue—related parties	1,249	—	23,538	1,180
Total revenue	942,619	581,288	1,735,389	1,133,320
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	713,718	521,956	1,383,737	1,020,891
General and administrative	42,162	29,403	80,480	55,762
Transaction, severance, and other costs	2,192	2,996	3,526	10,617
Depreciation, depletion, and amortization	77,379	63,214	151,967	125,270
(Gain) loss on disposal of assets	(3,436)	(277)	1,236	(997)
Total operating costs and expenses	832,015	617,292	1,620,946	1,211,543
Operating income (loss)	110,604	(36,004)	114,443	(78,223)
Other expense:
Loss (gain) on remeasurement of liability under tax receivable agreements	168	(3,305)	4,333	(3,305)
Interest expense, net	4,862	3,767	9,186	7,521
Total other expense	5,030	462	13,519	4,216
Net income (loss) before income taxes	105,574	(36,466)	100,924	(82,439)
Income tax expense	235	16,006	1,065	8,649
Net income (loss)	105,339	(52,472)	99,859	(91,088)
Less: Net income (loss) attributable to non-controlling interests	183	(1,912)	79	(6,323)
Net income (loss) attributable to Liberty Energy Inc. stockholders	$105,156	$(50,560)	$99,780	$(84,765)

Net income (loss) attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.56	$(0.29)	$0.54	$(0.50)
Diluted	$0.55	$(0.29)	$0.52	$(0.50)
Weighted average common shares outstanding:
Basic	186,719	172,523	185,367	167,891
Diluted	190,441	172,523	190,623	167,891
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$105,339	$(52,472)	$99,859	$(91,088)
Other comprehensive (loss) income
Foreign currency translation	(3,012)	1,288	(1,956)	2,698
Comprehensive income (loss)	$102,327	$(51,184)	$97,903	$(88,390)
Comprehensive income (loss) attributable to non-controlling interest	177	(1,760)	80	(6,079)
Comprehensive income (loss) attributable to Liberty Energy Inc.	$102,150	$(49,424)	$97,823	$(82,311)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,306	(2,306)	23	(23)	15,817	—	—	15,817	(15,817)	—
Offering Costs	—	—	—	—	(564)	—	—	(564)	—	(564)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Stock based compensation expense	—	—	—	—	10,931	—	—	10,931	83	11,014
Vesting of restricted stock units	1,168	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,700)	—	—	(9,700)	—	(9,700)
Currency translation adjustment	—	—	—	—	—	—	(1,957)	(1,957)	1	(1,956)
Net income	—	—	—	—	—	99,780	—	99,780	79	99,859
Balance—June 30, 2022	186,859	326	$1,869	$3	$1,384,134	$(56,174)	$(2,263)	$1,327,569	$2,447	$1,330,016

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	19,690	(19,690)	197	(197)	142,204	—	—	142,204	(142,204)	—
Offering Costs	—	—	—	—	(779)	—	—	(779)	(75)	(854)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	1,372	1,372
Stock based compensation expense	—	—	—	—	10,134	—	—	10,134	712	10,846
Vesting of restricted stock units	668	—	7	—	(3,082)	—	—	(3,075)	(510)	(3,585)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	—	2	—	2
Currency translation adjustment	—	—	—	—	—	—	2,454	2,454	244	2,698
Net loss	—	—	—	—	—	(84,765)	—	(84,765)	(6,323)	(91,088)
Balance—June 30, 2021	178,310	1,860	$1,783	$19	$1,274,031	$(61,475)	$2,454	$1,216,812	$12,622	$1,229,434
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$99,859	$(91,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	151,967	125,270
Loss (gain) on disposal of assets	1,236	(997)
Non-cash lease expense	2,088	1,409
Stock based compensation expense	11,014	10,846
Deferred income tax expense	320	6,124
Loss (gain) on remeasurement of liability under tax receivable agreements	4,333	(3,305)
Other non-cash expense	826	1,882
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(156,049)	(141,439)
Accounts receivable and unbilled revenue—related party	(1,118)	—
Inventories	(29,209)	(10,586)
Other assets	(1,560)	4,757
Deferred revenue	(2,898)	—
Accounts payable and accrued liabilities	58,539	132,846
Accounts payable and accrued liabilities—related party	(1,955)	—
Initial payment of operating lease liability	(1,764)	(153)
Net cash provided by operating activities	135,629	35,566
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(224,737)	(67,861)
Investment in sand logistics	(5,717)	—
Investment in Fervo Energy Company	(10,000)	—
Proceeds from sale of assets	7,630	1,966
Net cash used in investing activities	(232,824)	(65,895)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	400,000	50,000
Repayments of borrowings on line-of-credit	(268,000)	(50,000)
Repayments of borrowings on term loan	(875)	(875)
Payments on finance lease obligations	(2,696)	(4,064)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(148)	(168)
Other distributions and advance payments to non-controlling interest unitholders	924	1,372
Tax withholding on restricted stock unit vesting	(9,700)	(3,586)
Payments of equity offering costs	(523)	(854)
Payments of debt issuance costs	(224)	—
Net cash provided by (used in) financing activities	118,758	(8,175)
Net increase (decrease) in cash and cash equivalents before translation effect	21,563	(38,504)
Translation effect on cash	(85)	236
Cash and cash equivalents—beginning of period	19,998	68,978
Cash and cash equivalents—end of period	$41,476	$30,710

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows cont.
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,073	$—
Cash paid for interest	$8,352	$5,326
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$79,319	$22,364
Capital expenditures reclassified from prepaid and other current assets	$1,190	$—
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
The Company, together with its subsidiaries, is a leading integrated oilfield services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2022 and December 31, 2021, and the results of operations, cash flows, and equity of the Company as of and for the three and six months ended June 30, 2022 and 2021. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2022. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 does not include any results from PropX operations as the PropX Acquisition closed on October 26, 2021. The Company does not present pro forma financial information for the periods prior to the PropX Acquisition as such information, after elimination of PropX’s historical transactions with the Company, is not materially different than the results presented in the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2021.
Note 4—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Proppants	$22,948	$23,413
Chemicals	24,660	17,996
Maintenance parts	116,044	93,184
	$163,652	$134,593
The Company did not record any write-down to the inventory carrying value during the three and six months ended June 30, 2022 or the year ended December 31, 2021.
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2022	2021
Land	N/A	$30,278	$33,812
Field services equipment	2-7	1,720,116	1,579,420
Vehicles	4-7	61,495	61,282
Lease Equipment	10	77,337	64,770
Buildings and facilities	5-30	141,191	148,555
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	8,719	8,218
		2,115,959	1,972,880
Less accumulated depreciation and depletion		(1,000,240)	(863,194)
		1,115,719	1,109,686
Construction in-progress	N/A	151,674	89,601
		$1,267,393	$1,199,287
Depreciation expense for the three months ended June 30, 2022 and 2021 was $72.4 million and $58.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $142.3 million and $114.8 million, respectively. Depletion expense for the three months ended June 30, 2022 and 2021was $0.3 million and $0.3 million, respectively. Depletion expense for the six months ended June 30, 2022 and 2021 was $0.6 million and $0.6 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of June 30, 2022, the Company classified $2.0 million of land and $6.0 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets were greater than the fair value less the estimated costs to sell, and therefore recorded a $2.3 million loss during the six months ended June 30, 2022, included as a component of (gain) loss on disposal of assets in the accompanying unaudited condensed consolidated statements of operations.

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
The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$1,229	$1,557	$2,206	$3,352
Interest on lease liabilities	352	434	613	971
Operating lease cost	12,635	9,566	22,134	16,833
Variable lease cost	1,045	1,286	2,136	1,843
Short-term lease costs	1,446	1,695	2,992	2,004
Total lease cost	$16,707	$14,538	$30,081	$25,003

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating leases	$12,863	$8,854	$21,895	$15,284
Finance leases	1,830	2,172	3,309	5,035
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,909	59,175	19,370	59,206
Finance leases	6,333	—	6,333	—

During the six months ended June 30, 2022, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. Additionally, the Company recognized finance lease right-of-use assets of $1.8 million and liabilities of $1.8 million. During the six months ended June 30, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets of $6.3 million and liabilities of $4.9 million. Additionally, the Company recognized operating lease right-of-use assets of $5.4 million and liabilities of $4.1 million. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	4.9 years	5.2 years
Finance leases	2.6 years	1.5 years
Weighted-average discount rate:
Operating leases	4.5%	4.2%
Finance leases	8.2%	8.6%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2022 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2022	$4,629	$18,822
2023	7,603	29,458
2024	2,724	22,912
2025	2,678	20,585
2026	2,656	9,836
Thereafter	—	19,081
Total lease payments	20,290	120,694
Less imputed interest	(2,184)	(12,687)
Total Liability	$18,106	$108,007

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2022 is $13.1 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of June 30, 2022 and December 31, 2021 were as follows:

($ in thousands)	June 30, 2022	December 31, 2021
Equipment leased to others - at original cost	$77,337	$64,770
Less: Accumulated depreciation	(5,601)	(1,377)
Equipment leased to others - net	$71,736	$63,393
Future payments receivable for operating leases commenced and committed but not delivered as of June 30, 2022 are as follows:

($ in thousands)
Remainder of 2022	$5,871
2023	10,429
2024	4,592
2025	1,051
2026	—
Thereafter	—
Total	$21,943
Revenues from operating leases for the three and six months ended June 30, 2022 were $5.9 million and $11.8 million, respectively. There was no revenue from operating leases for the three and six months ended June 30, 2021.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Accrued vendor invoices	$126,319	$109,903
Operations accruals	72,521	64,707
Accrued benefits and other	70,805	60,505
	$269,645	$235,115
Note 8—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Term Loan outstanding	$105,590	$106,465
Revolving Line of Credit	150,000	18,000
Deferred financing costs and original issue discount	(1,640)	(2,013)
Total debt, net of deferred financing costs and original issue discount	$253,950	$122,452
Current portion of long-term debt, net of discount	$1,013	$1,007
Long-term debt, net of discount and current portion	252,937	121,445
Total debt, net of deferred financing costs and original issue discount	$253,950	$122,452
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million, subsequently increased to $350.0 million, see below, (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
Effective July 18, 2022, the Company executed an amendment to the ABL Facility (the “Revolving Credit Agreement Amendment”) to exercise the option to increase the ABL Facility by $75.0 million, to $425.0 million, refer to Note 17—Subsequent Events for more information.
The weighted average interest rate on all borrowings outstanding as of June 30, 2022 and December 31, 2021 was 5.3% and 7.9%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $350.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2022, the borrowing base was calculated to be $350.0 million, and the Company had $150.0 million outstanding in addition to a letter of credit in the amount of $1.4 million, with $198.6 million of remaining availability. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable LIBOR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of June 30, 2022 incurred interest at a rate of 2.9%. The average monthly unused commitment is subject to an unused commitment fee of 0.375% to 0.5%. Interest and fees are payable in arrears at the end of each month, or, in the case of LIBOR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) October 22, 2026 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $105.6 million remained outstanding as of June 30, 2022. Amounts outstanding bear interest at LIBOR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and borrowings as of June 30, 2022 incurred interest at a rate of 8.687%. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2024. The Term Loan Facility is collateralized by the fixed assets of LOS and

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
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
The Company was in compliance with these covenants as of June 30, 2022.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2022	$875
2023	$1,750
2024	$252,965
2025	$—
2026	$—
$255,590
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2022 and 2021.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on June 30, 2022 and December 31, 2021.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value on June 30, 2022 and December 31, 2021, due to their short-term nature.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on June 30, 2022 and December 31, 2021, as the effective interest rates approximated market rates.
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
As of June 30, 2022, the Company recorded $2.0 million of land and $6.0 million of buildings of one property that met the held for sale criteria, to assets held for sale at a total fair value of $5.7 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimated the fair value of the property based on a purchase and sale agreement for one property, which is a Level 3 input.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2022 and December 31, 2021, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of June 30, 2022 and December 31, 2021 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $41.5 million and $20.0 million as of June 30, 2022 and December 31, 2021, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2022 no customers accounted for more than 10% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2021, customer A accounted for 12% of total consolidated accounts receivable and unbilled revenue. During the three and six months ended June 30, 2022, customer A accounted for 10% of consolidated revenues. During the three and six months ended June 30, 2021, no customers accounted for more than 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of June 30, 2022 and December 31, 2021, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Allowance for credit losses at December 31, 2021	$884
Credit Losses:
Current period provision	—
Amounts written off	—
Allowance for credit losses at June 30, 2022	$884

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	2,741,061	$11.04
Granted	681,960	12.51
Vested	(1,348,449)	11.00
Forfeited	(65,357)	9.85
Outstanding at June 30, 2022	2,009,215	$11.60
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	1,306,945	$12.45
Granted	412,920	12.47
Vested	(329,277)	14.93
Forfeited	—	—
Outstanding at June 30, 2022	1,390,588	$11.87
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock based compensation expense of $4.2 million and $11.0 million for the three and six months ended June 30, 2022, respectively. The Company recognized stock based compensation of $5.9 million and $10.8 million for the three and six months ended June 30, 2021, respectively. There was approximately $27.7 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2022. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement. As of June 30, 2022 dividends have not been reinstated by the Company.
As of June 30, 2022 and December 31, 2021, the Company had $0.1 million and $0.2 million of dividends payable related to RSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11—Net Income (Loss) per Share
Basic net income (loss) per share measures the performance of an entity over the reporting period. Diluted net income (loss) per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and RSUs.
The following table reflects the allocation of net income (loss) to common stockholders and net loss per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$105,156	$(50,560)	$99,780	$(84,765)
Denominator:
Basic weighted average common shares outstanding	186,719	172,523	185,367	167,891
Basic net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.56	$(0.29)	$0.54	$(0.50)
Diluted Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$105,156	$(50,560)	$99,780	$(84,765)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	183	—	79	—
Diluted net income (loss) attributable to Liberty Energy Inc. stockholders	$105,339	$(50,560)	$99,859	$(84,765)
Denominator:
Basic weighted average shares outstanding	186,719	172,523	185,367	167,891
Effect of dilutive securities:
Restricted stock units	3,396	—	4,049	—
Class B Common Stock	326	—	1,207	—
Diluted weighted average shares outstanding	190,441	172,523	190,623	167,891
Diluted net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.55	$(0.29)	$0.52	$(0.50)
In accordance with GAAP, diluted weighted average common shares presented above do not include certain weighted average shares of Class B Common Stock and restricted stock units, because to do so would have had an antidilutive effect, as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average shares of Class B Common Stock	7	7,641	—	11,963
Weighted average shares of restricted stock units	—	4,107	—	3,700

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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries earnings, as such are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2022 was 1.1%, compared to (10.5)%, for the period ended June 30, 2021. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% due to the Company’s full valuation allowance on its U.S. net deferred tax assets while calculating income tax expense on Canada operations that are not subject to a valuation allowance. The Company’s effective tax rate is also less than the statutory rate because of the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized an income tax expense of $0.2 million and $1.1 million during the three and six months ended June 30, 2022, respectively. The Company recognized an income tax expense of $16.0 million and $8.6 million during the three and six months ended June 30, 2021, respectively, which included the impact of the initial recording of a valuation allowance on a portion of the Company’s deferred tax assets.
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
The Company recognized a deferred tax liability in the amount of $0.6 million as of June 30, 2022 and December 31, 2021. The Company also recognized a deferred tax asset related to foreign jurisdictions in the amount of $0.3 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
The Company evaluated its deferred tax assets as of June 30, 2022 and considered both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. Consistent with the prior quarter, in accordance with ASC 740, the objective negative evidence of remaining in a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, outweighed the consideration of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its deferred tax assets.
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
During the six months ended June 30, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock initially resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million in amounts payable under the TRAs, all of which are subject to the valuation allowance and remeasurement of TRA liability discussed below, and which are recorded through equity. The Company did not make any TRA payments for the six months ended June 30, 2022.
At June 30, 2022 and December 31, 2021, the Company’s liability under the TRAs was $41.9 million and $37.6 million, respectively, all of which is presented as a component of long-term liabilities, and the related deferred tax asset totaled $97.8 million and $91.3 million, respectively, of which a valuation allowance on the net deferred tax asset has been recorded. The Company also remeasured the liability under the TRAs as of June 30, 2022 and recorded a loss on remeasurement of liabilities subject to the TRAs for the six months ended June 30, 2022 of $4.3 million recorded as part of continuing operations. The

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
increase in the liability under the TRA is primarily driven by current additions of property and equipment and amortization of expected tax benefits that are subject to the valuation allowance, which are expected to be realized in the foreseeable future.
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company has historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $6.0 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $12.1 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively.
Note 14—Related Party Transactions
OneStim Acquisition and Related Transaction
On August 31, 2020 the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) and Schlumberger Canada Limited OneStim® business (“OneStim”), which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (the “OneStim Acquisition”). As of June 30, 2022 Schlumberger owned 23,069,461 shares of Class A Common Stock of the Company, or approximately 12.3% of the issued and outstanding shares of Common Stock. In conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. The Company incurred $0.5 million and $5.7 million, of fees payable to Schlumberger for such transaction services during the three and six months ended June 30, 2021. No fees were incurred during the three and six months ended June 30, 2022.
During 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three and six months ended June 30, 2022, total purchases from Schlumberger were approximately $4.5 million and $8.1 million, respectively. During the three and six months ended June 30, 2021, total purchases from Schlumberger were approximately $8.8 million and $19.9 million, respectively. As of June 30, 2022 amounts due to Schlumberger were $1.8 million and $0.4 million included in accounts payable and accrued liabilities, respectively. As of December 31, 2021 amounts due to Schlumberger were $2.7 million and $1.1 million, included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
Franklin Mountain Energy, LLC
Effective on June 15, 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and six months ended June 30, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $1.2 million or 0.1% and $23.5 million or 1.4% of the Company’s revenues for such periods, respectively. Amounts included in unbilled revenue from Franklin Mountain as of June 30, 2022 and December 31, 2021 were $1.2 million and $0.0 million, respectively. Receivables from Franklin Mountain as of June 30, 2022 and December 31, 2021 were $0.0 million.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2022 and 2021 was $0.0 million and $0.0 million, respectively, and $0.0 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there were no outstanding accounts receivable with the Affiliate.
PropX Acquisition
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in PropX, the provider of proppant logistics equipment. Effective October 26, 2021, the Company completed the purchase of all membership interest in PropX, refer to Note 3—PropX Acquisition for further discussion of the transaction.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Prior to the PropX Acquisition the Company leased equipment from PropX, during the three and six months ended June 30, 2021, the Company leased proppant logistics equipment for $2.1 million and $4.1 million, respectively.
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
Secondary Offering by Selling Stockholder
On April 29, 2022, the Company, Liberty LLC, Schlumberger, and BofA Securities, Inc. and J.P. Morgan Securities LLC (together, the “Underwriters”), entered into an underwriting agreement, dated as of April 29, 2022, pursuant to which Schlumberger sold 14,500,000 shares of Class A Common Stock at a price of $15.50 per share to the Underwriters (the “Sale”). The Sale closed on May 3, 2022. Following the Sale, Schlumberger held 35,101,961 shares of Class A Common Stock. The Company did not receive any proceeds from the Sale.
Note 15—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants and chemicals. As of June 30, 2022 and December 31, 2021, the agreements commit the Company to purchase 1,212,478 and 89,317 tons, respectively, of proppant through March 31, 2024. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.
Future proppant, transload, equipment and mancamp commitments are as follows:

($ in thousands)
Remainder of 2022	$27,365
2023	18,205
2024	4,200
2025	—
2026	—
Thereafter	—
$49,770
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $6.8 million, $5.8 million, and $0.7 million for the remainder of 2022 and the years ended 2023 and 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2022 are $8.5 million of payments expected to be made to Schlumberger, in conjunction with a permissive use agreement provided by Schlumberger, in the third quarter of 2022 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in OneStim’s frac and wireline operations. The Company is in negotiations with the third party owner of such equipment to lease or purchase some or all of

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 16—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2022 and 2021:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2022	185,761	340	$1,858	$3	$1,389,987	$(161,330)	$743	$1,231,261	$2,405	$1,233,666
Exchanges of Class B Common Stock for Class A Common Stock	14	(14)	—	—	130	—	—	130	(130)	—
Offering Costs	—	—	—	—	(502)	—	—	(502)	—	(502)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense					4,194	—	—	4,194	7	4,201
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,676)	—	—	(9,676)		(9,676)
Vesting of restricted stock units	1,084	—	11		1	—	—	12	(12)	—
Currency translation adjustment	—	—	—	—	—	—	(3,006)	(3,006)	(6)	(3,012)
Net income	—	—	—	—	—	105,156	—	105,156	183	105,339
Balance—June 30, 2022	186,859	326	$1,869	$3	$1,384,134	$(56,174)	$(2,263)	$1,327,569	$2,447	$1,330,016

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—March 31, 2021	169,259	$10,281	$1,692	$103	$1,212,354	$(10,915)	$1,318	$1,204,552	$73,183	$1,277,735
Exchange of Class B Common Stock for Class A Common Stock	8,421	(8,421)	84	(84)	59,451	—	—	59,451	(59,451)	—
Offering Costs	—	—	—	—	(6)	—	—	(6)	—	(6)
Recognition of valuation allowance on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	(435)	—	—	(435)	—	(435)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	824	824
Stock based compensation expense	—	—	—	—	5,619	—	—	5,619	280	5,899
Vesting of restricted stock units	630	—	7	—	(2,952)	—	—	(2,945)	(454)	(3,399)
Currency translation adjustment	—	—	—	—	—	—	1,136	1,136	152	1,288
Net loss	—	—	—	—	—	(50,560)	—	(50,560)	(1,912)	(52,472)
Balance—June 30, 2021	178,310	1,860	1,783	19	1,274,031	(61,475)	2,454	1,216,812	12,622	$1,229,434

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17—Subsequent Events
On July 18, 2022, the Company entered into an amendment to the ABL Facility. The amendment amended certain terms, provisions and covenants of the ABL Facility, including among other things; (i) increasing the maximum borrowing amount by $75.0 million to $425.0 million, subject to certain borrowing base limitations based on percentage of eligible accounts receivable and inventory, (ii) modified certain covenant and reporting-related baskets, and (iii) replacing LIBOR with the second overnight financing rate (SOFR) as the interest rate benchmark.
On July 25, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated over the next two years.
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
Overview
The Company, together with its subsidiaries, is a leading integrated oilfield services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 30 active fleets as of June 30, 2022. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
On December 31, 2020, the Company acquired certain assets and liabilities of Schlumberger’s OneStim business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, in exchange for consideration resulting in a total of 66,326,134 shares of the Class A Common Stock being issued in connection with the OneStim Acquisition. As of July 22, 2022, Schlumberger owned 12.3% of the issued and outstanding shares of our Common Stock. The combined company delivers best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
On October 26, 2021, the Company acquired PropX in exchange for $11.9 million in cash and 3,405,526 shares of Class A Common Stock and 2,441,010 shares of Class B Common Stock, and 2,441,010 Liberty LLC Units, for total consideration of $103.0 million, based on the Class A Common Stock closing price of $15.58 on October 26, 2021, subject to customary post-closing adjustments. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at any time, at the election of the shareholder. Founded in 2016, PropX is a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that PropX wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect, for sale or as hosted software as a service.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) the successful test of digiFrac™, our innovative, purpose-built electric frac pump that has approximately 25% lower CO2e emission profile than the Tier IV DGB; and (vi) our PropX wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites. In addition, our integrated supply chain includes proppant, chemicals, equipment, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.

Recent Trends and Outlook
While the global economic recovery outlook has softened on reverberating impacts from higher inflation, rising interest rates and the Russian invasion of Ukraine, oil and gas markets remain constructive. Today, low global oil and gas inventories, limited OPEC spare production capacity and a lack of refining capacity are concurrently being met with increased energy demand. Oil and natural gas demand growth is coming in part from the post-pandemic recovery in travel, China’s emergence from its enforced Covid lockdowns, plus seasonal demand. These are all further exacerbated by the Russia/Ukraine conflict and the potential for sanctions imposed on Russian oil exports, coupled with Russia’s decision to constrain natural gas pipeline exports to Europe.
North America is positioned to be a large provider of incremental oil and gas supply. Today, E&P operators are evaluating the opportunity to deploy incremental capital in North America to modestly grow production while remaining focused on shareholder priorities. Supply is restricted by a tight frac market, where equipment, supply chain and labor constraints limit frac fleet availability and service quality. Moreover, many operators desire modern, ESG-friendly frac fleet technologies that provide the opportunity for both emissions reductions and fuel savings.
The frac market is near full utilization and we expect the supply of available frac fleets to remain tight through the remainder of 2022. We were disciplined in restraining fleet reactivations in the post-Covid era but pricing has now recovered to where we, in support of our customers’ long-term development needs, are reactivating several of our recently acquired, available fleets. Importantly, these long-term, dedicated customers seek additional next generation fleets that are not readily available today, and we are providing an avenue to serve those customers and simultaneously driving free cash flow from these existing fleets to reinvest in our fleet modernization program.
During the second quarter of 2022, the posted WTI price traded at an average of $108.83 per barrel (“Bbl”), as compared to the second quarter of 2021 average of $66.19 per Bbl, and first quarter of 2022 average of $95.18 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 810 rigs reported in the second quarter of 2022, up from the second quarter of 2021 of 508 and slightly decreased from the first quarter of 2022 of 816, according to a report from Baker Hughes.

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three months ended June 30,
Description	2022	2021	Change
	(in thousands)
Revenue	$942,619	$581,288	$361,331
Cost of services, excluding depreciation, depletion and amortization shown separately	713,718	521,956	191,762
General and administrative	42,162	29,403	12,759
Transaction, severance and other costs	2,192	2,996	(804)
Depreciation, depletion and amortization	77,379	63,214	14,165
Gain on disposal of assets	(3,436)	(277)	(3,159)
Operating income (loss)	110,604	(36,004)	146,608
Other expense, net	5,030	462	4,568
Net income (loss) before income taxes	105,574	(36,466)	142,040
Income tax expense	235	16,006	(15,771)
Net income (loss)	105,339	(52,472)	157,811
Less: Net income (loss) attributable to non-controlling interests	183	(1,912)	2,095
Net income (loss) attributable to Liberty Energy Inc. stockholders	$105,156	$(50,560)	$155,716
Revenue
Our revenue increased $361.3 million, or 62.2%, to $942.6 million for the three months ended June 30, 2022 compared to $581.3 million for the three months ended June 30, 2021. The increase in revenue is attributable to higher service pricing and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion and amortization) increased $191.8 million, or 36.7%, to $713.7 million for the three months ended June 30, 2022 compared to $522.0 million for the three months ended June 30, 2021. The higher expense was primarily related to increases in materials and parts consumption and higher labor costs related to higher fleet utilization as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $12.8 million, or 43.4%, to $42.2 million for the three months ended June 30, 2022 compared to $29.4 million for the three months ended June 30, 2021 primarily related to increases in performance-based variable compensation, labor cost inflation, and corporate costs related to increased activity.
Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $0.8 million, or 26.8%, to $2.2 million for the three months ended June 30, 2022 compared to $3.0 million for the three months ended June 30, 2021. The costs incurred in the three months ended June 30, 2021 primarily related to integration cost, investment banking, legal, accounting, and other professional services provided in connection with the OneStim Acquisition. Such costs were lower during the three months ended June 30, 2022 as the integration efforts move towards completion.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $14.2 million, or 22.4%, to $77.4 million for the three months ended June 30, 2022 compared to $63.2 million for the three months ended June 30, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.

Gain on Disposal of Assets
The Company recognized a gain on disposal of assets of $3.4 million for the three months ended June 30, 2022 primarily as a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market compared to a gain of $0.3 million for the three months ended June 30, 2021 due to miscellaneous equipment disposals. All disposals recorded during the three months ended June 30, 2022 and 2021 were in the normal course of business.
Operating Income (Loss)
The Company recorded operating income of $110.6 million for the three months ended June 30, 2022 compared to operating loss of $36.0 million for the three months ended June 30, 2021, an increase in operating results of $146.6 million, or 407.2%. The increase in operating income is primarily due to the $361.3 million, or 62.2%, increase in total revenue only partially offset by a $214.7 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net increased $4.6 million, or 988.7%, to $5.0 million for the three months ended June 30, 2022 compared to $0.5 million for the three months ended June 30, 2021. Other expense, net is comprised of loss (gain) on remeasurement of liability under the TRAs and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $0.2 million for the three months ended June 30, 2022, compared to a gain of $3.3 million for the three months ended June 30, 2021. Additionally, interest expense, net increased $1.1 million as a result of increased borrowings under the credit facility.
Net Income (loss) before Income Taxes
The Company realized net income before income taxes of $105.6 million for the three months ended June 30, 2022 compared to net loss before income taxes of $36.5 million for the three months ended June 30, 2021. The increase in income is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity and service pricing.
Income Tax Expense
We recognized a tax expense of $0.2 million for the three months ended June 30, 2022, at an effective rate of 0.2%, compared to a tax expense of $16.0 million, at an effective rate of (43.9)%, recognized during the three months ended June 30, 2021. The decrease in income tax expense is primarily attributable to the Company recording a valuation allowance on its U.S. net deferred tax assets, beginning in the second quarter of 2021, resulting in income tax expense for that period, while in subsequent periods no tax expense or benefit is recognized on U.S. state and federal income or loss.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six months ended June 30,
Description	2022	2021	Change
	(in thousands)
Revenue	$1,735,389	$1,133,320	$602,069
Cost of services, excluding depreciation, depletion and amortization shown separately	1,383,737	1,020,891	362,846
General and administrative	80,480	55,762	24,718
Transaction, severance and other costs	3,526	10,617	(7,091)
Depreciation, depletion and amortization	151,967	125,270	26,697
Loss (gain) on disposal of assets	1,236	(997)	2,233
Operating income (loss)	114,443	(78,223)	192,666
Other expense, net	13,519	4,216	9,303
Net income (loss) before income taxes	100,924	(82,439)	183,363
Income tax expense	1,065	8,649	(7,584)
Net income (loss)	99,859	(91,088)	190,947
Less: Net income (loss) attributable to non-controlling interests	79	(6,323)	6,402
Net income (loss) attributable to Liberty Energy Inc. stockholders	$99,780	$(84,765)	$184,545
Revenue
Our revenue increased $602.1 million, or 53.1%, to $1.7 billion for the six months ended June 30, 2022 compared to $1.1 billion for the six months ended June 30, 2021. The increase in revenue is attributable to higher service pricing and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion and amortization) increased $362.8 million, or 35.5%, to $1.4 billion for the six months ended June 30, 2022 compared to $1.0 billion for the six months ended June 30, 2021. The higher expense was primarily related to increases in materials and parts consumption and higher labor costs related to higher fleet utilization as well as inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $24.7 million, or 44.3%, to $80.5 million for the six months ended June 30, 2022 compared to $55.8 million for the six months ended June 30, 2021 primarily related to increases from reinstated bonus programs which had been temporarily suspended during the first quarter of 2021 as a result of the COVID-19 pandemic, labor cost inflation, and corporate costs related to increased levels of activity.
Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $7.1 million, or 66.8%, to $3.5 million for the six months ended June 30, 2022 compared to $10.6 million for the six months ended June 30, 2021. The costs incurred in the six months ended June 30, 2021 primarily related to integration costs, investment banking, legal, accounting, and other professional services provided in connection with the OneStim Acquisition. Such costs were lower during the six months ended June 30, 2022 as the integration efforts move towards completion.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased $26.7 million, or 21.3%, to $152.0 million for the six months ended June 30, 2022 compared to $125.3 million for the six months ended June 30, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.

Loss (gain) on disposal of assets
The Company recognized a loss on disposal of assets of $1.2 million for the six months ended June 30, 2022 primarily as a result of the sale of one and plan of sale for another non-strategic facility acquired in the OneStim Acquisition compared to a gain of $1.0 million for the six months ended June 30, 2021 due to miscellaneous equipment disposals in the normal course of business.
Operating Income (Loss)
The Company recorded operating income of $114.4 million for the six months ended June 30, 2022 compared to operating loss of $78.2 million for the six months ended June 30, 2021, The operating income is primarily due to the $602.1 million, or 53.1%, increase in total revenue partially offset by a $409.4 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net increased $9.3 million to $13.5 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. Other expense, net is comprised of loss on remeasurement of liability under the TRAs and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $4.3 million for the six months ended June 30, 2022, compared to a gain of $3.3 million for the six months ended June 30, 2021. Additionally, interest expense increased $1.7 million as a result of increased borrowings under the credit facility.
Net Income (Loss) before Income Taxes
The Company realized net income before income taxes of $100.9 million for the six months ended June 30, 2022 compared to net loss before income taxes of $82.4 million for the six months ended June 30, 2021. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity and service pricing.
Income Tax Expense
Income tax expense decreased $7.6 million to $1.1 million for the six months ended June 30, 2022, at an effective rate of 1.1%, compared to $8.6 million, at an effective rate of (10.5)%, recognized during the six months ended June 30, 2021. This decrease in income tax expense is primarily attributable to the Company recording a valuation allowance on its U.S. net deferred tax assets, beginning in the second quarter of 2021, resulting in income tax expense for that period, while in subsequent periods no tax expense or benefit is recognized on U.S. state and federal income or loss.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:
Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2022	2021	Change	2022	2021	Change
	(in thousands)
Net income (loss)	$105,339	$(52,472)	$157,811	$99,859	$(91,088)	$190,947
Depreciation, depletion and amortization	77,379	63,214	14,165	151,967	125,270	26,697
Interest expense	4,862	3,767	1,095	9,186	7,521	1,665
Income tax expense	235	16,006	(15,771)	1,065	8,649	(7,584)
EBITDA	$187,815	$30,515	$157,300	$262,077	$50,352	$211,725
Stock based compensation expense	4,201	5,899	(1,698)	11,014	10,846	168
Fleet start-up and lay-down costs	5,169	—	5,169	5,754	—	5,754
Transaction, severance and other costs	2,192	2,996	(804)	3,526	10,617	(7,091)
(Gain) loss on disposal of assets	(3,436)	(277)	(3,159)	1,236	(997)	2,233
Provision for credit losses	—	745	(745)	—	745	(745)
Loss (gain) on remeasurement of liability under tax receivable agreements	168	(3,305)	3,473	4,333	(3,305)	7,638
Adjusted EBITDA	$196,109	$36,573	$159,536	$287,940	$68,258	$219,682
EBITDA was $187.8 million for the three months ended June 30, 2022 compared to $30.5 million for the three months ended June 30, 2021. Adjusted EBITDA was $196.1 million for the three months ended June 30, 2022 compared to $36.6 million for the three months ended June 30, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021.
EBITDA was $262.1 million for the six months ended June 30, 2022 compared to $50.4 million for the six months ended June 30, 2021. Adjusted EBITDA was $287.9 million for the six months ended June 30, 2022 compared to $68.3 million for the six months ended June 30, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021.
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
Cash and cash equivalents increased by $21.5 million to $41.5 million as of June 30, 2022 compared to $20.0 million as of December 31, 2021, while working capital excluding cash and current liabilities under debt and lease arrangements increased $134.9 million.

We have $350.0 million committed under the ABL Facility, increased to $425 million subsequent to June 30, 2022, see Note 17—Subsequent Events to the consolidated financial statements included in “Item 1. Financial Statements (unaudited)” for further details, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of June 30, 2022, the borrowing base was calculated to be $350.0 million, and the Company had $150.0 million outstanding, in addition to a letter of credit in the amount of $1.4 million, with $198.6 million of remaining availability. Additionally, we have $105.6 million borrowings remaining on the Term Loan Facility, which was originally $175.0 million.
The ABL Facility has a maturity date of the earlier of (a) October 22, 2026 and (b) to the extent the debt under the Term Loan Facility remains outstanding 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024.
The Credit Facilities contain covenants that restrict our ability to take certain actions. At June 30, 2022, the Company was in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in “Item 1. Financial Statements (unaudited)” for further details.
We have no material off balance sheet arrangements as of June 30, 2022, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated over the next two years.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$135,629	$35,566	$100,063
Net cash used in investing activities	(232,824)	(65,895)	(166,929)
Net cash provided by (used in) financing activities	118,758	(8,175)	126,933
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2022 and 2021
Operating Activities. Net cash provided by operating activities was $135.6 million for the six months ended June 30, 2022, compared to $35.6 million for the six months ended June 30, 2021. The $100.1 million increase in cash from operating activities is primarily attributable to a $602.1 million increase in revenues, offset by a $380.5 million increase in cash operating expenses and a $134.3 million decrease in cash from changes in working capital for the six months ended June 30, 2022, compared to a $14.4 million decrease in cash from changes in working capital for the six months ended June 30, 2021.
Investing Activities. Net cash used in investing activities was $232.8 million for the six months ended June 30, 2022, compared to $65.9 million for the six months ended June 30, 2021. Cash used in investing activities was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 as the Company continued to invest in equipment, including building new digiFrac™ fleets, to support increased customer demand in next generation equipment and technology.
Financing Activities. Net cash provided by financing activities was $118.8 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $8.2 million for the six months ended June 30, 2021. The $126.9 million increase in cash provided by financing activities was primarily due to net borrowings of $132.0 million on the ABL

Facility during the six months ended June 30, 2022, compared to no net borrowings on the ABL Facility for the six months ended June 30, 2021. Additionally, there was a $1.4 million decrease in payments on finance lease liabilities as the number of finance leases active for the full period has decreased since June 30, 2021.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of June 30, 2022, except for obligations of $27.4 million payable within 2022, $18.2 million in 2023, and $4.2 million payable thereafter. See Note 15—Commitments & Contingencies to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for information regarding scheduled contractual obligations. There have been no other material changes to cash requirements since the year ended December 31, 2021.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The combined effective tax rate applicable to the Company for the six months ended June 30, 2022 and 2021 was 1.1% and (10.5)%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% due to the Company recording a valuation allowance on its U.S. net deferred tax assets as of June 30, 2022, due to entering into a three year cumulative pre-tax book loss position, primarily as a result of COVID-19 related losses in 2021. The Company’s effective tax rate is also less than the statutory rate because of foreign operations for 2021, and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company for the six months ended June 30, 2022 and 2021. The Company recognized income tax expense of $0.2 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $16.0 million and $8.6 million for the three and six months ended June 30, 2021, respectively, which included the impact of the initial recording of a valuation allowance on a portion of the Company’s deferred tax assets.
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
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited consolidated financial statements in this Form 10-Q and Note 2—Significant Accounting Policies and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report). A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
There have been no material changes in our critical accounting estimates since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and six months ended June 30, 2022, the Company recorded foreign currency translation losses to comprehensive income of $3.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2021, the Company recorded foreign currency translation gains to comprehensive loss of $1.3 million and $2.7 million, respectively.
Other exposures to market risk have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, we continue to integrate the entities acquired in the PropX Acquisition, on October 26, 2021. The Company is in the process of integrating PropX’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Once integrated, we will update documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Charter or the Company’s bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine, in each such case subject to Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Second Amended and Restated Bylaws (the “Bylaws”) further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of common stock of the Company will be deemed to have notice of and have consented to the provisions of our Charter and Bylaws related to choice of forum. The choice of forum provisions in our Charter and Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

There can be no assurance that we will repurchase shares of our Class A Common Stock at all or in any particular amounts.
The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. Price volatility over a given period may also cause the average price at which we repurchase our own Class A Common Stock to exceed the stock’s price at a given point in time. In addition, significant changes in the trading price of our Class A Common Stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our Class A Common Stock. The timing and amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice.
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
1.1
Underwriting Agreement, dated April 29, 2022, by and among Liberty Energy Inc., Liberty Oilfield Services New HoldCo LLC, Schlumberger Technology Corporation, BofA Securities, Inc. and J.P. Morgan Securities LLC. (1)

2.1
Master Transaction Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation Limited, Liberty Oilfield Services New HoldCo LLC, LOS Canada Operations Inc. and Liberty Oilfield Services Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc. (4)

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger (5)

10.1
Increase Joinder and Seventh Amendment to Credit Agreement, dated July 18, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. (6)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on May 3, 2022.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 22, 2022.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	July 27, 2022	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	July 27, 2022	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 27, 2022	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)