Form 10-Q
period 2022-09-30
Liberty Energy Inc.
filed 2022-10-21
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 18, 2022, the registrant had 182,158,820 shares of Class A Common Stock and 325,902 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, statements about our expected growth from recent acquisitions such as the PropX Acquisition (as defined below), expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, the impacts of the novel strain of the coronavirus (“COVID-19”) pandemic, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,045	$19,998
Accounts receivable—trade, net of allowances for credit losses of $884 and $884, respectively	480,714	298,531
Accounts receivable—related party	10,307	—
Unbilled revenue (including amounts from related parties of $26,119 and $0, respectively)	200,144	108,923
Inventories	185,647	134,593
Prepaid and other current assets	95,204	68,332
Total current assets	996,061	630,377
Property and equipment, net	1,295,189	1,199,287
Finance lease right-of-use assets	31,812	18,201
Operating lease right-of-use assets	103,165	109,899
Other assets	98,669	82,289
Deferred tax assets	262	607
Total assets	$2,525,158	$2,040,660
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $3,807 and $2,732, respectively)	$378,480	$288,801
Accrued liabilities (including amounts due to related parties of $1,121 and $1,142, respectively)	286,504	235,115
Deferred revenue	976	4,552
Current portion of long-term debt, net of discount of $734 and $743, respectively	1,016	1,007
Current portion of finance lease liabilities	8,694	8,743
Current portion of operating lease liabilities	29,187	31,029
Total current liabilities	704,857	569,247
Long-term debt, net of discount of $721 and $1,270, respectively, less current portion	252,682	121,445
Deferred tax liability	563	563
Payable pursuant to tax receivable agreements	70,788	37,555
Noncurrent portion of finance lease liabilities	15,862	4,445
Noncurrent portion of operating lease liabilities	72,968	76,966
Total liabilities	1,117,720	810,221
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 182,158,820 issued and outstanding as of September 30, 2022 and 183,385,111 issued and outstanding as of December 31, 2021	1,822	1,834
Class B, $0.01 par value, 400,000,000 shares authorized and 325,902 issued and outstanding as of September 30, 2022 and 2,632,347 issued and outstanding as of December 31, 2021	3	26
Additional paid in capital	1,320,731	1,367,642
Retained earnings (accumulated deficit)	90,779	(155,954)
Accumulated other comprehensive loss	(8,595)	(306)
Total stockholders’ equity	1,404,740	1,213,242
Non-controlling interest	2,698	17,197
Total equity	1,407,438	1,230,439
Total liabilities and equity	2,525,158	2,040,660
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Revenue	$1,122,453	$646,714	$2,834,304	$1,778,854
Revenue—related parties	65,794	7,013	89,332	8,193
Total revenue	1,188,247	653,727	2,923,636	1,787,047
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	874,453	593,683	2,258,190	1,614,574
General and administrative	50,473	32,281	130,953	88,043
Transaction, severance, and other costs	1,767	1,556	5,293	12,173
Depreciation, depletion, and amortization	82,848	65,852	234,815	191,122
Gain on disposal of assets	(4,277)	(79)	(3,041)	(1,076)
Total operating costs and expenses	1,005,264	693,293	2,626,210	1,904,836
Operating income (loss)	182,983	(39,566)	297,426	(117,789)
Other expense (income):
Loss (gain) on remeasurement of liability under tax receivable agreements	28,900	(4,947)	33,233	(8,252)
Gain on investments	(2,525)	—	(2,525)	—
Interest expense, net	6,773	4,007	15,959	11,528
Total other expense (income)	33,148	(940)	46,667	3,276
Net income (loss) before income taxes	149,835	(38,626)	250,759	(121,065)
Income tax expense	2,572	753	3,637	9,402
Net income (loss)	147,263	(39,379)	247,122	(130,467)
Less: Net income (loss) attributable to non-controlling interests	310	(489)	389	(6,812)
Net income (loss) attributable to Liberty Energy Inc. stockholders	$146,953	$(38,890)	$246,733	$(123,655)

Net income (loss) attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.79	$(0.22)	$1.33	$(0.72)
Diluted	$0.78	$(0.22)	$1.30	$(0.72)
Weighted average common shares outstanding:
Basic	185,508	178,311	185,414	171,402
Diluted	189,907	178,311	190,465	171,402
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$147,263	$(39,379)	$247,122	$(130,467)
Other comprehensive (loss) income
Foreign currency translation	(6,343)	(2,287)	(8,299)	411
Comprehensive income (loss)	$140,920	$(41,666)	$238,823	$(130,056)
Comprehensive income (loss) attributable to non-controlling interest	299	(513)	379	(6,592)
Comprehensive income (loss) attributable to Liberty Energy Inc.	$140,621	$(41,153)	$238,444	$(123,464)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,306	(2,306)	23	(23)	15,817	—	—	15,817	(15,817)	—
Offering Costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Share repurchases	(4,702)	—	(47)	—	(69,987)	—		(70,034)	(60)	(70,094)
Stock-based compensation expense	—	—	—	—	17,031	—	—	17,031	95	17,126
Vesting of restricted stock units	1,170	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,701)	—	—	(9,701)	—	(9,701)
Currency translation adjustment	—	—	—	—	—	—	(8,289)	(8,289)	(10)	(8,299)
Net income	—	—	—	—	—	246,733	—	246,733	389	247,122
Balance—September 30, 2022	182,159	326	$1,822	$3	$1,320,731	$90,779	$(8,595)	$1,404,740	$2,698	$1,407,438

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	19,690	(19,690)	197	(197)	142,204	—	—	142,204	(142,204)	—
Offering Costs	—	—	—	—	(938)	—	—	(938)	(75)	(1,013)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	1,372	1,372
Stock-based compensation expense	—	—	—	—	14,335	—	—	14,335	756	15,091
Vesting of restricted stock units	668	—	7	—	(3,082)	—	—	(3,075)	(510)	(3,585)
Restricted stock and RSU forfeitures	—	—	—	—	—	2	—	2	—	2
Currency translation adjustment	—	—	—	—	—	—	191	191	220	411
Net loss	—	—	—	—	—	(123,655)	—	(123,655)	(6,812)	(130,467)
Balance—September 30, 2021	178,310	1,860	$1,783	$19	$1,278,073	$(100,365)	$191	$1,179,701	$12,153	$1,191,854
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$247,122	$(130,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	234,815	191,122
Gain on disposal of assets	(3,041)	(1,076)
Inventory write-down	1,724	—
Non-cash lease expense	3,085	2,834
Stock-based compensation expense	17,126	15,091
Deferred income tax expense	316	6,124
Loss (gain) on remeasurement of liability under tax receivable agreements	33,233	(8,252)
Other non-cash (income) expense, net	(1,007)	2,449
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(250,471)	(121,282)
Accounts receivable and unbilled revenue—related party	(36,295)	—
Inventories	(56,472)	(6,878)
Other assets	(31,030)	(5,001)
Deferred revenue	(3,476)	—
Accounts payable and accrued liabilities	143,986	135,981
Accounts payable and accrued liabilities—related party	(4,696)	—
Initial payment of operating lease liability	(2,309)	(503)
Net cash provided by operating activities	292,610	80,142
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(326,960)	(123,008)
Investment in sand logistics	(6,721)	—
Investment in Fervo Energy Company and Natron Energy, Inc.	(15,000)	—
Proceeds from sale of assets	14,806	3,689
Net cash used in investing activities	(333,875)	(119,319)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	543,000	100,000
Repayments of borrowings on line-of-credit	(411,000)	(84,000)
Repayments of borrowings on term loan	(1,313)	(1,313)
Payments on finance lease obligations	(4,791)	(6,144)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(148)	(168)
Other distributions and advance payments to non-controlling interest unitholders	924	1,372
Share repurchases	(70,094)	—
Tax withholding on restricted stock unit vesting	(9,701)	(3,585)
Payments of equity issuance costs	(557)	(1,013)
Payments of debt issuance costs	(678)	—
Net cash provided by financing activities	45,642	5,149
Net increase (decrease) in cash and cash equivalents before translation effect	4,377	(34,028)
Translation effect on cash	(330)	(245)
Cash and cash equivalents—beginning of period	19,998	68,978
Cash and cash equivalents—end of period	$24,045	$34,705

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows cont.
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,502	$—
Cash paid for interest	$13,622	$9,686
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$83,298	$25,484
Capital expenditures reclassified from prepaid and other current assets	$12,445	$—
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2022 and December 31, 2021, and the results of operations, cash flows, and changes in equity of the Company as of and for the three and nine months ended September 30, 2022 and 2021. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2022. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.
Note 2—Significant Accounting Policies
Reclassifications
Certain amounts in the prior period financial statements have been reclassified from interest income to interest expense, net in the accompanying unaudited condensed consolidated statements of operation to conform to the presentation of the current period financial statements. Additionally, amounts in the prior period financial statements have been reclassified from provision for credit losses to other non-cash (income) expense, net in the accompanying unaudited condensed consolidated statement of cash flows to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income or loss.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—The PropX Acquisition
On October 26, 2021, the Company entered into the certain Unit Purchase Agreement (the “Transaction Agreement”) with Proppant Express Investments, LLC to acquire the assets and liabilities of Proppant Express Solutions, LLC (“PropX”), which provides last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America (the “PropX Acquisition”). PropX was acquired in exchange for $11.9 million in cash and 3,405,526 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 2,441,010 shares of the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”, and together with the Class A Common Stock, the “Common Stock”), for total consideration of $103.0 million based on the October 26, 2021 closing price of Class A Common Stock of $15.58. In connection with the issuance of 2,441,010 shares of Class B Common Stock, Liberty LLC also issued 2,441,010 Liberty LLC Units to the Company. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at any time, at the election of the shareholder.
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
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the PropX Acquisition closed on October 26, 2021 the Company completed the purchase price allocation, particularly as it relates to current assets and current liabilities, during the nine months ended September 30, 2022.
The following table summarizes the fair value of the consideration transferred in the PropX Acquisition and the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of October 26, 2021, the date of the closing of the PropX Acquisition:

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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 do not include any results from PropX operations as the PropX Acquisition closed on October 26, 2021. The Company does not present pro forma financial information for the periods prior to the PropX Acquisition as such information, after elimination of PropX’s historical transactions with the Company, is not materially different than the results presented in the accompanying condensed consolidated statements of operations for three and nine months ended September 30, 2021.
Note 4—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Proppants	$31,156	$23,413
Chemicals	20,139	17,996
Maintenance parts	134,352	93,184
	$185,647	$134,593
During the three and nine months ended September 30, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million. The Company did not record any write-down to the inventory carrying value during the year ended December 31, 2021.
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2022	2021
Land	N/A	$29,384	$33,812
Field services equipment	2-7	1,817,333	1,579,420
Vehicles	4-7	61,674	61,282
Lease Equipment	10	90,897	64,770
Buildings and facilities	5-30	133,607	148,555
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	8,826	8,218
		2,218,544	1,972,880
Less accumulated depreciation and depletion		(1,073,092)	(863,194)
		1,145,452	1,109,686
Construction in-progress	N/A	149,737	89,601
		$1,295,189	$1,199,287
Depreciation expense for the three months ended September 30, 2022 and 2021 was $77.5 million and $61.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized depreciation expense of $219.9 million and $175.9 million, respectively. Depletion expense for the three months ended September 30, 2022 and 2021was $0.3 million and $0.3 million, respectively. Depletion expense for the nine months ended September 30, 2022 and 2021 was $0.9 million and $1.0 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of September 30, 2022, the Company classified $2.5 million of land and $11.4 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets were greater than the fair value less the estimated costs to sell, and therefore recorded a $2.7 million loss during the nine months ended September 30, 2022, included as a component of gain on disposal of assets in the accompanying unaudited condensed consolidated statements of operations.

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
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$1,590	$1,213	$3,796	$4,565
Interest on lease liabilities	453	347	1,066	1,318
Operating lease cost	10,675	12,869	32,809	29,702
Variable lease cost	1,337	1,273	3,473	3,116
Short-term lease costs	2,121	1,479	5,113	3,483
Total lease cost	$16,176	$17,181	$46,257	$42,184

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating leases	$10,170	$12,136	$32,065	$27,420
Finance leases	2,548	2,064	5,857	7,099
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	3,323	10,999	22,693	70,205
Finance leases	8,409	—	14,742	—

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2022, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. Additionally, the Company recognized finance lease right-of-use assets of $2.7 million and liabilities of $2.7 million. During the nine months ended September 30, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets of $13.7 million and liabilities of $10.6 million. Additionally, the Company recognized operating lease right-of-use assets of $11.8 million and liabilities of $8.8 million. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	4.9 years	5.2 years
Finance leases	3.0 years	1.5 years
Weighted-average discount rate:
Operating leases	4.5%	4.2%
Finance leases	8.0%	8.6%

Future minimum lease commitments as of September 30, 2022 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2022	$2,204	$9,330
2023	9,610	30,228
2024	4,799	23,758
2025	4,910	21,430
2026	6,709	10,384
Thereafter	—	19,074
Total lease payments	28,232	114,204
Less imputed interest	(3,676)	(12,049)
Total Liability	$24,556	$102,155

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2022 is $12.9 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of September 30, 2022 and December 31, 2021 were as follows:

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

($ in thousands)	September 30, 2022	December 31, 2021
Equipment leased to others - at original cost	$90,897	$64,770
Less: Accumulated depreciation	(8,288)	(1,377)
Equipment leased to others - net	$82,609	$63,393
Future payments receivable for operating leases commenced and committed but not delivered as of September 30, 2022 are as follows:

($ in thousands)
Remainder of 2022	$4,126
2023	16,704
2024	9,218
2025	1,051
2026	—
Thereafter	—
Total	$31,099
Revenues from operating leases for the three and nine months ended September 30, 2022 were $6.7 million and $18.4 million, respectively. There was no revenue from operating leases for the three and nine months ended September 30, 2021.
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Accrued vendor invoices	$116,859	$109,903
Operations accruals	93,979	64,707
Accrued benefits and other	75,666	60,505
	$286,504	$235,115
Note 8—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Term Loan outstanding	$105,153	$106,465
Revolving Line of Credit	150,000	18,000
Deferred financing costs and original issue discount	(1,455)	(2,013)
Total debt, net of deferred financing costs and original issue discount	$253,698	$122,452
Current portion of long-term debt, net of discount	$1,016	$1,007
Long-term debt, net of discount and current portion	252,682	121,445
Total debt, net of deferred financing costs and original issue discount	$253,698	$122,452
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million, subsequently increased to $425.0 million, see below, (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
On July 18, 2022, the Company entered into an amendment to the ABL Facility (the “Seventh ABL Amendment”). The Seventh ABL Amendment amended certain terms, provisions and covenants of the ABL Facility, including among other things: (i) increasing the maximum borrowing amount by $75.0 million to $425.0 million, subject to certain borrowing base limitations

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
based on percentage of eligible accounts receivable and inventory, (ii) modifying certain covenant and reporting-related baskets, and (iii) replacing LIBOR with the secured overnight financing rate (“SOFR”) as the interest rate benchmark.
On August 12, 2022, the Company entered into an amendment to the Term Loan Facility (the “Sixth Term Loan Amendment”). The Sixth Term Loan Amendment amended certain terms, provisions and covenants of the Term Loan Facility, including among other things: (i) a waiver of the fixed charge coverage ratio requirements for up to $100.0 million of restricted payments made in connection with the Company’s 2022 stock repurchase program for its common stock; (ii) the addition of a minimum liquidity requirement of $150.0 million in order to make selected restricted payments, including those made under the 2022 stock repurchase program; (iii) the modification of certain covenant and reporting-related terms, including an increase in the allowance for permitted purchase money indebtedness from $50.0 million to $70.0 million; (iv) the addition of a prepayment premium of 1.0% through the first anniversary of the Sixth Term Loan Amendment effective date; and (v) the addition and modification of several provisions to replace LIBOR with SOFR as the interest rate benchmark.
The weighted average interest rate on all borrowings outstanding as of September 30, 2022 and December 31, 2021 was 7.0% and 7.9%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $425.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2022, the borrowing base was calculated to be $425.0 million, and the Company had $150.0 million outstanding in addition to a letter of credit in the amount of $1.4 million, with $273.6 million of remaining availability. Borrowings under the ABL Facility bear interest at SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2% or base rate margin of 0.5% to 1%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of September 30, 2022 incurred interest at a weighted average rate of 4.8%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) October 22, 2026 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $105.2 million remained outstanding as of September 30, 2022. Amounts outstanding bear interest at SOFR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and borrowings as of September 30, 2022 incurred interest at a rate of 10.18%. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2024. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
The Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio. The Term Loan Facility requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and annually a percentage of excess cash flow (25% to 50%, depending on leverage ratio, of consolidated net income less capital expenditures and other permitted payments, commencing with the year ending December 31, 2018). Certain mandatory prepayments and optional prepayments are subject to a prepayment premium of 1% of the prepaid principal declining to 0% after the first anniversary of the Sixth Term Loan Amendment effective date.
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
The Company was in compliance with these covenants as of September 30, 2022.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of debt are as follows:

($ in thousands)
Remainder of 2022	$438
2023	$1,750
2024	$252,965
2025	$—
2026	$—
$255,153
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2022 and 2021.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on September 30, 2022 and December 31, 2021.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value on September 30, 2022 and December 31, 2021, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on September 30, 2022 and December 31, 2021, as the effective interest rates approximated market rates.
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
As of September 30, 2022, the Company recorded $2.5 million of land and $11.4 million of buildings of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $11.2 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimated the fair value of the properties based on a purchase and sale agreement and a communicated selling price, which are Level 3 inputs.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2022 and December 31, 2021, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of September 30, 2022 and December 31, 2021 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $24.0 million and $20.0 million as of September 30, 2022 and December 31, 2021, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of September 30, 2022 and December 31, 2021, customer A accounted for 10.5% and 11.8%, respectively, of total consolidated accounts receivable and unbilled revenue. During the three and nine months ended September 30, 2022 and 2021, no customers accounted for 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of September 30, 2022 and December 31, 2021, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Allowance for credit losses at December 31, 2021	$884
Credit Losses:
Current period provision	—
Amounts written off	—
Allowance for credit losses at September 30, 2022	$884

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	2,741,061	$11.04
Granted	1,726,959	12.90
Vested	(1,350,246)	11.00
Forfeited	(103,539)	10.23
Outstanding at September 30, 2022	3,014,235	$12.15
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	1,306,945	$12.45
Granted	412,920	12.47
Vested	(329,277)	14.93
Forfeited	—	—
Outstanding at September 30, 2022	1,390,588	$11.87
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $6.1 million and $17.1 million for the three and nine months ended September 30, 2022, respectively. The Company recognized stock-based compensation of $4.2 million and $15.1 million for the three and nine months ended September 30, 2021, respectively. There was approximately $36.2 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2022. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until business conditions warrant reinstatement. As of September 30, 2022 dividends had not been reinstated by the Company. Subsequent to quarter end, the Company reinstated a quarterly dividend of $0.05 per share of Class A Common Stock, refer to Note 17—Subsequent Events for more information.
As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and $0.2 million of dividends payable related to RSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s Board of Directors authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. The shares may be repurchased from time to time in open market or

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through July 2024.
During the nine months ended September 30, 2022, Liberty LLC purchased and retired 4,702,166 LLC Units from the Company for $70.1 million, and the Company repurchased and retired 4,702,166 shares of Class A Common Stock for $70.1 million or $14.91 average price per share including commissions, under the share repurchase program.
As of September 30, 2022, $180.0 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

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
The following table reflects the allocation of net income (loss) to common stockholders and net loss per share computations for the periods indicated based on a weighted average number of common stock outstanding:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$146,953	$(38,890)	$246,733	$(123,655)
Denominator:
Basic weighted average common shares outstanding	185,508	178,311	185,414	171,402
Basic net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.79	$(0.22)	$1.33	$(0.72)
Diluted Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$146,953	$(38,890)	$246,733	$(123,655)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	258	—	389	—
Diluted net income (loss) attributable to Liberty Energy Inc. stockholders	$147,211	$(38,890)	$247,122	$(123,655)
Denominator:
Basic weighted average shares outstanding	185,508	178,311	185,414	171,402
Effect of dilutive securities:
Restricted stock units	326	—	910	—
Class B Common Stock	4,073	—	4,141	—
Diluted weighted average shares outstanding	189,907	178,311	190,465	171,402
Diluted net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.78	$(0.22)	$1.30	$(0.72)
In accordance with GAAP, diluted weighted average common shares presented above do not include certain weighted average shares of Class B Common Stock and restricted stock units, because to do so would have had an antidilutive effect, as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average shares of Class B Common Stock	—	1,860	—	8,558
Weighted average shares of restricted stock units	—	3,256	—	3,470

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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2022 was 1.5%, compared to (7.8)%, for the period ended September 30, 2021. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% due to the Company’s full valuation allowance on its U.S. net deferred tax assets while calculating income tax expense on Canada operations that are not subject to a valuation allowance. The Company’s effective tax rate is also less than the statutory rate because of the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company. The Company recognized an income tax expense of $2.6 million and $3.6 million during the three and nine months ended September 30, 2022, respectively. The Company recognized an income tax expense of $0.8 million and $9.4 million during the three and nine months ended September 30, 2021, respectively, which included the impact of recording a valuation allowance on a portion of the Company’s net deferred tax assets.
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
The Company recognized a deferred tax liability in the amount of $0.6 million as of September 30, 2022 and December 31, 2021. The Company also recognized a deferred tax asset related to foreign jurisdictions in the amount of $0.3 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
The Company evaluated its deferred tax assets as of September 30, 2022 and considered both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. Consistent with the prior quarter, in accordance with ASC 740, the objective negative evidence of remaining in a three year cumulative pre-tax book loss position, primarily due to COVID-19 related losses, outweighed the consideration of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its deferred tax assets.
The CHIPS and Science Act of 2022 (“CHIPS”) and the Inflation Reduction Act (“IRA”) of 2022 were recently signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company is currently evaluating the impact of both CHIPS and IRA, but at present does not expect that any of the provisions included would result in a material impact to the Company’s deferred tax assets, liabilities, or income taxes payable.
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
During the nine months ended September 30, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock initially resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million, in amounts payable under the TRAs, all of which are subject to the valuation allowance and remeasurement of TRA liability discussed below, and which are recorded through equity. There were no redemptions of Liberty LLC units for the three months ended

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2022. In addition, the Company did not make any TRA payments for the nine months ended September 30, 2022.
At September 30, 2022 and December 31, 2021, the Company’s liability under the TRAs was $70.8 million and $37.6 million, respectively, all of which is presented as a component of long-term liabilities, and the related deferred tax asset totaled $97.8 million and $91.3 million, respectively, of which a valuation allowance on the net deferred tax asset has been recorded. The Company also remeasured the liability under the TRAs as of September 30, 2022 and recorded a loss on remeasurement of liabilities subject to the TRAs for the nine months ended September 30, 2022 of $33.2 million recorded as part of continuing operations. The increase in the liability under the TRA is primarily driven by increased pre-tax book earnings, current additions of property and equipment and amortization of expected tax benefits that are subject to the valuation allowance, which are expected to be realized in the foreseeable future.
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company has historically made matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $6.8 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively, and $18.8 million and $13.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 14—Related Party Transactions
OneStim Acquisition and Related Transaction
On December 31, 2020 the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) and Schlumberger Canada Limited OneStim® business (“OneStim”), which provides hydraulic fracturing pressure pumping services in onshore United States and Canada (the “OneStim Acquisition”). As of September 30, 2022 Schlumberger owned 23,069,461 shares of Class A Common Stock of the Company, or approximately 12.6% of the issued and outstanding shares of Common Stock. In conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. The Company incurred $0.0 million and $5.7 million of fees payable to Schlumberger for such transaction services during the three and nine months ended September 30, 2021. No fees were incurred during the three and nine months ended September 30, 2022.
During 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the three and nine months ended September 30, 2022, total purchases from Schlumberger were approximately $7.4 million and $15.5 million, respectively. During the three and nine months ended September 30, 2021, total purchases from Schlumberger were approximately $6.5 million and $26.4 million, respectively. As of September 30, 2022 amounts due to Schlumberger were $3.8 million and $1.1 million included in accounts payable and accrued liabilities, respectively. As of December 31, 2021 amounts due to Schlumberger were $2.7 million and $1.1 million, included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet.
Franklin Mountain Energy, LLC
Effective on June 15, 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and nine months ended September 30, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $55.5 million or 4.7% and $79.0 million or 2.7% of the Company’s revenues for such periods, respectively. During the three and nine months ended September 30, 2021 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $7.0 million or 1.1% and $7.0 million or 0.4% of the Company’s revenues for such periods, respectively. Amounts included in unbilled revenue from Franklin Mountain as of September 30, 2022 and December 31, 2021 were $26.1 million and $0.0 million, respectively. Receivables from Franklin Mountain as of September 30, 2022 and December 31, 2021 were $0.0 million.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended September 30, 2022 and 2021 was $10.3 million and $0.0 million, respectively, and $10.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there were $10.3 million outstanding accounts receivable with the Affiliate.
PropX Acquisition
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in PropX, the provider of proppant logistics equipment. Effective October 26, 2021, the Company completed the purchase of all membership interest in PropX, refer to Note 3—PropX Acquisition for further discussion of the transaction. During the three and nine months ended September 30, 2021, prior to the PropX Acquisition, the Company leased proppant logistics equipment from PropX for $3.2 million and $7.3 million, respectively.
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
Note 15—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, chemicals, and equipment. As of September 30, 2022 and December 31, 2021, the agreements commit the Company to purchase 1,664,421 and 89,317 tons, respectively, of proppant through March 31, 2024. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.
Future proppant, transload, equipment and mancamp commitments are as follows:

($ in thousands)
Remainder of 2022	$44,491
2023	47,349
2024	4,200
2025	—
2026	—
Thereafter	—
$96,040
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $17.0 million, $9.8 million, and $0.7 million for the remainder of 2022

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and the years ended 2023 and 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2022 are $8.5 million of payments expected to be made to Schlumberger, in conjunction with a permissive use agreement provided by Schlumberger, in the fourth quarter of 2022 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 16—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2022 and 2021:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2022	186,859	326	$1,869	$3	$1,384,134	$(56,174)	$(2,263)	$1,327,569	$2,447	$1,330,016
Offering Costs	—	—	—	—	485	—	—	485	—	485
Share repurchases	(4,702)		(47)		(69,987)	—		(70,034)	(60)	(70,094)
Stock-based compensation expense					6,100	—	—	6,100	12	6,112
Vesting of restricted stock units	2	—	—		—	—	—	—	—	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(1)	—	—	(1)		(1)
Currency translation adjustment	—	—	—	—	—	—	(6,332)	(6,332)	(11)	(6,343)
Net income	—	—	—	—	—	146,953	—	146,953	310	147,263
Balance—September 30, 2022	182,159	326	$1,822	$3	$1,320,731	$90,779	$(8,595)	$1,404,740	$2,698	$1,407,438

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ equity	Noncontrolling Interest	Total Equity
Balance—June 30, 2021	178,310	$1,860	$1,783	$19	$1,274,031	$(61,475)	$2,454	$1,216,812	$12,622	$1,229,434
Offering Costs	—	—	—	—	(159)	—	—	(159)	—	(159)
Stock-based compensation expense	—	—	—	—	4,201	—	—	4,201	44	4,245
Currency translation adjustment	—	—	—	—	—	—	(2,263)	(2,263)	(24)	(2,287)
Net loss	—	—	—	—	—	(38,890)	—	(38,890)	(489)	(39,379)
Balance—September 30, 2021	178,310	1,860	1,783	19	1,278,073	(100,365)	191	1,179,701	12,153	$1,191,854

Note 17—Subsequent Events
On October 18, 2022, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock, and a distribution of $0.05 per Liberty LLC Unit, to be paid on December 20, 2022 to holders of record as of December 6, 2022. The Company will use the proceeds from the Liberty LLC distribution to pay the dividend.
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
Overview
The Company, together with its subsidiaries, is a leading integrated oilfield services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of September 30, 2022. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
On December 31, 2020, the Company acquired certain assets and liabilities of Schlumberger’s OneStim business, which provides hydraulic fracturing pressure pumping services in onshore United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, in exchange for consideration resulting in a total of 66,326,134 shares of the Class A Common Stock being issued in connection with the OneStim Acquisition. As of October 18, 2022, Schlumberger owned 12.6% of the issued and outstanding shares of our Common Stock. The combined company delivers best-in-class completion services for the sustainable development of unconventional resource plays in the United States and Canada onshore markets.
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

Recent Trends and Outlook
Current global macroeconomic concerns include rising interest rates, elevated inflation levels, and Chinese Covid lockdowns. Despite these headwinds, oil and gas markets remained tight in the third quarter. As we look ahead, risks to the delicate balance in oil and gas markets appear to come from both demand and supply.
With regards to demand, while a mild recession may modestly impact the global demand for energy, and may already be reflected in prices, a global economic downturn could result in increased demand destruction, further pressuring commodity prices. At the same time, global supply risks are also present. OPEC+ preemptive cuts to production quotas may result in a decline in production from key producers including Saudi Arabia and the United Arab Emirates. Currently, Russian oil exports have been modestly curbed since the Ukraine invasion, however, impending sanctions on Russian seaborne crude could further lower global oil supplies. Low levels of spare production capacity, worldwide oil and gas commercial inventories, and global strategic petroleum reserves further exacerbate supply concerns. Together, these factors may strengthen the demand for secure North American energy.
Today’s commodity prices continue to offer returns for E&P operators, even after the decline in oil and gas prices in recent months. The combination of capital discipline among many public operators and tight supply chains, particularly in the frac services market, have constrained activity levels to deliver only modest U.S. oil production growth. The limited capital being deployed is expected to be primarily directed towards the buildout of next generation frac fleet capacity at levels roughly sufficient to offset aging equipment with next generation fleets in demand. We believe that the current frac market is relatively tight with near full utilization of available capacity. Tight service supply has made service quality and reliability important for customers. Given that we pride ourselves on both our service quality and fleet modernization program, these two factors may further strengthen Liberty’s competitive position.
During the third quarter of 2022, the posted WTI price traded at an average of $93.06 per barrel (“Bbl”), as compared to the third quarter of 2021 average of $70.58 per Bbl, and second quarter of 2022 average of $108.83 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 942 rigs reported in the third quarter of 2022, up from the third quarter of 2021 of 634 and an increase from the second quarter of 2022 of 810, according to a report from Baker Hughes.

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three months ended September 30,
Description	2022	2021	Change
	(in thousands)
Revenue	$1,188,247	$653,727	$534,520
Cost of services, excluding depreciation, depletion, and amortization shown separately	874,453	593,683	280,770
General and administrative	50,473	32,281	18,192
Transaction, severance and other costs	1,767	1,556	211
Depreciation, depletion, and amortization	82,848	65,852	16,996
Gain on disposal of assets	(4,277)	(79)	(4,198)
Operating income (loss)	182,983	(39,566)	222,549
Other expense (income), net	33,148	(940)	34,088
Net income (loss) before income taxes	149,835	(38,626)	188,461
Income tax expense	2,572	753	1,819
Net income (loss)	147,263	(39,379)	186,642
Less: Net income (loss) attributable to non-controlling interests	310	(489)	799
Net income (loss) attributable to Liberty Energy Inc. stockholders	$146,953	$(38,890)	$185,843
Revenue
Our revenue increased $534.5 million, or 81.8%, to $1.2 billion for the three months ended September 30, 2022 compared to $653.7 million for the three months ended September 30, 2021. The increase in revenue is attributable to higher service pricing and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $280.8 million, or 47.3%, to $874.5 million for the three months ended September 30, 2022 compared to $593.7 million for the three months ended September 30, 2021. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to higher fleet utilization as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $18.2 million, or 56.4%, to $50.5 million for the three months ended September 30, 2022 compared to $32.3 million for the three months ended September 30, 2021 primarily related to increases in performance-based variable compensation, labor cost inflation, and corporate costs related to increased activity.
Transaction, Severance and Other Costs
Transaction, severance and other costs of $1.8 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, consist of integration cost, investment banking, legal, accounting, and other professional services provided in connection with the OneStim Acquisition and PropX Acquisition.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $17.0 million, or 25.8%, to $82.8 million for the three months ended September 30, 2022 compared to $65.9 million for the three months ended September 30, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.

Gain on Disposal of Assets
The Company recognized a gain on disposal of assets of $4.3 million for the three months ended September 30, 2022 primarily as a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market compared to a gain of $0.1 million for the three months ended September 30, 2021 due to miscellaneous equipment disposals. All disposals recorded during the three months ended September 30, 2022 and 2021 were in the normal course of business.
Operating Income (Loss)
The Company recorded operating income of $183.0 million for the three months ended September 30, 2022 compared to operating loss of $39.6 million for the three months ended September 30, 2021, an increase in operating results of $222.5 million, or 562.5%. The increase in operating income is primarily due to the $534.5 million, or 81.8%, increase in total revenue only partially offset by a $312.0 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense (Income), net
The Company recognized other expense of $33.1 million for the three months ended September 30, 2022 compared to other income of $0.9 million for the three months ended September 30, 2021. Other expense (income), net is comprised of loss (gain) on remeasurement of liability under the TRAs, gain on investments, and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $28.9 million for the three months ended September 30, 2022, compared to a gain of $4.9 million for the three months ended September 30, 2021. A $2.5 million gain on investments was recorded during the three months ended September 30, 2022, compared to no gain for the three months ended September 30, 2021. Additionally, interest expense, net increased $2.8 million as a result of increased borrowings under the credit facility along with higher interest rates.
Net Income (loss) before Income Taxes
The Company realized net income before income taxes of $149.8 million for the three months ended September 30, 2022 compared to net loss before income taxes of $38.6 million for the three months ended September 30, 2021. The increase in income is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity and service pricing.
Income Tax Expense
Income tax expense increased $1.8 million to $2.6 million for the three months ended September 30, 2022, at an effective rate of 1.7%, compared to a tax expense of $0.8 million, at an effective rate of (1.9)%, recognized during the three months ended September 30, 2021. The increase in income tax expense is primarily attributable to the increase in Company’s foreign operations as a valuation allowance was recorded on the Company’s U.S. net deferred tax assets, beginning in the second quarter of 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine months ended September 30,
Description	2022	2021	Change
	(in thousands)
Revenue	$2,923,636	$1,787,047	$1,136,589
Cost of services, excluding depreciation, depletion, and amortization shown separately	2,258,190	1,614,574	643,616
General and administrative	130,953	88,043	42,910
Transaction, severance and other costs	5,293	12,173	(6,880)
Depreciation, depletion, and amortization	234,815	191,122	43,693
Gain on disposal of assets	(3,041)	(1,076)	(1,965)
Operating income (loss)	297,426	(117,789)	415,215
Other expense, net	46,667	3,276	43,391
Net income (loss) before income taxes	250,759	(121,065)	371,824
Income tax expense	3,637	9,402	(5,765)
Net income (loss)	247,122	(130,467)	377,589
Less: Net income (loss) attributable to non-controlling interests	389	(6,812)	7,201
Net income (loss) attributable to Liberty Energy Inc. stockholders	$246,733	$(123,655)	$370,388
Revenue
Our revenue increased $1.1 billion, or 63.6%, to $2.9 billion for the nine months ended September 30, 2022 compared to $1.8 billion for the nine months ended September 30, 2021. The increase in revenue is attributable to higher service pricing and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $643.6 million, or 39.9%, to $2.3 billion for the nine months ended September 30, 2022 compared to $1.6 billion for the nine months ended September 30, 2021. The higher expense was primarily related to increases in materials and parts consumption and higher labor costs related to higher fleet utilization as well as inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $42.9 million, or 48.7%, to $131.0 million for the nine months ended September 30, 2022 compared to $88.0 million for the nine months ended September 30, 2021 primarily related to increases from reinstated bonus programs which had been temporarily suspended during the first quarter of 2020 as a result of the COVID-19 pandemic, labor cost inflation, and corporate costs related to increased levels of activity.
Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $6.9 million, or 56.5%, to $5.3 million for the nine months ended September 30, 2022 compared to $12.2 million for the nine months ended September 30, 2021. The costs incurred in the nine months ended September 30, 2021 primarily related to integration costs, investment banking, legal, accounting, and other professional services provided in connection with the OneStim Acquisition and PropX Acquisition. Such costs were lower during the nine months ended September 30, 2022 as the integration efforts move towards completion.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $43.7 million, or 22.9%, to $234.8 million for the nine months ended September 30, 2022 compared to $191.1 million for the nine months ended September 30, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.

Gain on disposal of assets
Gain on disposal of assets increased $2.0 million, or 182.6%, to $3.0 million for the nine months ended September 30, 2022, compared to $1.1 million for the nine months ended September 30, 2021 due to miscellaneous equipment disposals in the normal course of business. The increase was a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market offset by the loss on sale of one and plan of sale for two other non-strategic facilities acquired in the OneStim Acquisition
Operating Income (Loss)
The Company recorded operating income of $297.4 million for the nine months ended September 30, 2022 compared to operating loss of $117.8 million for the nine months ended September 30, 2021, the operating income is primarily due to the $1.1 billion, or 63.6%, increase in total revenue partially offset by a $721.4 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net increased $43.4 million to $46.7 million for the nine months ended September 30, 2022 compared to $3.3 million for the nine months ended September 30, 2021. Other expense, net is comprised of loss on remeasurement of liability under the TRAs, gain on investments, and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $33.2 million for the nine months ended September 30, 2022, compared to a gain of $8.3 million for the nine months ended September 30, 2021. A $2.5 million gain on investments was recorded during the nine months ended September 30, 2022, compared to no gain for the nine months ended September 30, 2021. Additionally, interest expense increased $4.4 million as a result of increased borrowings under the credit facility along with higher interest rates.
Net Income (Loss) before Income Taxes
The Company realized net income before income taxes of $250.8 million for the nine months ended September 30, 2022 compared to net loss before income taxes of $121.1 million for the nine months ended September 30, 2021. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the increase in activity and service pricing.
Income Tax Expense
Income tax expense decreased $5.8 million to $3.6 million for the nine months ended September 30, 2022, at an effective rate of 1.5%, compared to $9.4 million, at an effective rate of (7.8)%, recognized during the nine months ended September 30, 2021. This decrease in income tax expense is primarily attributable to the Company recording a valuation allowance on its U.S. net deferred tax assets, beginning in the second quarter of 2021, resulting in income tax expense for that period, while in subsequent periods no tax expense or benefit is recognized on U.S. state and federal income or loss.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the loss or gain on remeasurement of liability under our tax receivable agreements, the gain or loss on investments and other non-recurring expenses that management does not consider in assessing ongoing performance.
Our board of directors, management, investors, and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, depletion, and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:
Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2022	2021	Change	2022	2021	Change
	(in thousands)
Net income (loss)	$147,263	$(39,379)	$186,642	$247,122	$(130,467)	$377,589
Depreciation, depletion, and amortization	82,848	65,852	16,996	234,815	191,122	43,693
Interest expense, net	6,773	4,007	2,766	15,959	11,528	4,431
Income tax expense	2,572	753	1,819	3,637	9,402	(5,765)
EBITDA	$239,456	$31,233	$208,223	$501,533	$81,585	$419,948
Stock-based compensation expense	6,112	4,245	1,867	17,126	15,091	2,035
Fleet start-up and lay-down costs	7,420	—	7,420	13,174	—	13,174
Transaction, severance and other costs	1,767	1,556	211	5,293	12,173	(6,880)
Gain on disposal of assets	(4,277)	(79)	(4,198)	(3,041)	(1,076)	(1,965)
Provision for credit losses	—	—	—	—	745	(745)
Loss (gain) on remeasurement of liability under tax receivable agreements	28,900	(4,947)	33,847	33,233	(8,252)	41,485
Gain on investments	$(2,525)	$—	$(2,525)	$(2,525)	$—	$(2,525)
Adjusted EBITDA	$276,853	$32,008	$244,845	$564,793	$100,266	$464,527
EBITDA was $239.5 million for the three months ended September 30, 2022 compared to $31.2 million for the three months ended September 30, 2021. Adjusted EBITDA was $276.9 million for the three months ended September 30, 2022 compared to $32.0 million for the three months ended September 30, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021.
EBITDA was $501.5 million for the nine months ended September 30, 2022 compared to $81.6 million for the nine months ended September 30, 2021. Adjusted EBITDA was $564.8 million for the nine months ended September 30, 2022 compared to $100.3 million for the nine months ended September 30, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Nine months ended September 30, 2022 compared to the Nine months ended September 30, 2021.

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
Cash and cash equivalents increased by $4.0 million to $24.0 million as of September 30, 2022 compared to $20.0 million as of December 31, 2021, while working capital excluding cash and current liabilities under debt and lease arrangements increased $224.1 million.
We have $425.0 million committed under the ABL Facility subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of September 30, 2022, the borrowing base was calculated to be $425.0 million, and the Company had $150.0 million outstanding, in addition to a letter of credit in the amount of $1.4 million, with $273.6 million of remaining availability. Additionally, we have $105.2 million borrowings remaining on the Term Loan Facility, which was originally $175.0 million.
The ABL Facility has a maturity date of the earlier of (a) October 22, 2026 and (b) to the extent the debt under the Term Loan Facility remains outstanding 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024.
On July 18, 2022, the Company entered into an amendment to the ABL Facility (the “Seventh ABL Amendment”). The Seventh ABL Amendment amended certain terms, provisions, and covenants of the ABL Facility, including among other things: (i) increasing the maximum borrowing amount by $75.0 million to $425.0 million, subject to certain borrowing base limitations based on percentage of eligible accounts receivable and inventory, (ii) modifying certain covenant and reporting-related baskets, and (iii) replacing LIBOR with the secured overnight financing rate (“SOFR”) as the interest rate benchmark.
On August 12, 2022, the Company entered into an amendment to the Term Loan Facility (the “Sixth Term Loan Amendment”). The Sixth Term Loan Amendment amended certain terms, provisions and covenants of the Term Loan Facility, including among other things: (i) a waiver of the fixed charge coverage ratio requirements for up to $100.0 million of restricted payments made in connection with the Company’s 2022 stock repurchase program for its common stock; (ii) the addition of a minimum liquidity requirement of $150.0 million in order to make selected restricted payments, including those made under the 2022 stock repurchase program; (iii) the modification of certain covenant and reporting-related terms, including an increase in the allowance for permitted purchase money indebtedness from $50.0 million to $70.0 million; (iv) the addition of a prepayment premium of 1.0% through the first anniversary of the Sixth Term Loan Amendment effective date; and (v) the addition and modification of several provisions to replace LIBOR with SOFR as the interest rate benchmark.
The Credit Facilities contain covenants that restrict our ability to take certain actions. At September 30, 2022, the Company was in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in “Item 1. Financial Statements (unaudited)” for further details.
We have no material off balance sheet arrangements as of September 30, 2022, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements—Note 15—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated over the next two years.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$292,610	$80,142	$212,468
Net cash used in investing activities	(333,875)	(119,319)	(214,556)
Net cash provided by financing activities	45,642	5,149	40,493
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2022 and 2021
Operating Activities. Net cash provided by operating activities was $292.6 million for the nine months ended September 30, 2022, compared to $80.1 million for the nine months ended September 30, 2021. The $212.5 million increase in cash from operating activities is primarily attributable to a $1.1 billion increase in revenues, offset by a $679.6 million increase in cash operating expenses and a $238.5 million decrease in cash from changes in working capital for the nine months ended September 30, 2022, compared to a $2.8 million increase in cash from changes in working capital for the nine months ended September 30, 2021.
Investing Activities. Net cash used in investing activities was $333.9 million for the nine months ended September 30, 2022, compared to $119.3 million for the nine months ended September 30, 2021. Cash used in investing activities was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 as the Company continued to invest in equipment, including building new digiFrac™ fleets and deploying additional fleets, to support increased customer demand in next generation equipment and technology.
Financing Activities. Net cash provided by financing activities was $45.6 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2021. The $40.5 million increase in cash provided by financing activities was primarily due to net borrowings of $132.0 million on the ABL Facility during the nine months ended September 30, 2022, compared to $16.0 million net borrowings on the ABL Facility for the nine months ended September 30, 2021. Additionally, there was a $1.4 million decrease in payments on finance lease liabilities as the asset value of finance leases active for the full period has decreased since September 30, 2021. These changes were offset by a $70.1 million increase in cash payments made in connection with share repurchases for the nine months ended September 30, 2022, compared to cash payments of $0.0 million for the nine months ended September 30, 2021.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of shares of our Class A Common Stock, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of September 30, 2022, except for obligations of $44.5 million payable within 2022, $47.3 million in 2023, and $4.2 million payable thereafter. See Note 15—Commitments & Contingencies to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for information regarding scheduled contractual obligations. There have been no other material changes to cash requirements since the year ended December 31, 2021.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The combined effective tax rate applicable to the Company for the nine months ended September 30, 2022 and 2021 was 1.5% and (7.8)%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% due to the Company recording a valuation allowance on its U.S. net deferred tax assets as of September 30, 2022, due to entering into a three year cumulative pre-tax book loss position, primarily as a result of COVID-19 related losses in 2021. The Company’s effective tax rate is also less than the statutory rate because of foreign operations for 2021, and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company for the nine months ended September 30, 2022 and 2021. The Company recognized income tax expense of $2.6 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, which included the impact of recording a valuation allowance on a portion of the Company’s net deferred tax assets.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We recorded a valuation allowance in the second quarter of 2021, against all of our deferred tax assets as of December 31, 2020 and continue to record a valuation allowance for the quarter ended September 30, 2022. We intend to continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next few quarters, including as soon as the fourth quarter of 2022, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to the income tax expense for the period the release is recorded. In addition, release of the valuation allowance would result in an increase in the tax receivable agreement liability and an increase in the tax receivable agreement loss for the period the release is recorded. For the quarter ended September 30, 2022, the unrecognized TRA liability is approximately $50 million. The valuation allowance as of December 31, 2021 was $91.3 million and no additional income tax benefit or expense has been recorded as a result of the valuation allowance through the quarter ended September 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and nine months ended September 30, 2022, the Company recorded foreign currency translation losses to comprehensive income of $6.3 million and $8.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded a foreign currency translation loss of $2.3 million and a foreign currency translation gain of $0.4 million, respectively, to comprehensive loss.
Other exposures to market risk have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we integrated accounting functions of the entities acquired in the PropX Acquisition on October 26, 2021. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that we will repurchase shares of our Class A Common Stock in any particular amounts.
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
The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on natural gas commodity prices.
The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. In October 2022, OPEC+ again determined to reduce production of oil, by approximately 2 million barrels per day. OPEC+ will hold its next meeting on December 4, 2022, and future steps to be taken by OPEC+ with respect to the supply of oil are uncertain. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	—	—	250,000,000
August 1 - August 31	3,196,002	15.08	3,196,002	201,792,691
September 1 - September 31	1,506,164	14.47	1,506,164	180,000,041
Total	4,702,166	14.89	4,702,166	180,000,041
(1) On July 25, 2022, the Company’s Board of Directors authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $14.89 was calculated excluding commissions.
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

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Oilfield Services Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger (4)

10.1
Increase Joinder and Seventh Amendment to Credit Agreement, dated July 18, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. *

10.2
Sixth Amendment to Credit Agreement, dated August 12, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, Proppant Express Solutions, LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto. *

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

Signature
/s/ Christopher A. Wright
Date:	October 20, 2022	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 20, 2022	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 20, 2022	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)