Form 10-K
period 2022-12-31
Liberty Energy Inc.
filed 2023-02-10
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.0 billion, determined using the per share closing price on the New York Stock Exchange on that date of $12.76. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 6, 2023 the Registrant had 176,111,866 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
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
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Lium, LLC (“Lium Research”) as of December 31, 2022, and industry content and figures provided by Baker Hughes Co. (“Baker Hughes”) as of December 31, 2022. Neither Lium Research nor Baker Hughes is a member of the Financial Industry Regulator Authority or the Securities Investor Protection Corporation and neither is a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.
TRADEMARKS, SERVICE MARKS AND TRADENAMES
This Annual Report contains trademarks, tradenames, and service marks that are owned by us or other companies, which are our property. Solely for convenience, the trademarks, tradenames, and service marks referred to in this Annual Report may appear without the ® and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, and service marks. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

As used in this Annual Report, except as otherwise indicated or required by the context, all references in this Annual Report to (i) the “Company,” “we,” “us” and “our” refer to Liberty Energy Inc. and its consolidated subsidiaries; (ii) “Liberty LLC” refer to Liberty Oilfield Services New HoldCo LLC; (iii) “Schlumberger” refer to, collectively, Schlumberger Technology Corporation and Schlumberger Canada Limited; and (iv) “PropX” refer to Proppant Solutions, LLC and its predecessor in interest.
Item 1. Business
Our Company
We are a leading integrated energy services and technology company focused on providing innovative hydraulic services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
Our hydraulic fracturing fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, engines, transmissions, radiators and other supporting equipment that are typically mounted on trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high-pressure fracturing iron, which are necessary to perform a typical hydraulic fracturing job, as a “fleet,” and the personnel assigned to each fleet as a “crew.” The size of each fleet and crew can vary depending on the requirements of each job design.
We also have wireline operations as a result of the acquisition of Schlumberger’s OneStim business in December 2020, whereby we obtained certain assets and liabilities of the OneStim business including OneStim’s hydraulic fracturing pressure pumping services business in onshore United States and Canada (the “OneStim Acquisition”). Our wireline units consist of a truck equipped with a spool of wireline that is lowered into wells to convey specialized tools or equipment, such as perforating guns and charges, which are necessary to connect the wellbore with the target formation. This operation is performed between each hydraulic fracturing stage. Our wireline service is primarily offered alongside our hydraulic fracturing services, which allows us to maximize efficiency for our customers through optimized coordination of the wireline and hydraulic fracturing services. In addition, we also offer our wireline service on a stand-alone basis.
As a result of the PropX Acquisition, which was completed in October 2021, we are now a leading provider of last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that PropX wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect™, for sale or as hosted software as a service.
Our operations are organized into a single business segment, which consists of hydraulic fracturing services, including wireline, proppant delivery and goods, including our Permian Basin sand mines, and we have one reportable geographical segment, North America. We have grown from one active hydraulic fracturing fleet as of December 2011 to over 40 active fleets as of December 31, 2022. We are focused on providing “next-generation” frac fleets and technologies to assist our customers with completing their wells in an environmental, social, and governance (“ESG”)-friendly manner.
Our founders and management are pioneers in the development of data-driven hydraulic fracturing technologies for application in shale plays. Prior to founding the Company, the majority of our management team founded and built Pinnacle Technologies, Inc. (“Pinnacle Technologies”) into a leading fracturing technology company. In 1992, Pinnacle Technologies developed the first commercial hydraulic fracture mapping technologies, analytical tools that played a major role in launching the shale revolution. Our extensive experience with fracture technologies and customized fracture design has enabled us to develop new technologies and processes that provide our customers with real-time solutions that significantly enhance their completions. These technologies include hydraulic fracture propagation models, reservoir engineering tools, large, proprietary shale production databases and multi-variable statistical analysis techniques. Taken together, these technologies have enabled us to be a leader in hydraulic fracture design innovation and application. Our management team has an average of over 20 years of energy services experience, and the majority of our management team worked together before founding our company.
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
•In 2021, we announced the successful test of digiFrac™, our innovative, purpose-built electric frac pump that has approximately a 25% lower CO2e emission profile than the Tier IV DGB. We have entered into two multi-year arrangements with customers for digiFrac fleets and commenced delivery of commercial pumps in the fourth quarter of 2022.
•In October 2021, we closed the acquisition of PropX. PropX offers innovative, environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions.
•In August 2022, we released our second annual Bettering Human Lives report, highlighting the importance of energy in the modern world and Liberty’s ESG 2021 data, which was updated to cover the critical link hydrocarbons play in geopolitics, food, and their role in enabling the modern world.
We are continuously committed to engagement in our communities. We provide K-12 scholarships to low-income children through ACE (Alliance for Choice in Education), and we have launched a Liberty Scholars program at Montana Technological University to enable lower-income students to obtain a college engineering education. In 2022, over 100 students received Liberty scholarships. We have numerous other efforts encompassing our three pillars of outreach: education, military services, and alleviating poverty. Since launching Liberty’s matching program in 2021, Love Liberty, we have supported an additional 25 organizations near and dear to our employee’s hearts across all districts. Every year we strive to create lasting relationships and impacts throughout all our communities with the mission to better human lives through the growth of individual liberty and opportunity.
Cyclical Nature of Industry
We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies of hydrocarbons and reduced prices which in turn tend to drive a future reduction in E&P companies capital expenditures and reduce demand for energy services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort comparisons of results across periods.

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
Today, we hold approximately 500 patents and patent licenses relating to our engineering and technology solutions. We seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights when warranted. We believe our patents, trademarks, and other protections for our proprietary technologies are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely, to a great extent, on the technical expertise and know-how of our personnel to maintain our competitive position, and we take commercially reasonable measures to protect trade secrets and other confidential and/or proprietary information relating to the technologies we develop.
Human Capital Management
As of December 31, 2022, we had 4,580 employees and no unionized labor. We believe we have good relations with our employees and that one of our key competitive advantages is our people. Our highly trained, experienced and motivated employees are critical to delivering our hydraulic fracturing services. Taking care of our employees is one of our top priorities, and we continually invest in hiring, training and retaining the employees we believe to be the best in our field. We consistently assess the current business environment and labor market to refine our compensation and benefits programs in order to attract and retain top talent in our industry. We strive to promote from within our existing employee base to manage new hydraulic fracturing fleets and organically grow our operating expertise. This organic growth is essential in achieving the expertise and level of customer service we strive to provide each of our customers. As a result, we plan to continue to invest in our employees through both personal and professional training to attract and retain the best individuals in our areas of operation. Overall, we focus on individual contributions and team success to foster a culture built around operational excellence and superior safety.
Health and Safety
Our people are our most important asset and ensuring their safety and the safety of those around them is the most important thing we do. Making certain that the Liberty team is well trained to handle the complexities of daily field operations, and that their training and competency remains current with the latest technology and standards is a key component. In order to facilitate this training, we have developed the Liberty Frac Academy, a thorough program where employees are trained on various aspects of the Company, from safety in equipment operation to leadership skills. The Liberty Frac Academy not only ensures dissemination of high-quality training material, but also provides a forum for sharing best practices and lessons learned across the Company. As a result, we are among the safest service providers in the industry with a constant focus on Health, Safety and Environmental performance and service quality, as evidenced by an average incident rate that was 29% less than the industry average from 2020 to 2022. Our employee-centered focus and reputation for safety has enabled us to obtain projects from industry leaders with some of the most demanding safety and operational requirements.

Programs and Benefits
One way we have demonstrated a history of investing in our workforce is by offering competitive salaries and wages. To foster a strong sense of ownership, restricted stock units are provided to eligible employees under our long-term incentive plan. Furthermore, we offer innovative benefits to all eligible employees, including, among others, comprehensive health insurance coverage, parental leave to all new parents, for birth or adoption, financial support for child adoption, leave to care for partners with serious health conditions, 401(k) savings plan and educational tuition assistance for both bachelor’s degree and master’s degree programs. We are also passionate about community investment and, in 2019, we joined the Ban the Box initiative which provides work opportunities for formerly incarcerated individuals.
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
Air Emissions
The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. In recent years, the CAA has been used to impose additional stringent requirements upon oil and gas production operations. While these rules may not be directly applicable to our business, they are applicable to the business of our customers. Promulgation of stricter permitting or emission control requirements could delay or impair our or our customers’ ability to obtain air emission permits, to develop new wells and to continue to operate existing wells, and result in fewer wells being drilled or redeveloped, causing a decrease in demand for our services. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
Climate Change
The EPA has determined that emissions of greenhouse gases, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established greenhouse gas emissions reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of greenhouse gases to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to greenhouse gas emissions permitting and best available control technology requirements because none of our facilities are presently major sources of greenhouse gas emissions, such requirements could become applicable to our customers. In addition, the EPA has used the CAA to impose additional greenhouse gas emissions control requirements upon our customers. The recently passed Inflation Reduction Act (“IRA 2022”) imposes a methane emissions charge on certain emissions from specific classes of sources that are required to report their greenhouse gas emissions. The fee will start in calendar year 2024. This fee as well as additional requirements on greenhouse gas emissions from our customers could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition, and results of operations. Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, and many states have already established regional greenhouse gas “cap-and-trade” programs. The adoption of any legislation or regulation that restricts emissions of greenhouse gases from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services.
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
Endangered Species Act and Migratory Bird Treaty Act
The federal Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development and development of sand mines used for hydraulic fracturing. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. Future implementation of the rules implementing the ESA and the MBTA are uncertain. If we or our customers were to have areas within our respective operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business.

Canadian Laws and Regulations
Companies such as us offering energy services that include hydraulic fracturing, engineering, and wireline services in the Province of Alberta in Canada are regulated by both the provincial government of Alberta (“Province”) and the federal government of Canada (“Canada”). This includes, but is not limited to, regulation related to environmental protection legislation, climate change legislation, fracking legislation, and legislation related to wildlife. In addition to being regulated by the Province and Canada, energy services companies may also be subject to other international, national, and subnational laws, regulations, and policies.
Provincial Legislation
Energy services companies are primarily regulated by provincial governments in Canada. For example, in Alberta, provincial legislation potentially applicable to our Canadian operations includes the Environmental Protection and Enhancement Act, RSA 2000, e E-12. This Act promotes the protection, enhancement and wise use of the environment, and deals with matters such as air emissions, water discharges, and the handling of hazardous substances and waste control (for example, under the Waste Control Regulation, Alta Reg 192/1996).
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
The Alberta Energy Regulator has a number of directives that are applicable to energy services companies, such as Directive 050 which addresses salinity ranges for soils that can receive drilling wastes, and Directive 058, which sets out regulatory requirements for the handling, treatment, and disposal of upstream oilfield waste. Other provinces in Canada have their own statutory regime applicable to oilfield service companies.
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

Properties
Properties
Our corporate headquarters are located at 950 17th Street, Suite 2400, Denver, Colorado 80202. We lease our general office space at our corporate headquarters. The lease expires in December 2027. We currently own or lease the following additional principal properties:

District Facility Location	Size	Leased or Owned
Midland, TX	160,000 sq. ft on 147 acres	Owned
Odessa, TX	77,500 sq. ft on 47 acres	Owned
Cibolo, TX	90,000 sq. ft on 34 acres	Owned
Kermit, TX	5,000 acres	Owned
Monahans, TX	3,200 acres	Owned
Magnolia, TX	63,350 sq. ft.	Leased (through May 31, 2031)
Gainesville, TX	170,000 sq. ft.	Leased (through August 31, 2023)
Shreveport, LA	225,000 sq ft. on 50 acres	Owned
Cheyenne, WY	115,000 sq. ft on 60 acres	Owned
Gillette, WY	32,757 sq. ft on 15 acres	Leased (through December 31, 2034)
Henderson, CO	50,000 sq. ft on 13 acres	Leased (through December 31, 2034)
Henderson, CO	96,582 sq. ft on 12 acres	Owned
Williston, ND	30,000 sq. ft on 15 acres	Owned
Farmington, NM	34,000 sq. ft on 30 acres	Owned
El Reno, OK	80,000 sq. ft on 33 acres	Owned
Red Deer, AB	170,000 sq. ft on 42 acres	Owned
Grand Prairie, AB	135,000 sq. ft on 40 acres	Owned
Huallen, AB	80 acres	Owned
We also lease several smaller facilities, which leases generally have terms of one to six years. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Marketing and Customers
We have developed long-term partnerships with our customers through a continuous dialogue focused on their production economics. Further, we have a proven track record of executing our customers’ plans and delivering on time and in line with expected costs. Our customer base includes a broad range of integrated and independent E&P companies, including some of the largest E&P companies in our areas of operation such as Occidental Petroleum Corp, ConocoPhillips Company, BP p.l.c., and ExxonMobil. Our technological innovations, customer-tailored approach and track record of consistently providing high-quality, safe and reliable service has allowed us to develop long-term customer partnerships, which we believe makes us the service provider of choice for many of our customers.
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region and are supported by our corporate headquarters. For the years ended December 31, 2022, 2021 and 2020, our top five customers collectively accounted for approximately 30%, 27%, and 48% of our revenues, respectively. For the years ended December 31, 2022 and 2021, no customer accounted for more than 10% of our revenues. For the year ended December 31, 2020, PDC Energy Inc., WPX Energy, Conoco-Phillips Company, and Parsley Energy Operations, LLC each accounted for more than 10% of our revenues.
Suppliers and Raw Materials
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment and have started to internally design and assemble key pump and maintenance parts. In addition, we have built a strong relationship with the assemblers of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow. In 2018, we vertically integrated a supplier of certain major components through the acquisition of ST9 Gas and Oil LLC. In October 2021, we vertically integrated a supplier of our containerized sand and last mile proppant logistics solutions with the acquisition of PropX.

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
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States and Canada, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company as well as other companies including Calfrac Well Services Ltd., ProFrac Holding Corp., NexTier Oilfield Solutions Inc., Universal Pressure Pumping, Inc., ProPetro Services, Inc., RPC, Inc., and STEP Energy Services. In addition, we compete regionally with smaller service providers.
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
Various federal, state, local and other applicable legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies but increased scrutiny and regulation by federal agencies does occur. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance regarding the permitting of such activities. Furthermore, the U.S. Bureau of Land Management has previously published rules that established stringent standards relating to hydraulic fracturing on federal and Native American lands. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. These rules have been the subject of ongoing legal challenges. In January 2021, President Biden issued an executive order that called for issuance of proposed rules by no later than September 2021 that would restore rules for methane standards applicable to new, modified, and reconstructed sources and establish new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments. On November 2021, the EPA proposed such a rule and in November 2022, EPA issued a proposal that updates and expands on the November 2021 proposal. If adopted, such a rule could make it significantly more difficult and/or costly to drill and operate oil and gas wells. As a result, such rule, if adopted, could result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in Congress to provide for further federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.
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
Federal legislation and regulatory initiatives relating to drilling on federal lands could harm our business and negatively impact the oil and natural gas industry.
Businesses and operations of our customers may be carried out on federal lands. The Biden administration has announced that it is considering more stringent regulations for operations on such lands, and in January 2021, the U.S. Department of the Interior issued an order that effectively suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. However, the suspension does not limit existing operations under valid leases.
President Biden followed with an executive order directing the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. The leasing suspension has been the subject of several lawsuits, resulting in conflicting decisions on the legality of the lease suspension. For example, in August 2022, the U.S. District Court for the Western District of Louisiana blocked the Biden administration’s ability to unilaterally pause oil and gas leasing in 13 states, holding that the U.S. Department of the Interior violated federal law when it canceled onshore and offshore leasing on federal lands. While the various lawsuits were pending, in August 2022, Congress passed the 2022 IRA which, among other things, makes changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and requires the Biden administration to hold several oil and gas lease auctions, including many that had been suspended or cancelled.
Additionally, in November 2021, the U.S. Department of the Interior released a report on the federal oil and gas leasing program, which found that the current program fails to serve the public interest. The report makes several recommendations, including increasing royalty rates and adding new restrictions on what lands are made available for oil and gas development to minimize leasing of lands with low potential for development. The U.S. Department of the Interior is expected to propose rules based on these recommendations. In April 2022, the U.S. Department of the Interior also announced that the U.S. Bureau of Land Management would post notices for significantly reformed onshore lease sales that would promote the public interest in public lands while addressing deficiencies in the current federal oil and gas leasing program. The new lease sales will incorporate many of the recommendations in the U.S. Department of the Interior report on the federal leasing program. Such scheduled sales began in June 2022.
Furthermore, a group of oil and gas related interests has also sued alleging that lease sales are not occurring as required under the Mineral Leasing Act. In addition, where lease sales have occurred, environmental groups have sued to block the sales. On June 1, 2022, the U.S. District Court for the District of Columbia granted a motion to voluntarily dismiss three cases after the U.S. Bureau of Land Management and other defendants agreed to conduct more robust environmental reviews of certain oil and gas leases and reconsider the cumulative climate effects of these leases. The settlement agreements apply to nearly four million acres of land in Colorado, Wyoming, Utah, Montana, and New Mexico. If the U.S. Bureau of Land Management fails to complete its obligations under the settlement agreements, the plaintiffs can reinstate the litigation.
To the extent our customers operate on leased federal land, these and other regulatory actions could have a material adverse effect on the Company and our industry.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year 2022, the posted WTI price traded at an average of $94.90 per barrel (“Bbl”), as compared to the 2021 average of $68.13 per Bbl and the 2020 average of $39.16 per Bbl. During the fourth quarter of 2022, WTI oil prices averaged $82.79 compared to $93.06 in the third quarter of 2022 and $77.33 in the fourth quarter of 2021. If the prices of oil and natural gas remain or become more volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
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
As described above, in January 2021, the U.S. Department of the Interior issued an order that effectively suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days, but the suspension does not limit existing operations under valid leases. President Biden followed with an executive order that ordered the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. This order further directs agencies to identify fossil fuel subsidies provided by such agencies and take measures to ensure that federal funding is not directly subsidizing fossil fuels, with an objective of eliminating fossil fuel subsidies from federal budget requests beginning in 2022. This order is currently being challenged by industry groups. While the various lawsuits were pending, in August 2022, Congress passed the 2022 IRA which, among other things, makes changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and requires the Biden administration to hold several oil and gas lease auctions, including many that had been suspended or cancelled. For additional information, see the risk factor titled “Federal legislation and regulatory initiatives relating to drilling on federal lands could harm our business and negatively impact the oil and natural gas industry.”
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

Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. Additionally, in 2016 EPA adopted a pretreatment standard that prohibits the discharge of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly owned treatment works. Further, regulations implemented under both federal and state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. These laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and could result in restrictions, delays, or cancellations of our customers’ operations, the extent of which cannot be predicted.
Our operations are subject to risks associated with climate change and potential regulatory programs meant to address climate change; these programs may impact or limit our business plans, result in significant expenditures or reduce demand for our services and reduce our revenues.
Climate change continues to be the focus of political and societal attention. Numerous proposals have been made and are likely to be forthcoming on the international, national, regional, state and local levels to reduce GHG emissions. These efforts have included or may include cap-and-trade programs, carbon taxes, GHG reporting obligations and other regulatory programs that limit or require control of GHG’s from certain sources. Upon taking office, President Biden issued several Executive Orders relating climate change, envisioning a “government-wide approach” to climate policy. At the 26th Conference of the Parties of the United Nations Framework Convention on Climate Change held in October and November 2021, President Biden announced a commitment to significantly reduce GHG’s and transition the U.S. economy to net-zero carbon by 2050. At the 27th Conference of the Parties in 2022, President Biden reinforced these commitments and emphasized efforts to reduce methane emissions from the oil and gas sector. Programs addressing climate change may limit the ability to produce crude oil and natural gas, require stricter limits on the release of methane or other GHGs, increase reporting and/or other compliance obligations associated with GHG emissions, limit the ability to explore in new areas, limit the construction of pipelines and related equipment or may make it more expensive to produce, any of which may decrease the demand for our services and our revenues.
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
An increased expectation that companies address ESG matters (including climate change) may have a myriad of impacts on our business. Some investors and lenders are factoring these issues into investment and financing decisions. They may rely upon companies that assign ratings to a company’s ESG performance. Unfavorable ESG ratings, as well as recent activism around fossil fuels, may dissuade investors or lenders from us and toward other industries, which could negatively impact our stock price or our access to capital. Additionally, some potential sources of investment or financing have announced an intention to avoid or limit investment in companies that engage in hydraulic fracturing. While a substantial number of major banks and financing sources remain active in investments related to hydraulic fracturing, it is possible that the investment avoidance or limitation theme could expand in the future and restrict access to capital for companies like us.
Moreover, while we have and may continue to create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, to the extent that we report GHG emissions data, the methodologies that we use to calculate our emissions may change over time based upon changing industry standards. We note that standards and expectations regarding the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring our emissions maybe considered inconsistent with common or best practices with respect to measuring and accounting for such matters. If our approaches to such matters fall out of step with common or best practice, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition or results of operation.
Furthermore, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting climate related risks. To the extent that any proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosure in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. Furthermore, in November 2022, the U.S. Department of Labor adopted final rules that allow plan fiduciaries to consider climate change and other ESG factors when they select retirement investments and exercise shareholder rights, such as proxy voting. Should plan investors decide to not invest in us based on ESG factors, our business and access to capital may be negatively impacted.
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
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. In particular, the ESA restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations and the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities are located. The FWS is currently conducting a review to determine whether listing the dunes sagebrush lizard as endangered or threatened under the ESA is warranted. In July 2020, the FWS published a 90-day finding that a 2018 petition seeking that the dunes sagebrush lizard be listed as endangered or threatened presented substantial evidence indicating that listing may be warranted. In May 2022, an environmental group filed suit against the U.S. Department of the Interior and the FWS alleging that they have unlawfully delayed protection of the dunes sagebrush. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and we and our customers could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat. Furthermore, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement with respect to environmental matters could restrict, delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities.
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
The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. In October 2022, OPEC+ again determined to reduce production of oil, by approximately 2 million barrels per day. At its meeting on December 4, 2022, OPEC+ agreed to keep its current policy unchanged as the oil markets struggle to assess the impact of a slowing Chinese economy on demand, and the Group of Seven Nations agreed on a price cap on Russian oil supply.
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
In connection with the Company’s initial public offering (the “IPO”), on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direction Partnership, L.P. and the then-existing owners of Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) that continued to own Liberty LLC Units (each such person and any permitted transferee, a “TRA Holder”). The TRAs generally provide for the payment by the Company to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually recognizes (or is deemed to recognize in certain circumstances) as a result of certain increases in tax basis, net operating losses available to the Company as a result of the corporate reorganization performed in connection with the IPO (the “Corporate Reorganization”), and certain benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.
The Company is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Because the Company has no independent means of generating revenue, its ability to make payments under the TRAs is dependent on the ability of its subsidiaries to make distributions to the Company in an amount sufficient to cover its obligations under the TRAs. To the extent that the Company is unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest until paid.
The term of each of the TRAs continues until all tax benefits that are subject to such TRAs have been utilized or expired, unless the Company experiences a change of control (as defined in the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs are terminated early (at the Company’s election or as a result of its breach), and the Company makes the termination payments specified in such TRAs. In addition, payments the Company makes under the TRAs will be increased by any interest earned from the due date (without extensions) of the corresponding tax return. Payments under the TRAs commenced in 2020 and so long as the tax savings are recognized and the TRAs are not terminated, payments are anticipated to continue for 15 years after the date of the last redemption of the Liberty LLC Units, which occurred on January 31, 2023. Accordingly, if the applicable U.S. federal corporate tax rate is increased, then the amount of TRA payments paid in the future may also increase.
In certain cases, if the Company experiences a change of control (as defined under the TRAs, which includes certain mergers, asset sales and other forms of business combinations) or the TRAs terminate early (at the Company’s election or as a result of its breach), the Company would be required to make an immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result, the Company’s obligations under the TRAs could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. There can be no assurance we will be able to finance our obligations under the TRAs. Furthermore, as a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change in control transaction than they would receive in the absence of such obligation. Because our payment obligations under the TRAs will not be conditioned upon the TRA Holders’ having continued interest in the Company or Liberty LLC, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.
Payments under the TRAs are based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the TRAs if any tax benefits that have given rise to payments under the TRAs are subsequently disallowed in an audit, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances the Company could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect the Company’s liquidity. Furthermore, the payments under the TRAs will not be conditioned upon a holder of rights under each of the TRAs having a continued ownership interest in the Company or Liberty LLC. For further details of the TRAs, see Note 12—Income Taxes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

General Risks Related to our Business
COVID-19 has had in the past, and may in the future have, a material adverse effect on the demand for our services, our operations, business and financial results.
The COVID-19 pandemic created significant uncertainty and economic disruption, as well as heightened volatility in the prices of oil and natural gas. Although government response measures to COVID-19 have generally relaxed, the ultimate impact of this pandemic is uncertain and subject to change. The collapse in the demand for oil during 2020 caused by this unprecedented global health and economic crisis, coupled with an oil oversupply, had a material adverse impact on the demand for our services and on our financial condition, results of operations and cash flows.
We are closely monitoring the continuing effects of the pandemic on our customers, operations, and employees. Oil demand and the demand for our services have since recovered from the lows experienced during the onset of the pandemic. The extent to which our operating and financial results will be affected by COVID-19 in the future will depend on various factors and consequences, such as the ultimate duration and scope of the pandemic, any additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider presenting significant risks to us.
We cannot predict the ultimate duration or scope of the COVID-19 pandemic or the response of the overall economy and the financial markets to the COVID-19 pandemic and response measures. Accordingly, if the pandemic worsens or if actions taken by governments and businesses in response to the pandemic in 2020 are re-enacted, the demand for our services may fall again, which would have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Other inflationary pressures could affect wages, the cost and availability of components, materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.
Reliance upon a few large customers may adversely affect our revenue and operating results.
Our top five customers represented approximately 30%, 27%, and 48%, of our consolidated revenue for the years ended December 31, 2022, 2021, and 2020, respectively. It is possible that we will derive a significant portion of our revenue from a concentrated group of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other operators, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.

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
Effective January 23, 2023, using proceeds from borrowings on our ABL Facility, we repaid all amounts outstanding under the Term Loan Facility. As of February 6, 2023, we had $284.0 million outstanding under our ABL Facility (defined herein), as well as a letter of credit in the amount of $2.6 million, with a borrowing base of $430.4 million. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.”
Moreover, subject to the limits contained in our ABL Facility, we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:
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
Our operations are located in different regions of the United States and Canada. Some of these areas, including the DJ Basin, Powder River Basin, Williston Basin and our Canadian operations, are adversely affected by seasonal weather conditions, primarily in the winter and spring. However, as evidenced by the severe winter weather experienced in the southern United States and Canada during December 2022, weather-related hazards can exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations or obtain adequate supplies of raw material or fuel, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, such as the coronavirus, or other similar catastrophic event outside of our control, our business and results of operations could suffer.
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
In February of 2022, Russian military forces invaded Ukraine, resulting in conflict and disruption in the region. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable. This conflict has led and may continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of the invasion and ongoing military conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have implemented and may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.
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
There can be no assurance we will repurchase shares of our Class A Common Stock in any particular amounts.
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
Holders of our Common Stock
As of February 6, 2023, there were 24 stockholders of record of our Class A Common Stock and no stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
On April 2, 2020, the Company suspended future quarterly dividends until they were reinstated on October 18, 2022 by the Company’s Board of Directors (the “Board”). The Company paid cash dividends of $0.05 per share of Class A Common Stock on December 20, 2022 to stockholders of record as of December 6, 2022. The declaration of dividends is subject to approval by the Board and to the Board’s continuing determination that such declaration of dividends is in the best interests of the Company and its stockholders. Future dividends may be adjusted at the Board’s discretion based on market conditions and capital availability. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K (or on Form 10-Q in lieu of Form 8-K).
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through July 2024.
During the year ended December 31, 2022, the Company repurchased and retired 8,185,890 shares of Class A Common Stock for $125.3 million or $15.31 average price per share including commissions, under the share repurchase program. Included in these repurchases, on November 15, 2022, the Company repurchased and retired 1,700,000 shares of Class A Common Stock for $27.8 million or $16.35 average price per share from Schlumberger, under the share repurchase program.
As of December 31, 2022, $124.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program and $329.7 million as of February 6, 2023, following the authorization increase.

The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	—	—	—	180,000,041
November 1, 2022 - November 30, 2022	1,906,221	16.30	1,906,221	148,922,516
December 1, 2022 - December 31, 2022	1,577,503	15.28	1,577,503	124,816,890
Total	3,483,724	15.84	3,483,724	124,816,890
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. The $250.0 million increase is not represented in the dollar value of shares that may yet be purchased under the plans or programs in the chart above. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $15.84 was calculated excluding commissions.

Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since January 12, 2018, the first day on which shares of our Common Stock issued in our IPO commenced trading on the NYSE and each semi-annual period thereafter through December 31, 2022. The graph assumes that $100 was invested in our Class A Common Stock in each index on January 12, 2018 and that any dividends were reinvested on the last day of the month in which they were paid. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	For Year Ended 2018			For the Year Ended 2019		For the Year Ended 2020
	January 12,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Liberty Energy Inc.	$100.00	$83.87	$58.38	$73.40	$50.91	$25.55	$48.08
Standard & Poor’s 500 ® Index	100.00	97.00	89.45	104.97	115.28	110.62	134.02
Philadelphia Oil Service Index	100.00	95.91	49.91	50.37	48.48	20.67	27.45

	For the Year Ended 2021		For the Year Ended 2022
	June 30,	December 31,	June 30,	December 31,
Liberty Energy Inc.	$66.03	$45.23	$59.50	$74.89
Standard & Poor’s 500 ® Index	153.34	170.07	135.07	137.00
Philadelphia Oil Service Index	39.47	32.65	41.05	51.93

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” Except as required by law, we assume no obligation to update any of these forward-looking statements. This section of this Annual Report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For discussion of year ended December 31, 2020, as well as the year ended 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of December 31, 2022. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
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
Recent Trends and Outlook
We believe the fundamental outlook for North American hydrocarbons remains healthy. E&P customers continue to see attractive drilling returns, particularly in oil, even as breakeven prices have increased from the pandemic lows. Major operators are redirecting capital spending to North America and domestic E&P operators’ pronouncements of returns targets infer a continuation of resource development to at least offset natural production declines. As North American oil and gas production reaches new heights, we expect to experience a rising level of frac demand to simply keep production flat. While some industry pullback in natural gas regions is possible, due to decreasing prices, demand in oilier areas continues to outstrip supply and we do not expect this possible pullback will have an impact on overall frac demand in 2023.
While demand currently remains strong, we acknowledge there is an elevated recession risk looming in global markets. However, we believe the impact of a possible recession on the industry in 2023 would be relatively muted due to disruptions in global oil supply, rather low spare global production capacity, and increased demand from the gradual reopening of China and rising global travel. We believe oil supply growth remains challenged as the release of U.S. strategic petroleum reserves subsides, the impact of the Russian oil products export embargo hits in the first quarter of 2023, and reduced investment across the Russian industry gradually impacts production.
In addition to the overall strong demand for frac supply, E&P operators are also focused on obtaining top tier equipment and service providers. Demand for natural gas powered fleets, in an effort to reduce fuel costs and emissions is strong and the transition to natural gas-powered fleets is happening at a measured pace, which so far is roughly aligned with the attrition of the industry’s older generation diesel frac capacity.
During the year 2022, the posted WTI price traded at an average of $94.90 per barrel (“Bbl”), as compared to the 2021 average of $68.13 per Bbl, and the 2020 average of $39.16 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 947 rigs reported in the fourth quarter of 2022, up from the average in the fourth quarter of 2021 of 704, according to a report from Baker Hughes.
Acquisitions
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
On October 26, 2021, the Company acquired PropX in exchange for $11.9 million in cash, 3,405,526 shares of Class A Common Stock and 2,441,010 shares of Class B Common Stock, and 2,441,010 Liberty LLC Units, for total consideration of $103.0 million, based on the Class A Common Stock closing price of $15.58 on October 26, 2021, subject to customary post-closing adjustments. The Liberty LLC Units were redeemable for an equivalent number of shares of Class A Common Stock at any time, at the election of the shareholder. Founded in 2016, PropX is a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that PropX wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect, for sale or as hosted software as a service.
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
Improved drilling economics from horizontal drilling and greater rig efficiencies. Unconventional resources are increasingly being targeted through the use of horizontal drilling. According to Baker Hughes, as reported on January 27, 2023, horizontal rigs accounted for approximately 91% of all rigs drilling in the United States and Canada, up from 77% as of December 26, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. Today the majority of E&P drilling is on multi-well pad development, allowing efficient drilling of multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Lium Research, has dropped from 28 days in 2014 to 18 days in 2022.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of frac stages and/or the number of perforation clusters (frac initiation points) has also increased. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Liberty’s FracTrends database, from six million pounds per well in 2014 to over 20 million pounds per well in 2022. Further efficiency gains are being sought via the “simul-frac”

technique. Utilizing a larger frac fleet (1.25x to 2x the normal horsepower), operators are fracturing stages in two separate wells on a pad simultaneously as a single operation. When compared to typical zipper-frac operations, this new method allows for more lateral feet to be completed in a day. This emerging trend will allow operators to complete a pad of wells quicker, thereby shortening the time from spud to first production.
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
Our hydraulic fracturing and wireline services are performed in sections, which we refer to as fracturing stages. The estimated number of fracturing stages to be completed for a particular horizontal well is determined by the customer’s well completion design. We recognize revenue for each fracturing stage completed, although our revenue per completed fracturing stage varies depending on the actual volumes and types of proppants, chemicals, and fluid utilized for each fracturing stage. The number of fracturing stages that we are able to complete in a period is directly related to the number and utilization of our deployed fleets and size of stages.
Costs of Conducting Our Business
The principal expenses involved in conducting our business are direct cost of personnel, services, and materials used in the provision of services, general and administrative expenses, and depreciation, depletion, and amortization. A large portion of the costs we incur in our business are variable based on the number of hydraulic fracturing jobs and the requirements of services provided to our customers. We manage the level of our fixed costs, except depreciation, depletion, and amortization, based on several factors, including industry conditions and expected demand for our services.
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost, of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
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

EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the loss or gain on remeasurement of liability under our tax receivable agreements, the gain or loss on investments and other non-recurring expenses that management does not consider in assessing ongoing performance. See “Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
Results of Operations
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

	Years Ended December 31,
Description	2022	2021	Change
	(in thousands)
Revenue	$4,149,228	$2,470,782	$1,678,446
Cost of services, excluding depreciation, depletion, and amortization shown separately	3,149,036	2,249,926	899,110
General and administrative	180,040	123,406	56,634
Transaction, severance and other costs	5,837	15,138	(9,301)
Depreciation, depletion, and amortization	323,028	262,757	60,271
(Gain) loss on disposal of assets	(4,603)	779	(5,382)
Operating income (loss)	495,890	(181,224)	677,114
Other expense (income), net	96,381	(3,436)	99,817
Net income (loss) before income taxes	399,509	(177,788)	577,297
Income tax (benefit) expense	(793)	9,216	(10,009)
Net income (loss)	400,302	(187,004)	587,306
Less: Net income (loss) attributable to non-controlling interests	700	(7,760)	8,460
Net income (loss) attributable to Liberty Energy Inc. stockholders	$399,602	$(179,244)	$578,846
Revenue
Our revenue increased $1.7 billion, or 68%, to $4.1 billion for the year ended December 31, 2022 compared to $2.5 billion for the year ended December 31, 2021. The increase in revenue is attributable to higher service pricing, the reactivation of several fleets during the year, and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $0.9 billion, or 40%, to $3.1 billion for the year ended December 31, 2022 compared to $2.2 billion for the year ended December 31, 2021. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to additional fleets and higher fleet utilization as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $56.6 million, or 46%, to $180.0 million for the year ended December 31, 2022 compared to $123.4 million for the year ended December 31, 2021 primarily related to an increase in performance-based variable compensation, labor cost inflation, and corporate costs related to increased levels of activity.

Transaction, Severance and Other Costs
Transaction, severance and other costs of $5.8 million and $15.1 million for the years ended December 31, 2022 and 2021, respectively, consist of integration cost, investment banking, legal, accounting, and other professional services provided in connection with the OneStim Acquisition and PropX Acquisition. Such costs were lower during the year ended December 31, 2022 as the integration efforts were completed during the year.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $60.3 million, or 23%, to $323.0 million for the year ended December 31, 2022 compared to $262.8 million for the year ended December 31, 2021. The increase in 2022 was due to additional equipment placed in service since the prior year period and additional depreciation from property acquired in the PropX Acquisition.
(Gain) Loss on Disposal of Assets
The Company recorded a gain on disposal of assets of $4.6 million for the year ended December 31, 2022 due to miscellaneous equipment disposals and sales of facilities in the normal course of business, compared to a loss of $0.8 million for the year ended December 31, 2021. The gain as of December 31, 2022 was a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market offset by a loss on sale of two non-strategic facilities acquired in the OneStim Acquisition and a loss on plan of sale for two other non-strategic facilities. The loss as of December 31, 2021 related to the sale of three non-strategic facilities acquired in the OneStim Acquisition, which collectively resulted in a small loss on sale, along with regular sales of equipment that was no longer being used.
Operating Income (Loss)
The Company recorded operating income of $495.9 million for the year ended December 31, 2022 compared to operating loss of $181.2 million for the year ended December 31, 2021. The operating income is primarily due to the $1.7 billion, or 68%, increase in total revenue partially offset by a $1.0 billion increase in total operating expenses, the significant components of which are discussed above.
Other Expense (Income), net
The Company recorded other expense, net of $96.4 million for the year ended December 31, 2022 compared to other income, net of $3.4 million during the year ended December 31, 2021. Other expense (income), net is comprised of loss on remeasurement of liability under the TRAs, gain on investments, and interest expense, net. As a result of the valuation allowance on the U.S. net deferred tax assets, discussed below, the Company remeasured the liability under the TRAs resulting in a loss of $76.2 million during the year ended December 31, 2022, compared to a gain of $19.0 million for the year ended December 31, 2021. A $2.5 million gain on investments was recorded during the year ended December 31, 2022, compared to no gain for the year ended December 31, 2021. Additionally, interest expense, net increased between periods, increasing $7.1 million as a result of increased borrowings and higher interest rates under the credit facility during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Net Income (Loss) Before Income Taxes
The Company realized net income before income taxes of $399.5 million for the year ended December 31, 2022 compared to a net loss before income taxes of $177.8 million for the year ended December 31, 2021. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the fleet deployments and an increase in activity and service pricing.
Income Tax (Benefit) Expense
The Company recognized an income tax benefit of $0.8 million for the year ended December 31, 2022, at an effective rate of (0.2)%, compared to income tax expense of $9.2 million, at an effective rate of (5.2)%, recognized for the year ended December 31, 2021. The decrease in income tax expense is primarily attributable to the Company releasing the valuation allowance on its U.S. net deferred tax assets in the current year, compared to the prior year recording of a valuation allowance on its U.S. net deferred tax assets.

Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the loss or gain on remeasurement of liability under our tax receivable agreements, the gain or loss on investments and other non-recurring expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2022	2021	Change
	(in thousands)
Net income (loss)	$400,302	$(187,004)	$587,306
Depreciation, depletion, and amortization	323,028	262,757	60,271
Interest expense, net	22,715	15,603	7,112
Income tax (benefit) expense	(793)	9,216	(10,009)
EBITDA	$745,252	$100,572	$644,680
Stock-based compensation expense	23,108	19,946	3,162
Fleet start-up and lay-down costs	17,007	2,751	14,256
Transaction, severance and other costs	5,837	15,138	(9,301)
(Gain) loss on disposal of assets	(4,603)	779	(5,382)
Provision for credit losses	—	745	(745)
Loss (gain) on remeasurement of liability under tax receivable agreements	76,191	(19,039)	95,230
Gain on investments	$(2,525)	$—	$(2,525)
Adjusted EBITDA	$860,267	$120,892	$739,375
EBITDA was $745.3 million for the year ended December 31, 2022 compared to $100.6 million for the year ended December 31, 2021. Adjusted EBITDA was $860.3 million for the year ended December 31, 2022 compared to $120.9 million for the year ended December 31, 2021. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Year Ended December 31, 2022, Compared to Year Ended December 31, 2021.

Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO, and borrowings under our ABL Facility and Term Loan Facility (collectively, the “Credit Facilities”). We expect to fund operations and organic growth with cash flows from operations and available borrowings under our ABL Facility. We monitor the availability of capital resources such as equity and debt financings that could be leverage for current or future financial obligations including those related to acquisitions, capital expenditures, working capital and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition, such as with the OneStim Acquisition and the PropX Acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents increased by $23.7 million to $43.7 million as of December 31, 2022 compared to $20.0 million as of December 31, 2021, while working capital excluding cash and current liabilities under debt and lease arrangements increased $221.3 million.
As of December 31, 2022, we had $425.0 million committed under the ABL Facility subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of December 31, 2022, the borrowing base was calculated to be $425.0 million, and the Company had $115.0 million outstanding, in addition to a letter of credit in the amount of $2.6 million, with $307.4 million of remaining availability.
Additionally, as of December 31, 2022, we have $104.7 million borrowings remaining on the Term Loan Facility, which was originally $175.0 million.
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
On November 4, 2022, the Company entered into an amendment to the Term Loan Facility (the “Seventh Term Loan Amendment”). The Seventh Term Loan Amendment amended the restricted payments negative covenant of the Term Loan Facility so that the fixed charge coverage ratio requirements for dividend payments are waived, so long as the total of dividends paid and payments made in connection with the Company’s 2022 stock repurchase program does not exceed $100.0 million. During the fourth quarter of 2022 the restricted payments negative covenant pertaining to the fixed charge coverage ratio requirements were satisfied and the $100.0 million limit no longer applied.
Subsequent to the fiscal year end, on January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”). The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from the Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility, with such release to occur within 120 days after January 23, 2023.
Additionally, on January 23, 2023 the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The balance of the Term Loan Facility upon pay off was $104.7 million and included $0.9 million of accrued interest and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off. As such, the only outstanding debt facility after January 23, 3023 is the ABL Facility. Refer to “Our current and future indebtedness could adversely affect our financial condition” included in “Item 1A. Risk Factors” above for further details on the outstanding balance of the ABL Facility as of the filing date.
The Credit Facilities contain covenants that restrict our ability to take certain actions. At December 31, 2022, we were in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further details.
We have no material off balance sheet arrangements as of December 31, 2022, except for purchase commitments under supply agreements as disclosed below under Note 15—Commitments & Contingencies in “Item 8. Financial Statements and Supplementary Data.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated over the next two years.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$530,364	$135,467	$394,897
Net cash used in investing activities	(450,656)	(186,494)	(264,162)
Net cash (used in) provided by financing activities	(55,770)	2,056	(57,826)
Analysis of Cash Flow Changes Between the Years Ended December 31, 2022 and December 31, 2021
Operating Activities. Net cash provided by operating activities was $530.4 million for the year ended December 31, 2022, compared to $135.5 million for the year ended December 31, 2021. The $394.9 million increase in cash from operating activities is primarily attributable to a $1.7 billion increase in revenues, offset by a $0.9 billion increase in cash operating expenses and a $277.9 million decrease in cash from changes in working capital for the year ended December 31, 2022, compared to a $46.9 million increase in cash from changes in working capital for the year ended December 31, 2021.
Investing Activities. Net cash used in investing activities was $450.7 million for the year ended December 31, 2022, compared to $186.5 million for the year ended December 31, 2021. Cash used in investing activities was higher during the year ended December 31, 2022, compared to the year ended December 31, 2021 as the Company continued to invest in equipment, including building new digiFrac™ fleets and deploying additional fleets, to support increased customer demand in next generation equipment and technology.
Financing Activities. Net cash used in financing activities was $55.8 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $2.1 million for the year ended December 31, 2021. The $57.8 million change in cash used in financing activities was primarily due to $125.3 million of cash payments made in connection with share repurchases for the year ended December 31, 2022, compared to none in the year ended December 31, 2021 as the Company reinstated the share buyback program. Additionally, the Company reinstated quarterly dividends during the fourth quarter of 2022 resulting in a $9.0 million increase in dividends and per unit distributions to non-controlling interest unitholders. The increases in cash outflows as a result of reinstated shareholder return programs were offset by net borrowings of $97.0 million on the ABL Facility during the year ended December 31, 2022, compared to $18.0 million net borrowings on the ABL Facility for the year ended December 31, 2021. Other changes in financing activity included a $6.1 million increase in payments made for tax withholding on restricted stock unit vesting as a larger number of units vested at a higher stock price in 2022 compared to 2021, and a slight decrease in other distributions and advance payments received from non-controlling interest holders.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2022 are based on our estimates and assumptions about these obligations, including pricing, volumes and duration. We have no material off balance sheet arrangements as of December 31, 2022, except for purchase commitments under supply agreements disclosed below.
See Note 8—Debt to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding scheduled maturities of our long-term debt. See Note 6—Leases to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding scheduled maturities of finance and operating leases.
As of December 31, 2022, we had expected cash payments for estimated interest on our finance lease obligations of $2.3 million payable within the next twelve months and $3.4 million payable thereafter.
Effective January 23, 2023 the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The balance of the Term Loan Facility upon pay off was $104.7 million and included $0.9 million of accrued interest and a $1.1 million prepayment premium. As such, the only outstanding debt facility after January 23, 3023 is the ABL Facility.
As of December 31, 2022, we had purchase obligations of $158.7 million payable within the next twelve months and $44.8 million payable thereafter. See Note 15—Commitments & Contingencies to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding scheduled contractual obligations.
As of December 31, 2022, we do not expect to make any payments under the TRAs within the next twelve months, future amounts payable under the TRAs are dependent upon future events. See Note 12—Income Taxes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding the TRAs.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we typically bill our customers for services provided in arrears dependent upon contractual terms. In weak economic environments, we may experience delays in collection from our customers. In the past, including as a result of the COVID-19 pandemic on the industry, we have experienced delays in customer payments and agreed to extended payment terms, however, we have not experienced any material non-payment events.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two TRAs with the TRA Holders. The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually recognizes (or is deemed to recognize in certain circumstances) in periods after the IPO as a result, as applicable to each of the TRA Holders, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holders’ Liberty LLC Units in connection with the IPO or pursuant to the exercise of the right of each Liberty Unit Holder (the “Redemption Right”), subject to certain limitations, to cause Liberty LLC to acquire all or a portion of its Liberty LLC Units for, at Liberty LLC’s election, (A) shares of our Class A Common Stock at the specific redemption ratio or (B) an equivalent amount of cash, or, upon the exercise of the Redemption Right, the right of the Company (instead of Liberty LLC) to, for administrative convenience, acquire each tendered Liberty LLC Unit directly from the redeeming Liberty Unit Holder (the “Call Right”) for, at its election, (1) one share of Class A Common Stock or (2) an equivalent amount of cash, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs. On January 31, 2023, the last redemption of the Liberty LLC Units occurred.

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
The combined effective tax rate applicable to the Company for the year ended December 31, 2022 and 2021 was (0.2)% and (5.2)%, respectively. The Company’s effective tax rate is significantly less than the federal statutory income tax rate of 21.0% due to the Company releasing the valuation allowance on its U.S. net deferred tax assets as of December 31, 2022, primarily due to entering into a three-year cumulative pre-tax book income position and improved operating results. For 2021, the Company’s effective tax rate is less than the statutory rate due to the Company recording a valuation allowance on its U.S. net deferred tax assets as well as tax on foreign operations, and the non-controlling interest’s share of Liberty LLC’s pass-through results for federal, state and local income tax reporting, upon which no taxes are payable by the Company.
The Company recognized an income tax benefit of $(0.8) million and income tax expense of $9.2 million for the years ended December 31, 2022 and 2021, respectively. The Company’s effective tax rate can be volatile and may change with, among other things, the amount of jurisdiction pre-tax income or loss, ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation and changes in tax laws in the jurisdictions that we operate.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2022, we released a valuation allowance on our U.S. net deferred tax assets. As of December 31, 2021, the Company’s net deferred tax assets were primarily comprised of U.S. NOL, investment in Liberty LLC, and TRA tax attributes of $91.3 million. For the year ended December 31, 2022, the Company recorded a tax benefit of $91.3 million related to the release of the valuation allowance on U.S. net deferred tax assets that are more like than not to be recognized. In addition, the release of the valuation allowance resulted in an increase in the tax receivable agreement liability and a loss on remeasurement of liability under tax receivable agreements of $76.2 million for the year ended December 31, 2022.
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

Revenue Recognition: Revenue from hydraulic fracturing services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract change, our revenue and / or costs under that contract may change. In connection with ASC Topic 842 - Leases (“Topic 842”), the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and service component for certain of the Company’s service contracts when the service component is the predominant component and continues to account for the combined component under ASC Topic 606 - Revenue from Contracts with Customers.
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
No impairment was recognized during the years ended December 31, 2022 and 2021.
Leases: In accordance with ASC Topic 842, Leases, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.
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
Share Repurchases: The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings. All Class A Common Stock shares repurchased are retired upon repurchase.

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
Interest Rate Risk
At December 31, 2022, we had $219.7 million of debt outstanding, with a weighted average interest rate of 9.0%. Interest is calculated under the terms of our Credit Facilities based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $2.2 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
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
Foreign Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). During the years ended December 31, 2022 and 2021, the Company recorded foreign currency translation losses to comprehensive income (loss) of $7.1 million and $0.1 million, respectively.
Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures’
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation,” “Pay versus Performance” and “CEO Pay Ratio.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the caption “Proposal 3 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
Refer to Index to Financial Statements on page 53.
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

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (16)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (21)

4.1	Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., Riverstone and the Schlumberger Parties (12)

4.2	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. *

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Form of Joinder Agreement to Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (15)

10.3	Registration Rights Agreement, dated October 26, 2021, by and among Liberty Oilfield Services Inc. and the other parties named therein (15)

10.4	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.5	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (2)

10.6	Agent Designation Amendment to the Tax Receivable Agreement, dated as of February 22, 2022, by and among Liberty Oilfield Services Inc. and R/C Energy IV Direct Partnership, L.P. (19)

10.7	Amended and Restated Registration Rights Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., the Schlumberger Parties, and the Holders (12)

10.8	Liberty Oilfield Services Inc. Long Term Incentive Plan (2)†

10.9
Credit Agreement, dated September 19, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, as Book Runner, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents, the lender parties thereto, Liberty Oilfield Services Holdings LLC, as Parent and Liberty Oilfield Services LLC and LOS Acquisition Co I LLC, each as a Borrower (1)

10.10
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.11
Second Amendment and Parent Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.12
Third Amendment to Credit Agreement, dated May 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, and Wells Fargo Bank, National Association as Administrative Agent, and the lenders signatory thereto (9)

10.13
Fourth Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (10)

10.14
Consent and Fifth Amendment to Credit Agreement, dated December 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (13)

10.15
Sixth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement, dated October 22, 2021, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (15)

10.16
Increase Joinder and Seventh Amendment to Credit Agreement, dated July 18, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. (18)

10.17
Eighth Amendment to Credit Agreement, dated January 23, 2023, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. (21)

10.18	Joinder Agreement, dated December 31, 2021, by and among LOS Leasing Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (20)

10.19
Credit Agreement, dated September 19, 2017, by and among Liberty Oilfield Services LLC and LOS Acquisition CO I LLC, each as Borrower, Liberty Oilfield Services Holdings LLC, as Parent Guarantor and U.S. Bank National Association as Agent (1)

10.20
Amendment and Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.21
Second Amendment and Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (4)

10.22
Third Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (10)

10.23
Waiver, Consent and Fourth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated December 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (13)

10.24
Fifth Amendment to Credit Agreement, Second Amendment to Guaranty and Security Agreement and Termination of Right of First Offer Letter, dated October 22, 2021, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto (15)

10.25
Sixth Amendment to Credit Agreement, dated August 12, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, Proppant Express Solutions, LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto. (17)

10.26
Seventh Amendment to Credit Agreement, dated November 4, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, Proppant Express Solutions, LLC, U.S. Bank National Association, as Administrative Agent, and the lenders signatory thereto. *

10.27	First Amendment to Amended and Restated Registration Rights Agreement, dated as of December 1, 2022, by and between Liberty Energy Inc. and Schlumberger Technology Corporation. *

10.28	Liberty Oilfield Services 401(k) Savings Plan (13)†

10.29	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (5)†

10.30	Form of Restricted Stock Unit Grant Notice under the Long Term Incentive Plan (13)†

10.31	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (6)†

10.32	Form of Change in Control Agreement (7)†

10.33	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (8)

21.1	List of subsidiaries of Liberty Energy Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to the Current Report on Form 8-K/A, filed on January 22, 2018.

(4)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 23, 2018.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(6)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(7)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

(8)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 27, 2020.

(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 3, 2020.

(10)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2020.

(11)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(12)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.

(13)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 24, 2021.

(14)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 10, 2021.
Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 4, 2021.
(15)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 28, 2021.

(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on August 17, 2022.

(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 22, 2022.

(19)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on April 25, 2022.

(20)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 22, 2022.

(21)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 26, 2023.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY INC. /s/ Christopher A. Wright
Date:	February 10, 2023	By:	Christopher A. Wright Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher A. Wright	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2023
Christopher A. Wright

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer	February 10, 2023
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Simon Ayat	Director	February 10, 2023
Simon Ayat

/s/ Ken Babcock	Director	February 10, 2023
Ken Babcock

/s/ Peter A. Dea	Director	February 10, 2023
Peter A. Dea

/s/ William F. Kimble	Director	February 10, 2023
William F. Kimble

/s/ James R. McDonald	Director	February 10, 2023
James R. McDonald

/s/ Gale A. Norton	Director	February 10, 2023
Gale A. Norton

/s/ Audrey Robertson	Director	February 10, 2023
Audrey Robertson

/s/ Cary D. Steinbeck	Director	February 10, 2023
Cary D. Steinbeck

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Liberty Energy Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act.
Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of Liberty Energy Inc.’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Energy Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Tax Receivable Agreements — Refer to Note 12 to the financial statements
Critical Audit Matter Description
The amounts payable, as well as the timing of such payments, under the tax receivable agreements (“TRAs”) are dependent upon significant future events and assumptions, including among others: (i) the amount of the redeeming unit holder’s tax basis in its Liberty Oilfield Services New HoldCo LLC class B units at the time of the relevant redemption, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis (iv), the amount and timing of taxable income the Company generates in the future (v) the U.S. federal income tax rate then applicable, and (vi) the portion of the Company’s payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis.
During the year ended December 31, 2022, exchanges of Liberty Oilfield Services New HoldCo LLC class B units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable pursuant to tax receivable agreements (“TRA payable”), and a net increase of $6.0 million in deferred tax assets, all of which were recorded as equity transactions, with no impact to the statement of operations. Upon the release of the valuation allowance, the Company recorded a loss on remeasurement of the TRA payable of $76.2 million recorded as part of continuing operations in the current year. At December 31, 2022, the Company’s TRA payable was $118.9 million, all of which is presented as a component of long-term liabilities.
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
How the Critical Audit Matter Was Addressed in the Audit:
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
February 10, 2023
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Energy Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 10, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 10, 2023

LIBERTY ENERGY INC.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(Dollars in thousands, except share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,676	$19,998
Accounts receivable—trade, net of allowances for credit losses of $884 and $884, respectively	410,308	298,531
Unbilled revenue (including amounts from related parties of $13,854 and $0, respectively)	175,704	108,923
Inventories	214,454	134,593
Prepaid and other current assets	112,531	68,332
Total current assets	956,673	630,377
Property and equipment, net	1,362,364	1,199,287
Finance lease right-of-use assets	41,771	18,201
Operating lease right-of-use assets	97,232	109,899
Other assets (including amounts from related parties of $11,799 and $0, respectively)	105,300	82,289
Deferred tax asset	12,592	607
Total assets	$2,575,932	$2,040,660
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $2,629 and $2,732, respectively)	$326,818	$288,801
Accrued liabilities (including amounts due to related parties of $730 and $1,142, respectively)	279,113	235,115
Deferred revenue	3,859	4,552
Current portion of long-term debt, net of discount of $730 and $743, respectively	1,020	1,007
Current portion of finance lease liabilities	11,393	8,743
Current portion of operating lease liabilities	27,294	31,029
Total current liabilities	649,497	569,247
Long-term debt, net of discount of $540 and $1,270, respectively, less current portion	217,426	121,445
Deferred tax liability	1,044	563
Payable pursuant to tax receivable agreements	118,874	37,555
Noncurrent portion of finance lease liabilities	22,490	4,445
Noncurrent portion of operating lease liabilities	69,295	76,966
Total liabilities	1,078,626	810,221
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 178,753,125 issued and outstanding as of December 31, 2022 and 183,385,111 issued and outstanding as of December 31, 2021	1,788	1,834
Class B, $0.01 par value, 400,000,000 shares authorized and 250,222 issued and outstanding as of December 31, 2022 and 2,632,347 issued and outstanding as of December 31, 2021	3	26
Additional paid in capital	1,266,097	1,367,642
Retained earnings (accumulated deficit)	234,525	(155,954)
Accumulated other comprehensive loss	(7,396)	(306)
Total stockholders’ equity	1,495,017	1,213,242
Non-controlling interest	2,289	17,197
Total equity	1,497,306	1,230,439
Total liabilities and equity	$2,575,932	$2,040,660
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021, and 2020
(In thousands, except per share data)

	2022	2021	2020
Revenue:
Revenue	$4,000,780	$2,447,140	$965,787
Revenue—related parties	148,448	23,642	—
Total revenue	4,149,228	2,470,782	965,787
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	3,149,036	2,249,926	857,981
General and administrative	180,040	123,406	84,098
Transaction, severance, and other costs	5,837	15,138	21,061
Depreciation, depletion, and amortization	323,028	262,757	180,084
(Gain) loss on disposal of assets	(4,603)	779	(411)
Total operating costs and expenses	3,653,338	2,652,006	1,142,813
Operating income (loss)	495,890	(181,224)	(177,026)
Other expense (income):
Loss (gain) on remeasurement of liability under tax receivable agreements	76,191	(19,039)	—
Gain on investments	(2,525)	—	—
Interest income—related party	—	—	(263)
Interest expense, net	22,715	15,603	14,768
Total other expense (income), net	96,381	(3,436)	14,505
Net income (loss) before income taxes	399,509	(177,788)	(191,531)
Income tax (benefit) expense	(793)	9,216	(30,857)
Net income (loss)	400,302	(187,004)	(160,674)
Less: Net income (loss) attributable to non-controlling interests	700	(7,760)	(45,091)
Net income (loss) attributable to Liberty Energy Inc. stockholders	$399,602	$(179,244)	$(115,583)

Net income (loss) attributable to Liberty Energy Inc. stockholders per common share:
Basic	$2.17	$(1.03)	$(1.36)
Diluted	$2.11	$(1.03)	$(1.36)
Weighted average common shares outstanding:
Basic	184,334	174,019	85,242
Diluted	189,349	174,019	85,242
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021, and 2020
(In thousands)

	2022	2021	2020
Net income (loss)	$400,302	$(187,004)	$(160,674)
Other comprehensive loss
Foreign currency translation	(7,097)	(102)	—
Comprehensive income (loss)	$393,205	$(187,106)	$(160,674)
Comprehensive income (loss) attributable to non-controlling interest	693	(7,556)	(45,091)
Comprehensive income (loss) attributable to Liberty Energy Inc.	$392,512	$(179,550)	$(115,583)
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2022 and 2021
(In thousands, except per share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,382	(2,382)	23	(23)	16,495	—	—	16,495	(16,495)	—
Offering Costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	3,757	—	—	3,757	—	3,757
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	(9,879)	—	—	(9,879)	—	(9,879)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(9,123)	—	(9,123)	—	(9,123)
$0.05/unit distribution to non-controlling unitholders	—	—	—	—	—	—	—	—	(13)	(13)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	920	920
Share repurchases	(8,186)	—	(81)	—	(125,134)	—	—	(125,215)	(98)	(125,313)
Stock-based compensation expense	—	—	—	—	23,003	—	—	23,003	105	23,108
Vesting of restricted stock units	1,172	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,716)	—	—	(9,716)	—	(9,716)
Currency translation adjustment	—	—	—	—	—	—	(7,090)	(7,090)	(7)	(7,097)
Net income	—	—	—	—	—	399,602	—	399,602	700	400,302
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance - December 31, 2020	157,952	21,550	$1,579	$216	$1,125,554	$23,288	$—	$1,150,637	$159,406	$1,310,043
Exchange of Class B Common Stock for Class A Common Stock	21,359	(21,359)	214	(214)	153,641	—	—	153,641	(153,641)	—
Offering Costs	—	—	—	—	(1,247)	—	—	(1,247)	(75)	(1,322)
Issuance of Class A and Class B Common Stock for the PropX Acquisition	3,406	2,441	34	24	88,979	—	—	89,037	2,052	91,089
Impact of ownership changes from issuance of Class A and Class B Common Stock	—	—	—	—	(15,325)	—	—	(15,325)	15,325	—
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	1,372	1,372
Stock-based compensation expense	—	—	—	—	19,122	—	—	19,122	824	19,946
Vesting of restricted stock units	668	—	7	—	(3,082)	—	—	(3,075)	(510)	(3,585)
Restricted stock and RSU Forfeitures	—	—	—	—	—	2	—	2	—	2
Currency translation adjustment	—	—	—	—	—	—	(306)	(306)	204	(102)
Net loss	—	—	—	—	—	(179,244)	—	(179,244)	(7,760)	(187,004)
Balance - December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439

See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$400,302	$(187,004)	$(160,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	323,028	262,757	180,084
(Gain) loss on disposal of assets	(4,603)	779	(411)
Inventory write-down	1,724	—	1,087
Non-cash lease expense	3,733	3,823	3,668
Stock-based compensation expense	23,108	19,946	17,139
Deferred income tax (benefit) expense	(12,472)	5,079	(25,546)
Loss (gain) on remeasurement of liability under tax receivable agreements	76,191	(19,039)	543
Other non-cash expense, net	4	2,037	2,232
Provision for credit losses	—	745	4,877
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(166,605)	(90,142)	53,057
Accounts receivable and unbilled revenue—related party	(25,522)	—	9,629
Inventories	(84,989)	(24,612)	2,137
Other assets	(56,161)	(30,955)	13,780
Prepaid and other current assets—related party	—	24,708	—
Deferred revenue	(593)	3,452	—
Accounts payable and accrued liabilities	57,796	160,584	(15,282)
Accounts payable and accrued liabilities—related party	(1,864)	3,874	—
Initial payment of operating lease liability	(2,713)	(565)	(895)
Net cash provided by operating activities	530,364	135,467	85,425
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(451,905)	(198,794)	(103,637)
Investment in sand logistics	(7,415)	(13,106)	—
Investment in Fervo Energy Company and Natron Energy, Inc.	(15,000)	—	—
Proceeds from sales of assets	23,664	25,406	3,368
Net cash used in investing activities	(450,656)	(186,494)	(100,269)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	713,000	274,000	—
Repayments of borrowings on line-of-credit	(616,000)	(256,000)	—
Repayments of borrowings on term loan	(1,750)	(1,750)	(1,750)
Payments on finance lease obligations	(6,947)	(7,363)	(11,663)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(9,164)	(168)	(4,431)
Per unit distributions to non-controlling interest unitholders	(13)	—	(1,532)
Other distributions and advance payments to non-controlling interest unitholders	920	1,372	(6,800)
Share repurchases	(125,313)	—	—
Tax withholding on restricted stock units	(9,716)	(3,585)	(988)
Payment of equity issuance costs	(79)	(1,330)	(1,641)
Payments of debt issuance costs	(708)	(3,120)	(63)
Net cash (used in) provided by financing activities	(55,770)	2,056	(28,868)
Net increase (decrease) in cash and cash equivalents	23,938	(48,971)	(43,712)
Translation effect on cash	(260)	(9)	—
Cash and cash equivalents—beginning of period	19,998	68,978	112,690
Cash and cash equivalents—end of period	$43,676	$19,998	$68,978

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows (cont.)
For the Years Ended December 31, 2022, 2021, and 2020
(Dollars in thousands)

	2022	2021	2020
Supplemental disclosure of cash flow information:
Net cash paid (received) for income taxes	$10,744	$(9,481)	$(9,653)
Cash paid for interest	$20,310	$13,268	$11,218
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$107,514	$57,475	$10,920
Capital expenditures reclassified from prepaid and other current assets	$14,922	$—	$—
Equity issued in exchange for assets and liabilities	$—	$91,089	$683,822
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
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
Effective January 31, 2023, Liberty LLC was merged into the Company, with the Company surviving the merger. In connection with the merger all outstanding shares of the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were redeemed and exchanged for an equal number of shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”, and together with the Class A Common Stock, the “Common Stock”). The Company did not make any distributions or receive any proceeds in connection with this exchange. Refer to Note 16 — Subsequent Events for more information.
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
Basis of Presentation
The accompanying consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission.
The accompanying consolidated financial statements and related notes present the consolidated financial position of the Company and equity of the Company as of and for the years ended December 31, 2022 and 2021, and the results of operations and cash flows of the Company for the years ended December 31, 2022, 2021, and 2020.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The most significant estimates relate to the fair value of assets acquired and liabilities assumed, collectability of accounts receivable and estimates of allowance for doubtful accounts, the useful lives and salvage values of long-lived assets, future cash flows associated with long-lived assets, net realizable value of inventory, equity unit valuation, deferred taxes, and the tax receivable agreements value. These estimates may be adjusted as more current information becomes available.
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
Accounts Receivable
In accordance with Accounting Standards Updates ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. The Company did not record an additional provision for credit losses during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company recorded a provision for credit losses of $0.7 million and $4.9 million, respectively, related to two customers inability to pay and the deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic. Provisions for credit losses are included in general and administrative expenses in the accompanying consolidated statement of operations, in accordance with the new standard. Refer to “Credit Risk” within Note 9—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2022 and 2021, the Company concluded that no triggering events had occurred, and no impairment was recognized during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2020, as a result of negative market indicators including the COVID-19 pandemic, the increased supply of low-priced oil, and customer cancellations, the Company concluded these triggering events could indicate possible impairment of property and equipment. The Company performed a quantitative and qualitative impairment analysis and determined that no impairment had occurred as of June 30, 2020. As of December 31, 2020, the Company concluded that no additional triggering events had occurred, and no impairment was recognized during the year ended December 31, 2020.
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
Leases
In accordance with Accounting Standard Codification (“ASC”) Topic 842, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the rate implicit in the lease, when available, or an estimated fully collateralized incremental borrowing rate corresponding with the lease term and the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew, however, the Company typically cannot determine its intent to renew a lease with reasonable certainty at inception.
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
The Company evaluates its deferred tax assets quarterly and considers both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. On December 31, 2022, in accordance with ASC 740, the objective positive evidence of entering into a three-year cumulative pre-tax book income position, along with considering all available positive and negative evidence resulted in the release of the previously recorded valuation allowance against the Company’s U.S. net deferred tax assets.
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
Share Repurchases
The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as an reduction to retained earnings. All Class A Common Stock shares repurchased are retired upon repurchase.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Company’s service contracts and continues to account for the combined component under ASC Topic 606, Revenue from Contracts with Customers.
Deferred Revenue
From time to time, the Company may require partial payment in advance from new customers to secure credit or from existing customers in order to secure additional hydraulic fracturing services. Initially, such payments are recorded in the accompanying consolidated financial statements as deferred revenue, and upon performance of the agreed services, the Company recognizes revenue consistent with its revenue recognition policy described above. As of December 31, 2022 and 2021, the Company had $3.9 million and $4.6 million recorded as deferred revenue, respectively.
Transaction, Severance and Other Costs
During 2022, the Company incurred transaction and integration related costs in connection with the PropX Acquisition (as defined below). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred. Additionally, during 2021, the Company incurred transaction and integration related costs in connection with the OneStim Acquisition (as defined below) and PropX Acquisition.
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
Reclassifications
Certain amounts in the prior period financial statements have been reclassified from interest income to interest expense, net in the accompanying consolidated statements of operation to conform to the presentation of the current period financial statements. Additionally, amounts in the prior period financial statements have been reclassified from amortization of debt issuance costs to other non-cash (income) expense, net in the accompanying consolidated statement of cash flows to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income or loss.
Note 3—Acquisitions
PropX Acquisition
On October 26, 2021, the Company entered into the certain Unit Purchase Agreement (the “Transaction Agreement”) with Proppant Express Investments, LLC to acquire the assets and liabilities of Proppant Express Solutions, LLC (“PropX”), which provides last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America (the “PropX Acquisition”). PropX was acquired in exchange for $11.9 million in cash and 3,405,526 shares of the Company’s Class A Common Stock and 2,441,010 shares of the Company’s Class B Common Stock, for total consideration of $103.0 million based on the October 26, 2021 closing price of Class A Common Stock of $15.58. In connection with the issuance of 2,441,010 shares of Class B Common Stock, Liberty LLC also issued 2,441,010 Liberty LLC Units to the Company. The Liberty LLC Units are redeemable for an equivalent number of shares of Class A Common Stock at any time, at the election of the shareholder.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the PropX Acquisition closed on October 26, 2021 the Company completed the purchase price allocation, particularly as it relates to current assets and current liabilities, during the year ended December 31, 2022.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the OneStim Acquisition closed on December 31, 2020 the Company completed the purchase price allocation during the year ended December 31, 2021.
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

Year ended December 31,
(unaudited, in thousands)	2020
Revenue	$2,191,894
Net loss	(1,052,807)
Less: Net loss attributable to non-controlling interests	(196,020)
Net loss attributable to Liberty Energy Inc. stockholders	$(856,787)
Net loss attributable to Liberty Energy Inc. stockholders per common share:
Basic	$(5.65)
Diluted	$(5.65)
Weighted average common shares outstanding:
Basic	151,568
Diluted	151,568
The Company’s consolidated statements of operations for the year ended December 31, 2020 does not include any results from OneStim operations as the OneStim Acquisition closed on December 31, 2020.
Transaction and integration costs incurred related to both transactions were $5.8 million, $13.6 million, and $8.5 million, for the years ended December 31, 2022, 2021, and 2020, respectively, and are recorded as a component of transaction, severance and other costs in the accompanying consolidated statements of operations. Equity offering costs totaled $0.1 million, $1.3 million, and $1.6 million, for the years ended December 31, 2022, 2021, and 2020, respectively, and are recorded as a reduction to additional paid in capital in the accompanying consolidated balance sheets.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 4—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2022	2021
Proppants	$31,350	$23,413
Chemicals	32,392	17,996
Maintenance parts	150,712	93,184
	$214,454	$134,593
During the year ended December 31, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million, which is included as a component in cost of services in the consolidated statements of operations. The Company did not record any write-down to the inventory carrying value during the year ended December 31, 2021.
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2022	2021
($ in thousands)
Land	N/A	$29,276	$33,812
Field services equipment	2-10	1,925,848	1,579,420
Vehicles	4-7	62,683	61,282
Lease Equipment	10	106,087	64,770
Buildings and facilities	5-30	135,281	148,555
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	9,504	8,218
		2,345,502	1,972,880
Less accumulated depreciation and depletion		(1,141,656)	(863,194)
		1,203,846	1,109,686
Construction in-progress	N/A	158,518	89,601
		$1,362,364	$1,199,287
During the years ended December 31, 2022, 2021, and 2020, the Company recognized depreciation expense of $302.3 million, $243.0 million, and $169.9 million, respectively. Depletion expense for the years ended December 31, 2022, 2021, and 2020 was $1.2 million, $1.2 million, and $0.0 million, respectively.
As of December 31, 2022 and December 31, 2021, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of December 31, 2022, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying consolidated balance sheet. The Company estimates that the carrying value of the assets were greater than the fair value less the estimated costs to sell, and therefore recorded a $1.0 million loss during the year ended December 31, 2022, included as a component of gain on disposal of assets in the accompanying consolidated statements of operations. As of December 31, 2021, the Company determined no assets met the held for sale criteria.
Note 6—Leases
Lessee Arrangements
The Company has operating and finance leases primarily for vehicles, equipment, railcars, office space, and facilities. The terms and conditions for these leases vary by the type of underlying asset.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The components of lease expense for the years ended as of December 31, 2022, and 2021 were as follows:

($ in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5,827	$5,490
Interest on lease liabilities	1,707	1,598
Operating lease cost	43,214	40,365
Variable lease cost	4,801	4,183
Short-term lease cost	6,931	5,026
Total lease cost, net	$62,480	$56,662
Supplemental cash flow and other information related to leases for the year ended December 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating leases	$42,108	$37,121
Finance leases	10,889	8,598
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	25,862	71,477
Finance leases	25,888	1,500
During the years ended December 31, 2022 and 2021, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified to finance leases. In connection with the amendments, the Company recognized finance lease right-of-use assets of $3.5 million and liabilities of $3.5 million. Additionally, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. During the year ended December 31, 2021, the Company amended certain finance leases, the change in terms of which caused the leases to be reclassified to operating leases. In connection with the amendments the Company wrote-off finance lease right-of-use assets of $16.6 million and liabilities of $12.8 million. Additionally, the Company recognized operating lease right-of-use assets of $14.3 million and liabilities of $10.7 million. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	4.8 years	5.2 years
Finance leases	3.1 years	1.5 years
Weighted-average discount rate:
Operating leases	4.6%	4.2%
Finance leases	8.2%	8.6%

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Future minimum lease commitments as of December 31, 2022 are as follows:

($ in thousands)	Finance	Operating
2023	$11,737	$31,073
2024	7,300	24,560
2025	7,411	22,238
2023	12,663	11,110
2027	154	4,572
Thereafter	—	14,504
Total lease payments	39,265	108,057
Less imputed interest	5,382	11,468
Total	$33,883	$96,589
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2022 is $13.1 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of December 31, 2022 and 2021 were as follows:

($ in thousands)	December 31, 2022	December 31, 2021
Equipment leased to others - at original cost	$106,087	$64,770
Less: Accumulated depreciation	(11,408)	(1,377)
Equipment leased to others - net	$94,679	$63,393
Future payments receivable for operating leases commenced and committed but not delivered as of December 31, 2022 are as follows:

($ in thousands)
2023	$16,704
2024	9,218
2025	1,051
2026	—
2027	—
Thereafter	—
Total	$26,973
Revenues from operating leases for the years ended December 31, 2022 and 2021 were $25.5 million and $3.2 million, respectively.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	December 31, 2022	December 31, 2021
Accrued vendor invoices	$119,801	$109,903
Operations accruals	72,348	64,707
Accrued benefits and other	86,964	60,505
	$279,113	$235,115
Note 8—Debt
Debt consists of the following:

	December 31,
	2022	2021
Term Loan Outstanding	$104,716	$106,465
Revolving Line of Credit	115,000	18,000
Deferred financing costs and original issue discount	(1,270)	(2,013)
Total debt, net of deferred financing costs and original issue discount	$218,446	$122,452
Current portion of long-term debt, net of discount	$1,020	$1,007
Long-term debt, net of discount and current portion	217,426	121,445
	$218,446	$122,452
On September 19, 2017, the Company entered into two credit agreements, a revolving line of credit up to $250.0 million subsequently increased to $425.0 million, see below, (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
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
On November 4, 2022, the Company entered into an amendment to the Term Loan Facility (the “Seventh Term Loan Amendment”). The Seventh Term Loan Amendment amended the restricted payments negative covenant of the Term Loan Facility so that the fixed charge coverage ratio requirements for dividend payments are waived, so long as the total of dividends paid and payments made in connection with the Company’s 2022 stock repurchase program does not exceed $100.0 million. During the fourth quarter of 2022 the restricted payments negative covenant pertaining to the fixed charge coverage ratio requirements were satisfied and the $100.0 million limit no longer applied.
Effective January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”). The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from the Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility, with such release to occur within 120 days after January 23, 2023, refer to Note 16—Subsequent Events for more information.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Also on January 23, 2023, the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The balance of the Term Loan Facility upon pay off was $104.7 million and included $0.9 million of accrued interest and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off, refer to Note 16—Subsequent Events for more information.
The weighted average interest rate on all borrowings outstanding as of December 31, 2022 and December 31, 2021 was 9.0% and 7.9%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $425.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2022, the borrowing base was calculated to be $425.0 million, and the Company had $115.0 million outstanding in addition to letters of credit in the amount of $2.6 million, with $307.4 million of remaining availability. Borrowings under the ABL Facility bear interest at SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of December 31, 2022 incurred interest at a weighted average rate of 6.3%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on the earlier of (i) October 22, 2026 and (ii) to the extent the debt under the Term Loan Facility remains outstanding, 90 days prior to the final maturity of the Term Loan Facility, which matures on September 19, 2024. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
Term Loan Facility
The Term Loan Facility provides for a $175.0 million term loan, of which $104.7 million remained outstanding as of December 31, 2022. Amounts outstanding bear interest at SOFR or a base rate, plus an applicable margin of 7.625% or 6.625%, respectively, and borrowings as of December 31, 2022 incurred interest at a rate of approximately 12.0%. The Company is required to make quarterly principal payments of 1% per annum of the outstanding principal balance, commencing on December 31, 2017, with final payment due at maturity on September 19, 2024. The Term Loan Facility is collateralized by the fixed assets of LOS and its subsidiaries, and is further secured by the Company, Liberty LLC, and R/C IV Non-U.S. LOS Corp., a Delaware corporation and a subsidiary of the Company, as parent guarantors.
The Credit Facilities include certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio. The Term Loan Facility requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and annually a percentage of excess cash flow (25% to 50%, depending on leverage ratio, of consolidated net income less capital expenditures and other permitted payments, commencing with the year ending December 31, 2018). Certain mandatory prepayments and optional prepayments are subject to a prepayment premium of 1% of the prepaid principal declining annually to 0% after the first anniversary of the Sixth Term Loan Amendment effective date.
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
The Company was in compliance with these covenants as of December 31, 2022.
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2023	$1,750
2024	217,966
2025	—
2026	—
2027	—
$219,716

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying consolidated balance sheets approximated or equaled their fair values on December 31, 2022 and 2021.
•The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value on December 31, 2022 and 2021, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on December 31, 2022 and 2021, as the effective interest rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the PropX Acquisition and OneStim Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 3—Acquisitions.
As of December 31, 2022, the Company recorded $1.1 million of land and $6.2 million of buildings of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $6.3 million, which are included in prepaid and other current assets in the accompanying consolidated balance sheet. The Company estimated the fair value of the properties based on a purchase and sale agreement and a communicated selling price, which are Level 3 inputs.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2022 and 2021, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated financial statements. No such measurements were required as of December 31, 2022 and 2021 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The Company’s cash and cash equivalents balance on deposit with financial institutions total $43.7 million and $20.0 million as of December 31, 2022 and 2021, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of December 31, 2022 and 2021, customer A accounted for 11.0% and 11.8%, respectively, of total consolidated accounts receivable and unbilled revenue. During the years ended December 31, 2022 and 2021, no customers accounted for 10% of consolidated revenues. During the year ended December 31, 2020, customer B accounted for 12.1%, customer C accounted for 10.7%, customer D accounted for 10.3%, and customer E accounted for 10.2%, of total consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of December 31, 2022, the Company had $0.9 million in allowance for credit losses. As of December 31, 2021, the Company had $0.9 million in allowance for credit losses and recorded a provision related to two entities inability to pay. As of December 31, 2020 the Company had $0.8 million in allowance for credit losses. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, the Company recognized a $4.9 million allowance for credit losses, to the Company’s accounts receivables in consideration of both historic collection experience and the expected impact of deteriorating economic conditions for the oil and gas industry as of such date.
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

($ in thousands)	2022	2021	2020
Allowance for credit losses, beginning of year	$884	$773	$1,053
Credit losses:
Current period provision	—	745	4,877
Amounts written off, net of recoveries	—	(634)	(5,157)
Allowance for credit losses, end of year	$884	$884	$773
Note 10—Equity
Preferred Stock
As of December 31, 2022 and 2021 the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 178,753,125 and 183,385,111 shares of Class A Common Stock outstanding as of December 31, 2022 and 2021, none of which were restricted. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Class B Common Stock
The Company had a total of 250,222 and 2,632,347 shares of Class B Common Stock outstanding as of December 31, 2022 and 2021, respectively. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	2,741,061	$11.04
Granted	1,727,721	12.89
Vested	(1,354,312)	11.00
Forfeited	(128,743)	10.55
Outstanding at December 31, 2022	2,985,727	$12.15

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three-year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2021	1,306,945	$12.45
Granted	412,920	12.47
Vested	(329,277)	14.93
Forfeited	—	—
Outstanding at December 31, 2022	1,390,588	$11.87
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock-based compensation expense of $23.1 million for the year ended December 31, 2022 and $19.9 million for the year ended December 31, 2021. There was approximately $29.9 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2022. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On April 2, 2020, the Company suspended future quarterly dividends until they were reinstated on October 18, 2022 by the Company’s board of directors.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on December 20, 2022 to stockholders of record as of December 6, 2022. Liberty LLC paid a distribution of $9.0 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unit holders as of December 6, 2022, $9.0 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of December 6, 2022, which totaled $9.0 million.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2020 to stockholders of record as of March 6, 2020. Liberty LLC paid a distribution of $5.6 million, or $0.05 per Liberty LLC Unit, to all Liberty LLC unit holders as of March 6, 2020, $4.1 million of which was paid to the Company. The Company used the proceeds of the distribution to pay the dividend to all holders of shares of Class A Common Stock as of March 6, 2020, which totaled $4.1 million.
Additionally, as of December 31, 2022 and 2021, the Company had $0.2 million and $0.2 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through July 2024.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, Liberty LLC purchased and retired 8,185,890 LLC Units from the Company for $125.3 million, and the Company repurchased and retired 8,185,890 shares of Class A Common Stock for $125.3 million or $15.31 average price per share including commissions, under the share repurchase program.
As of December 31, 2022, $124.7 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
During the years ended December 31, 2021 and 2020, under the prior share repurchase program, no shares were repurchased and retired under the share repurchase program.
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
The following table reflects the allocation of net income (loss) to common stockholders and net income (loss) per share computations for the periods indicated based on a weighted average number of common stock outstanding:

(In thousands, except per share data)	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$399,602	$(179,244)
Denominator:
Basic weighted average common shares outstanding	184,334	174,019
Basic net income (loss) per share attributable to Liberty Energy Inc. stockholders	$2.17	$(1.03)
Diluted Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$399,602	$(179,244)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	716	—
Diluted net income (loss) attributable to Liberty Energy Inc. stockholders	$400,318	$(179,244)
Denominator:
Basic weighted average shares outstanding	184,334	174,019
Effect of dilutive securities:
Restricted stock units	4,262	—
Class B Common Stock	753	—
Diluted weighted average shares outstanding	189,349	174,019
Diluted net income (loss) per share attributable to Liberty Energy Inc. stockholders	$2.11	$(1.03)
In accordance with GAAP, diluted weighted average common shares presented above do not include certain weighted average shares of Class B Common Stock and restricted stock units, because to do so would have had an antidilutive effect, as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Weighted average shares of Class B Common Stock	—	7,052
Weighted average shares of restricted stock units	—	3,589

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 12—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada and various state, local and provincial jurisdictions. Liberty LLC is treated as a partnership, and its income is passed through to its owners for income tax purposes. Liberty LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of Liberty LLC’s pass-through taxable income. As of December 31, 2022, tax reporting by the Company for the years ended December 31, 2019, 2020, and 2021 is subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended before December 31, 2018.
The components of the Company’s income (loss) from continuing operations before income taxes on which the provision for income taxes was computed consisted of the following:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
United States	$375,758	$(191,774)	$(191,531)
Foreign	23,751	13,986	—
Total	$399,509	$(177,788)	$(191,531)
The components of the provision for incomes taxes from continuing operations are summarized as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Current:
Federal	$4,679	$—	$(5,541)
State	2,579	29	230
Foreign	4,421	4,108	—
Total Current	$11,679	$4,137	$(5,311)

Deferred:
Federal	$(12,967)	$6,125	$(23,103)
State	(1,182)	(439)	(2,443)
Foreign	1,677	(607)	—
Total Deferred	$(12,472)	$5,079	$(25,546)
Income tax (benefit) expense	$(793)	$9,216	$(30,857)
Income tax (benefit) expense attributable to net income (loss) before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% to pre-tax income as a result of the following:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Computed tax expense (benefit) at the statutory rate	$83,897	$(37,336)	$(40,222)
Increase (decrease) in tax expense resulting from:
State and local income tax expense (benefit), net	10,224	(5,204)	(2,212)
Non-controlling interest	(151)	1,565	9,463
Effect of foreign tax rates	697	478	—
Stock-based compensation	(2,724)	(535)	2,157
Change in valuation allowance	(91,336)	50,111	—
Other TRA adjustment	(2,763)	—	—
U.S. impact of foreign earnings	315	—	—
Other, net	1,048	137	(43)
Total income tax (benefit) expense	$(793)	$9,216	$(30,857)

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The effective tax rate for the years ended December 31, 2022, 2021, and 2020 was (0.2)%, (5.2)%, and 16.1%, respectively.
The Company recognized income tax benefit of $(0.8) million during the year ended December 31, 2022. The Company’s effective tax rate is less than the statutory federal income tax rate of 21.0% due to the Company releasing the valuation allowance on its U.S. net deferred tax assets as of December 31, 2021, due to entering into a three-year cumulative pre-tax book income position, as a result of improved operations.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal net operating losses	$25,570	$50,093
State net operating losses	5,762	7,576
Realized tax benefit - TRAs	99,153	91,312
Intangibles	576	301
Property and equipment	4,638	—
Other	450	219
Total deferred tax assets	136,149	149,501
Less valuation allowance	—	(91,336)
Net deferred tax assets	136,149	58,165

Deferred tax liabilities:
Investment in Liberty LLC	$(121,861)	$(57,461)
Property and equipment	—	(97)
Other	(2,740)	(563)
Total deferred tax liabilities	(124,601)	(58,121)

Net deferred tax asset	$11,548	$44
During the year ended December 31, 2022 the Company released the valuation allowance on the Company’s beginning U.S. net deferred tax assets, resulting in the recognition of an income tax benefit of $91.3 million. As of December 31, 2022, the Company had significant deferred tax assets and liabilities, deferred tax assets include U.S. federal and state net operating losses and the step-up in basis of depreciable assets under Section 754 (“Section 754”) of the Internal Revenue Code of 1986, as amended. In addition, the Company recorded a deferred tax liability for the difference between the book value and the tax value of the Company's investment in Liberty LLC. The Company also has deferred tax liabilities for foreign operations driven by net deductible reversing temporary differences related to differences between book and taxable income.
As of December 31, 2022, the Company has available U.S. federal net operating loss carryforwards to reduce future taxable income of $121.6 million with no expiration date. Per the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted March 27, 2020, net operating losses (“NOL”) incurred in 2018, 2019, and 2020 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has applied for and expects to receive a NOL carryback refund to recover $5.5 million of cash taxes paid by the Company in 2018. This amount has been reflected as a receivable in prepaids and other assets. The remaining deferred tax asset for net operating losses available for carryforward are presented as part of deferred tax assets.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
for those tax positions meeting the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2022. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize applicable interest and penalties related to income tax matters in income tax expense.
Tax Distributions
Liberty LLC is treated as a partnership for income tax purposes. Federal, state and local taxes resulting from the pass-through taxable income of Liberty LLC are obligations of its members. Net profits and losses are generally allocated to the members of Liberty LLC (including the Company) in accordance with the number of Liberty LLC Units held by each member for tax purposes. The Liberty LLC Agreement provides for pro rata cash distributions, and in certain cases non-pro rata cash advances, to assist members (including the Company) in paying their income tax liabilities. The Liberty LLC Agreement requires any tax advances to be proportionally repaid in connection with any redemption of Liberty LLC Units pursuant to the Redemption Right or the Call Right. Net advances received by Liberty LLC from non-controlling interest holders were $0.9 million and $1.4 million, respectively, for the years ended December 31, 2022 and 2021. Additionally, Liberty LLC distributed $2.8 million of which $2.8 million was paid to the Company and $0.0 million to non-controlling interest holders for the year ended December 31, 2022. Liberty LLC distributed $0.0 million for the year ended December 31, 2021.
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
At December 31, 2022, the Company’s liability under the TRAs was $118.9 million, all of which is presented as a component of long-term liabilities, and the related deferred tax assets totaled $99.9 million. Upon the release of the valuation allowance, the Company recorded a loss on remeasurement of the liabilities subject to the TRA of $76.2 million recorded as part of continuing operations in the current year.
During the year ended December 31, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. The Company did not make any TRA payments for the year ended December 31, 2022.
During the year ended December 31, 2021, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $58.5 million in amounts payable under the TRAs, and a net increase of $68.8 million in deferred tax assets, all of which were recorded through equity. The Company did not make any TRA payments for the year ended December 31, 2021.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company has historically made matching contribution at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $25.8 million, $19.0 million, and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During 2020, in connection with other cost savings measures undertaken in response to declining demand for frac services as a result of the impacts of the COVID-19 pandemic, employer matching contributions were temporarily suspended from April 1, 2020 through December 31, 2020. Effective January 1, 2021 the Company restored its 6% matching contribution.
Note 14—Related Party Transactions
Schlumberger Limited
As of December 31, 2022 Schlumberger owns 9,001,961 shares of Class A Common Stock of the Company, or approximately 5.0% of the issued and outstanding shares of Common Stock. Under the Transaction Agreement, to the extent the net working capital, as defined in the Transaction Agreement, of the Transferred Business is less than $54.6 million, the difference shall be payable in cash to the Company. During the three months ended September 30, 2021, the Company agreed on a working capital settlement from Schlumberger of $15.8 million, most of which was netted against transaction services costs and cash settlements during the transition services period. In conjunction with closing the OneStim Acquisition, the Company entered into a transition services agreement with Schlumberger, under which Schlumberger provides certain administrative transition services until the Company fully integrates the acquired business. During the years ended December 31, 2022 and 2021, the Company incurred $0.0 million and $5.7 million of fees payable to Schlumberger such transaction services. The Company does not expect to incur any additional transition services related fees in future periods.
During the year ended December 31, 2022, the Company repurchased and retired 1,700,000 shares of Class A Common Stock for $27.8 million or $16.35 average price per share from Schlumberger, under the share repurchase program.
During 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property acquired in the OneStim Acquisition and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction. In separate transactions, the Company has sold equipment to Schlumberger including $0.1 million and $1.3 million during the years ended December 31, 2022 and 2021, respectively. The Company recognized a gain on the sale of equipment of $0.0 million and $0.9 million, respectively.
Following the OneStim Acquisition, in the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the year ended December 31, 2022 and 2021, total purchases from Schlumberger were approximately $21.7 million and $28.2 million, respectively. As of December 31, 2022 amounts due to Schlumberger were $2.6 million and $0.7 million included in accounts payable and accrued liabilities, respectively. As of December 31, 2021 amounts due to Schlumberger were $2.7 million and $1.1 million included in accounts payable and accrued liabilities, respectively, in the consolidated balance sheet.
Franklin Mountain Energy, LLC
Effective on June 15, 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the year ended December 31, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $131.8 million or 3.2% of the Company’s revenues for such period. During the year ended December 31, 2021 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $20.5 million or 0.8% of the Company’s revenues for such period. Amounts included in unbilled revenue from Franklin Mountain as of December 31, 2022 and 2021, were $13.9 million and $0.0 million, respectively. Receivables from Franklin Mountain as of December 31, 2022 and 2021, were $0.0 million and $0.0 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the years ended December 31, 2022, 2021 and 2020, were $16.7 million, $2.8 million and $0.0 million, respectively. As of December 31, 2022 and 2021, there were $0.0 million and $0.0 million, respectively, outstanding receivables within the Company’s accounts receivable-trade and unbilled revenue line items attributable to the Affiliate.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on April 1, 2024. Amounts outstanding from the Affiliate as of the Agreement Date were $11.8 million. Any receivable amount outstanding at the end of each month is subject to 12% interest through March 31, 2023, 15% from April 1, 2023 through September 30, 2023, and 18% thereafter.
During the years ended December 31, 2022, 2021 and 2020, interest income from the Affiliate was $0.0 million, $0.0 million and $0.3 million, respectively.
PropX Acquisition
During 2016, Liberty Holdings entered into a future commitment to invest and become a non-controlling minority member in PropX, the provider of proppant logistics equipment. Effective October 26, 2021, the Company completed the purchase of all membership interest in PropX, refer to Note 3—Acquisitions for further discussion of the transaction. During the period from January 1, 2021 until October 26, 2021, the Company leased proppant logistics equipment from PropX for $7.3 million. During the year ended December 31, 2020 the Company leased proppant logistics equipment from PropX for $8.7 million.
R/C IV Liberty Big Box Holdings, L.P., a Riverstone Holdings LLC (“Riverstone”) fund and a former significant stockholder of the Company, held a greater than 10% equity interest in PropX. Christopher Wright, the Chief Executive Officer, Michael Stock, the Chief Financial Officer and Ron Gusek, the President of the Company, held a less than 5% equity interest in PropX through Big Box Proppant Investments LLC. Cary Steinbeck, a director of the Company, served on the PropX board of directors and held a less than 5% indirect equity interest in PropX. In addition, Brett Staffieri, a Riverstone appointed director, served on the board of the directors of the Company until June 15, 2021 and on the PropX board of directors until the acquisition date. The PropX Acquisition was reviewed and approved by the disinterested members of the Board and pursuant to the Company’s related party transactions policy.
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
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, chemicals, and equipment. As of December 31, 2022 and 2021, the agreements provide pricing and committed supply sources for the Company to purchase 2,915,172 and 89,317 tons, respectively, of proppant through December 31, 2024. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments extend into 2023.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
2023	$158,653
2024	44,772
2025	—
2026	—
2027	—
Thereafter	—
$203,425
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Company could incur shortfall fees in the amounts of $27.9 million and $6.9 million for the years ended 2023 and 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the year ending December 31, 2022 are approximately $7.8 million of payments expected to be made in the first quarter of 2023 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 16—Subsequent Events
On January 23, 2023, the Company, Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Liberty Oilfield Services LLC, other subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and other lenders entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”).
The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from the Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility, with such release to occur within 120 days after January 23, 2023.
Also on January 23, 2023, the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The balance of the Term Loan Facility upon pay off was $104.7 million and included $0.9 million of accrued interest and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off. As such, the only outstanding debt facility after January 23, 3023 is the ABL Facility. Refer to “Our current and future indebtedness could adversely affect our financial condition” included in “Item 1A. Risk Factors” above for further details on the outstanding balance of the ABL Facility as of the filing date.
On January 24, 2023, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock to be paid on March 20, 2023 to holders of record as of March 6, 2023.
Additionally, on January 24, 2023, the Company’s board of directors authorized an increase of the share repurchase program that allows the Company to repurchase an additional $250.0 million for a total up to $500.0 million of the Company’s Class A Common Stock.
Effective January 31, 2023, Liberty LLC was merged into the Company, with the Company surviving the merger. In connection with the merger all outstanding shares of the Company’s Class B Common Stock were redeemed and exchanged for an equal number of shares of the Company’s Class A Common Stock. The Company did not make any distributions or receive any proceeds in connection with this exchange. The merger is not expected to have a significant impact on the Company’s consolidated financial statements.
No other significant subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements and notes thereto.