Form 10-Q
period 2023-03-31
Liberty Energy Inc.
filed 2023-04-21
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 17, 2023, the Registrant had 175,112,341 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, the impacts of the novel strain of the coronavirus (“COVID-19”) pandemic, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “position,” “potential,” “likely,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Quarterly Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,876	$43,676
Accounts receivable—trade, net of allowances for credit losses of $884 and $884, respectively	488,608	410,308
Accounts receivable—related party	14,310	—
Unbilled revenue (including amounts from related parties of $9,702 and $13,854, respectively)	229,753	175,704
Inventories	196,675	214,454
Prepaid and other current assets	119,970	112,531
Total current assets	1,070,192	956,673
Property and equipment, net	1,430,979	1,362,364
Finance lease right-of-use assets	41,375	41,771
Operating lease right-of-use assets	92,930	97,232
Other assets (including amounts from related parties of $13,099 and $11,799, respectively)	103,906	105,300
Deferred tax asset	21,240	12,592
Total assets	$2,760,622	$2,575,932
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $0 and $2,629, respectively)	$412,498	$326,818
Accrued liabilities (including amounts due to related parties of $0 and $730, respectively)	239,748	276,819
Income taxes payable	61,946	2,294
Deferred revenue	3,419	3,859
Current portion of long-term debt, net of discount of $0 and $730, respectively	—	1,020
Current portion of finance lease liabilities	10,565	11,393
Current portion of operating lease liabilities	26,601	27,294
Total current liabilities	754,777	649,497
Long-term debt, net of discount of $0 and $540, respectively, less current portion	210,000	217,426
Deferred tax liability	1,044	1,044
Payable pursuant to tax receivable agreements	114,842	118,874
Noncurrent portion of finance lease liabilities	23,440	22,490
Noncurrent portion of operating lease liabilities	66,400	69,295
Total liabilities	1,170,503	1,078,626
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 173,945,136 issued and outstanding as of March 31, 2023 and 178,753,125 issued and outstanding as of December 31, 2022	1,739	1,788
Class B, $0.01 par value, 400,000,000 shares authorized and 0 issued and outstanding as of March 31, 2023 and 250,222 issued and outstanding as of December 31, 2022	—	3
Additional paid in capital	1,208,183	1,266,097
Retained earnings	388,064	234,525
Accumulated other comprehensive loss	(7,867)	(7,396)
Total stockholders’ equity	1,590,119	1,495,017
Non-controlling interest	—	2,289
Total equity	1,590,119	1,497,306
Total liabilities and equity	$2,760,622	$2,575,932

See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Revenue	$1,232,320	$770,481
Revenue—related parties	29,757	22,289
Total revenue	1,262,077	792,770
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	888,416	670,019
General and administrative	53,036	38,318
Transaction, severance, and other costs	617	1,334
Depreciation, depletion, and amortization	94,401	74,588
Loss on disposal of assets	487	4,672
Total operating costs and expenses	1,036,957	788,931
Operating income	225,120	3,839
Other expense:
Loss on remeasurement of liability under tax receivable agreements	—	4,165
Interest income—related party	(373)	—
Interest expense, net	8,264	4,324
Total other expense	7,891	8,489
Net income (loss) before income taxes	217,229	(4,650)
Income tax expense	54,483	830
Net income (loss)	162,746	(5,480)
Less: Net income (loss) attributable to non-controlling interests	91	(104)
Net income (loss) attributable to Liberty Energy Inc. stockholders	$162,655	$(5,376)

Net income (loss) attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.92	$(0.03)
Diluted	$0.90	$(0.03)
Weighted average common shares outstanding:
Basic	176,569	183,999
Diluted	181,088	183,999
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$162,746	$(5,480)
Other comprehensive (loss) income
Foreign currency translation	(470)	1,056
Comprehensive income (loss)	$162,276	$(4,424)
Comprehensive income (loss) attributable to non-controlling interest	92	(97)
Comprehensive income (loss) attributable to Liberty Energy Inc.	$162,184	$(4,327)
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	7,782	—	—	7,782	—	7,782
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	103	—	—	103	—	103
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(9,116)	—	(9,116)	—	(9,116)
Share repurchases	(5,167)	—	(52)	—	(74,573)	—		(74,625)	(23)	(74,648)
Excise tax on share repurchases	—	—	—	—	(539)	—	—	(539)	—	(539)
Stock-based compensation expense	—	—	—	—	7,175	—	—	7,175	3	7,178
Vesting of restricted stock units	109	—	—	—	1	—	—	1	(1)	—
Currency translation adjustment	—	—	—	—	—	—	(471)	(471)	1	(470)
Net income	—	—	—	—	—	162,655	—	162,655	91	162,746
Balance—March 31, 2023	173,945	—	$1,739	$—	$1,208,183	$388,064	$(7,867)	$1,590,119	$—	$1,590,119

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,292	(2,292)	23	(23)	15,687	—	—	15,687	(15,687)	—
Offering Costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Stock-based compensation expense	—	—	—	—	6,737	—	—	6,737	76	6,813
Vesting of restricted stock units	84	—	1	—	7	—	—	8	(8)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(24)	—	—	(24)	—	(24)
Currency translation adjustment	—	—	—	—	—	—	1,049	1,049	7	1,056
Net loss	—	—	—	—	—	(5,376)	—	(5,376)	(104)	(5,480)
Balance—March 31, 2022	185,761	340	$1,858	$3	$1,389,987	$(161,330)	$743	$1,231,261	$2,405	$1,233,666
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$162,746	$(5,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	94,401	74,588
Loss on disposal of assets	487	4,672
Amortization of debt issuance costs	1,176	336
Non-cash lease expense	861	1,034
Stock-based compensation expense	7,178	6,813
Loss on remeasurement of liability under tax receivable agreements	—	4,165
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(136,514)	(95,206)
Accounts receivable and unbilled revenue—related party	(11,458)	(11,183)
Inventories	17,790	(5,030)
Other assets	(14,917)	(2,599)
Deferred revenue	(441)	(2,782)
Accounts payable and accrued liabilities	82,879	47,582
Accounts payable and accrued liabilities—related party	—	(1,857)
Initial payment of operating lease liability	(249)	(501)
Net cash provided by operating activities	203,939	14,552
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(133,138)	(90,989)
Investment in sand logistics	—	(795)
Proceeds from sale of assets	3,484	927
Net cash used in investing activities	(129,654)	(90,857)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	242,000	185,000
Repayments on borrowings on line-of-credit	(147,000)	(95,000)
Repayments of borrowings on term loan	(104,716)	(438)
Payments on finance lease obligations	(2,165)	(1,218)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(8,777)	—
Other distributions and advance payments to non-controlling interest unitholders	—	924
Share repurchases	(74,648)	—
Tax withholding on restricted stock units	—	(24)
Payments of equity issuance costs	(223)	(62)
Payments of debt issuance costs	(1,566)	(224)
Net cash (used in) provided by financing activities	(97,095)	88,958
Net (decrease) increase in cash and cash equivalents before translation effect	(22,810)	12,653
Translation effect on cash	10	274
Cash and cash equivalents—beginning of period	43,676	19,998
Cash and cash equivalents—end of period	$20,876	$32,925

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Net cash (received) paid for income taxes	$(3,473)	$4,828
Cash paid for interest	$5,765	$3,847
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$126,847	$71,702
Capital expenditures reclassified from prepaid and other current assets	$8,060	$1,190
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Energy Inc., formerly known as Liberty Oilfield Services Inc. (the “Company”), was incorporated as a Delaware corporation on December 21, 2016, to become a holding corporation for Liberty Oilfield Services New HoldCo LLC (“Liberty LLC”) and its subsidiaries upon completion of a corporate reorganization (the “Corporate Reorganization”) and planned initial public offering of the Company (“IPO”). On April 19, 2022, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the purpose of changing the Company’s name from “Liberty Oilfield Services Inc.” to “Liberty Energy Inc.” and thereafter, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to reflect the new name, effective April 25, 2022. Effective January 31, 2023, Liberty LLC was merged into the Company, with the Company surviving the merger (the “Merger”). In connection with the Merger, all outstanding shares of the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) were redeemed and exchanged for an equal number of shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”). The Company did not make any distributions or receive any proceeds in connection with this exchange. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023 (the “Annual Report”), for additional information on the Merger completed on January 31, 2023, and the Corporate Reorganization and IPO that were completed on January 17, 2018.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2023 and December 31, 2022, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2023 and 2022. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2023. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.
Note 2—Significant Accounting Policies
Reclassifications
Certain amounts in the prior period financial statements have been reclassified from accrued liabilities to income tax payable in the accompanying unaudited condensed consolidated balance sheets to conform to the presentation of the current period financial statements. This reclassification had no effect on the previously reported net income or loss.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2023	2022
Proppants	$21,775	$31,350
Chemicals	28,359	32,392
Maintenance parts and other	146,541	150,712
	$196,675	$214,454
During the three months ended March 31, 2023, the Company did not record any write-downs to inventory carrying values. During the year ended December 31, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million recorded during the quarter ended September 30, 2022.
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2023	2022
Land	N/A	$29,283	$29,276
Field services equipment	2-10	2,057,006	1,925,848
Vehicles	4-7	63,149	62,683
Lease Equipment	10	110,844	106,087
Buildings and facilities	5-30	135,772	135,281
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	9,917	9,504
		2,482,794	2,345,502
Less accumulated depreciation and depletion		(1,224,736)	(1,141,656)
		1,258,058	1,203,846
Construction in-progress	N/A	172,921	158,518
Property and equipment, net		$1,430,979	$1,362,364
During the three months ended March 31, 2023 and 2022, the Company recognized depreciation expense of $88.4 million and $69.9 million, respectively. Depletion expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
Additionally, as of March 31, 2023 and December 31, 2022, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the three months ended March 31, 2023.
As of March 31, 2022, the Company classified $3.4 million of land and $8.4 million of buildings, net of accumulated depreciation, of two properties as assets held for sale. The Company estimated that carrying value of the assets was greater than the fair value less the estimated costs to sell, and therefore recorded a $4.4 million loss during the three months ended March 31, 2022, included as a component of loss on disposal of assets in the accompanying unaudited condensed consolidated statements of operations.

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
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2,236	$977
Interest on lease liabilities	694	261
Operating lease cost	10,574	9,499
Variable lease cost	1,246	1,091
Short-term lease cost	2,051	1,546
Total lease cost	$16,801	$13,374

Supplemental cash flow and other information related to leases for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,877	$9,032
Finance leases	2,936	1,479
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,562	9,461
Finance leases	2,789	—

Lease terms and discount rates as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	4.7 years	4.8 years
Finance leases	3.1 years	3.1 years
Weighted-average discount rate:
Operating leases	4.8%	4.6%
Finance leases	8.1%	8.2%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of March 31, 2023 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2023	$9,027	$23,556
2024	7,871	25,812
2025	7,982	23,278
2026	13,234	12,130
2027	1,200	4,815
Thereafter	—	14,504
Total lease payments	39,314	104,095
Less imputed interest	(5,309)	(11,094)
Total	$34,005	$93,001

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2023 is $13.3 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
Lessor Arrangements
The Company leases dry and wet sand containers and conveyor belts to customers through operating leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. The lease agreements do not include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value. However, some of the leases contain a termination clause in which the customer can cancel the contract. The leases can be subject to variable lease payments if the customer requests more units than what is agreed upon in the lease. The Company does not record any lease assets or liabilities related to these variable items.
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of March 31, 2023 and December 31, 2022 were as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Lease Equipment	$110,844	$106,087
Less: Accumulated depreciation	(14,699)	(11,408)
Lease Equipment - net	$96,145	$94,679
Future payments receivable for operating leases commenced as of March 31, 2023 are as follows:

($ in thousands)
Remainder of 2023	$12,392
2024	9,218
2025	1,051
2026	—
2027	—
Thereafter	—
Total	$22,661
Revenues from operating leases for the three months ended March 31, 2023 and 2022 were $8.6 million and $5.9 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued vendor invoices	$102,805	$119,801
Operations accruals	66,786	72,348
Accrued benefits and other	70,157	84,670
	$239,748	$276,819
Note 7—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2023	2022
Term Loan outstanding	$—	$104,716
Revolving Line of Credit	210,000	115,000
Deferred financing costs and original issue discount	—	(1,270)
Total debt, net of deferred financing costs and original issue discount	$210,000	$218,446
Current portion of long-term debt, net of discount	$—	$1,020
Long-term debt, net of discount and current portion	210,000	217,426
Total debt, net of deferred financing costs and original issue discount	$210,000	$218,446
On September 19, 2017, the Company entered into two credit agreements for a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
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
Additionally, on January 23, 2023, the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The amount paid includes the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off.
The weighted average interest rate on all borrowings outstanding as of March 31, 2023 and December 31, 2022 was 6.7% and 9.0%, respectively.
Term Loan Facility
The Term Loan Facility provided for a $175.0 million term loan, of which $0 million remained outstanding as of March 31, 2023. In connection with the Eighth ABL Amendment and payoff of the Term Loan Facility, on January 23, 2023, the Company terminated the Term Loan Facility, see above for further discussion.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2023, the borrowing base was calculated to be $499.9 million, and the Company had $210.0 million outstanding in addition to letters of credit in the amount of $2.6 million, with $287.3 million of remaining availability. Borrowings under the ABL Facility bear interest at SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as defined in the ABL Facility credit agreement. Additionally, borrowings as of March 31, 2023 incurred interest at a weighted average rate of 6.7%. The average

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
The ABL Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio.
The ABL Facility is not subject to financial covenants unless liquidity, as defined in the credit agreement, drops below a specific level. The Company is required to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement governing the ABL Facility, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.
The Company was in compliance with these covenants as of March 31, 2023.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	210,000
$210,000

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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2023 and December 31, 2022.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on March 31, 2023 and December 31, 2022, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2023 and December 31, 2022, as the effective interest rates approximated market rates.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on March 31, 2023 and December 31, 2022, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
As of March 31, 2023 and December 31, 2022, the Company recorded $1.1 million of land and $6.2 million of buildings of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $6.3 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimated the fair value of the properties based on a purchase and sale agreement for one property and a communicated selling price, which are Level 3 inputs.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2023 and December 31, 2022, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of March 31, 2023 and December 31, 2022 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $20.9 million and $43.7 million as of March 31, 2023 and December 31, 2022, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2023 and December 31, 2022, customer A accounted for 14% and 11%, respectively, of total accounts receivable and unbilled revenue. During the three months ended March 31, 2023 and March 31, 2022, customer A accounted for 12% and 10%, respectively, of revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of March 31, 2023 and December 31, 2022, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2022	$884
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on March 31, 2023	$884

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to five years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	2,985,727	$12.15
Granted	553,069	15.49
Vested	(108,543)	11.83
Forfeited	(25,297)	11.69
Outstanding as of March 31, 2023	3,404,956	$12.71
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three-year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	1,390,588	$11.87
Granted	341,928	15.64
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	1,732,516	$12.61
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $7.2 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively. There was approximately $36.9 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023 to stockholders of record as of March 6, 2023. The Company paid the cash dividend to all holders of shares of Class A Common Stock as of March 6, 2023, which totaled $8.8 million.
As of March 31, 2023 and December 31, 2022, the Company had $0.5 million and $0.2 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.

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
During the three months ended March 31, 2023, the Company repurchased and retired 5,166,730 shares of Class A Common Stock for $74.6 million or $14.45 average price per share including commissions, under the share repurchase program.
As of March 31, 2023, $300.0 million, including commissions paid, remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (“IRA”), the Company has accrued stock repurchase excise tax of $0.5 million for the three months ended March 31, 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Net Income (Loss) per Share
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
The following table reflects the allocation of net income (loss) to common stockholders and net income (loss) per share computations for the periods indicated based on a weighted average number of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended
(In thousands, except per share data)	March 31, 2023	March 31, 2022
Basic Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$162,655	$(5,376)
Denominator:
Basic weighted average common shares outstanding	176,569	183,999
Basic net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.92	$(0.03)
Diluted Net Income (Loss) Per Share
Numerator:
Net income (loss) attributable to Liberty Energy Inc. stockholders	$162,655	$(5,376)
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	70	—
Diluted net income (loss) attributable to Liberty Energy Inc. stockholders	$162,725	$(5,376)
Denominator:
Basic weighted average shares outstanding	176,569	183,999
Effect of dilutive securities:
Restricted stock units	4,433	—
Class B Common Stock	86	—
Diluted weighted average shares outstanding	181,088	183,999
Diluted net income (loss) per share attributable to Liberty Energy Inc. stockholders	$0.90	$(0.03)
In accordance with GAAP, diluted weighted average common shares presented above do not include certain weighted average shares of Class B Common Stock and restricted stock units, because to do so would have had an antidilutive effect, as follows:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Weighted average shares of Class B Common Stock	—	2,092
Weighted average shares of restricted stock units	—	4,745
Note 11—Income Taxes
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
Effective January 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC with the Company remaining as the surviving entity. Liberty LLC will file a final tax return during the 2023 calendar year. The Company is still party to the TRAs, as defined below, of which the Company’s liability under the TRAs’ is $119.5 million, presented as $4.7 million as a current liability included in accrued

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
liabilities in the accompanying unaudited condensed consolidated balance sheet, and $114.8 million as a non-current liability as of March 31, 2023.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2023 was 25.1%, compared to (17.8)% for the period ended March 31, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $54.5 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company recognized a deferred tax liability in the amount of $1.0 million and $1.0 million, respectively. As of March 31, 2023 and December 31, 2022, the Company recognized a net deferred tax asset in the amount of $21.2 million and $12.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direct Partnership, L.P. and the then existing owners that continued to own units in Liberty LLC (“Liberty LLC Units”) (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of redemption or call rights, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs. On January 31, 2023, the last redemption of the Liberty LLC Units occurred.
During the three months ended March 31, 2023, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which are recorded through equity. The Company did not make any TRA payments for the three months ended March 31, 2023. On January 31, 2023 the Company also recorded an increase of $7.8 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company, all of which was recorded through equity.
During the three months ended March 31, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million in amounts payable under the TRAs, all of which were recorded through equity. The Company did not make any TRA payments for the three months ended March 31, 2022.
As of March 31, 2023, the Company’s liability under the TRAs was $119.5 million, of which $4.7 million is presented as a current liability included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, and $114.8 million is presented as a component of long-term liabilities. As of December 31, 2022, the Company’s liability under the TRAs was $118.9 million, all of which is presented as a component of long-term liabilities. At March 31, 2023 and December 31, 2022 the related deferred tax assets totaled $99.9 million and $99.9 million, respectively.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $7.7 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”). During the three months ended March 31, 2023, the Company repurchased and retired 3,000,000 shares of Class A Common Stock for $45.0 million or $15.00 average price per share from Schlumberger, under the share repurchase program. Effective January 31, 2023, after the repurchase and retirement, Schlumberger owns no shares of Class A Common Stock of the Company and no longer qualifies as a related party.
Within the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the period from January 1, 2023 until January 31, 2023, total purchases from Schlumberger were approximately $1.7 million. During the three months ended March 31, 2022 total purchases from Schlumberger were approximately $3.6 million. As of December 31, 2022 amounts due to Schlumberger were $2.6 million and $0.7 million, included in accounts payable and accrued liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet. Although the Company continues to do business with Schlumberger, the Company no longer presents cash flows with Schlumberger as related party in the accompanying unaudited condensed consolidated statements of cash flows.
Franklin Mountain Energy, LLC
During 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three months ended March 31, 2023 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $23.3 million or 1.8% of the Company’s revenues for such period. During the three months ended March 31, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $22.3 million or 2.8% of the Company’s revenues for such period. Amounts included in unbilled revenue from Franklin Mountain as of March 31, 2023 and December 31, 2022, were $9.7 million and $13.9 million, respectively. Receivables from Franklin Mountain as of March 31, 2023 and December 31, 2022 were $14.3 million and $0.0 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended March 31, 2023 and 2022 was $6.5 million and $0.0 million, respectively.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on April 1, 2024. Amounts outstanding from the Affiliate as of March 31, 2023 and December 31, 2022 were $13.1 million and $11.8 million, respectively, included in other assets in the accompanying unaudited condensed consolidated balance sheet. Any receivable amount outstanding at the end of each month is subject to 12% interest through March 31, 2023, 15% from April 1, 2023 through September 30, 2023, and 18% thereafter.
During the three months ended March 31, 2023 and 2022, interest income from the Affiliate was $0.4 million and $0.0 million, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, chemicals, and equipment. As of March 31, 2023 and December 31, 2022, the agreements provide pricing and committed supply sources for the Company to purchase 2,822,891 and 2,915,172 tons, respectively, of proppant through December 31, 2024. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2023	$192,200
2024	60,759
2025	—
2026	—
2027	—
Thereafter	—
$252,959
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $51.0 million and $7.8 million for the remainder of 2023 and year ended 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2023 are approximately $7.9 million of payments expected to be made in the second quarter of 2023 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 15—Subsequent Events
On April 18, 2023, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock to be paid on June 20, 2023 to holders of record as of June 6, 2023.
On April 10, 2023, the Company acquired Siren Energy (“Siren”), a Permian focused integrated natural gas compression and compressed natural gas (“CNG”) delivery business. At the acquisition date, Siren had 16 MMcf per day of natural gas compression capacity at two expandable Permian sites and transportation, logistics, and pressure reduction services. Siren currently delivers fuel to customers in both the drilling and completions markets, and its logistics system is designed to deliver CNG, renewable natural gas (“RNG”), or hydrogen to remote locations. The Company acquired Siren for an aggregate cash purchase price of $78.0 million, subject to normal closing adjustments. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date these financial statements are issued. Further, it is impracticable for us to provide all of the disclosures required for a business combination pursuant to ASC 805 Business Combinations.
No other significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements and notes thereto.

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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of March 31, 2023. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our first digiFleet℠, comprising digiFrac℠ pumps, our innovative, purpose-built electric frac pump that has approximately 25% lower CO2e emission profile than the Tier IV DGB; and (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends, Developments and Outlook
Tight frac markets persist in North America. Domestic natural gas markets are now beginning to show signs of a widely anticipated slowdown, but the softness is likely transitory ahead of a wave of LNG and Mexico pipeline export growth. The vast majority of frac services are weighted toward oilier basins and are working to simply maintain production levels.
The fundamental outlook for North American hydrocarbons is strong, as constrained global oil supply is confronted by rising demand in emerging markets and a gradual recovery in China. North American E&P companies have demonstrated strength and discipline amidst economic turbulence. Development programs are largely unchanged, as production has been roughly aligned with oil demand in the years since the pandemic and E&P companies are financially healthier relative to prior cycles.
In early spring, financial sector stresses and the heightened perceived recessionary risk on global oil demand resulted in an abrupt fall in oil prices. Concerns have since eased as markets digested the news and economic data showed resiliency. A surprise collective and proactive output cut from OPEC+ members coupled with falling Russian supply drove oil prices back to pre-bank stress levels.
We believe the frac market will remain strong at least into the second quarter, where we are seeing stable pricing and normal seasonality. High utilization and demand in larger, oilier basins will likely offset softer conditions isolated to gas basins.
During the first quarter of 2023, the posted WTI price traded at an average of $75.93 per barrel (“Bbl”), as compared to the first quarter of 2022 average of $95.18 per Bbl, and fourth quarter of 2022 average of $82.79 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 965 rigs reported in the first quarter of 2023, up from the first quarter of 2022 of 816 and the fourth quarter of 2022 of 947, according to a report from Baker Hughes.

On April 10, 2023, the Company acquired Siren, a Permian focused integrated natural gas compression and CNG delivery business. At the acquisition date, Siren had 16 MMcf per day of natural gas compression capacity at two expandable Permian sites and transportation, logistics, and pressure reduction services. Siren currently delivers fuel to customers in both the drilling and completions markets, and its logistics system is designed to deliver CNG, RNG, or hydrogen to remote locations. The Company acquired Siren for an aggregate cash purchase price of $78.0 million, subject to normal closing adjustments.
Results of Operations
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Three months ended March 31,
Description	2023	2022	Change
	(in thousands)
Revenue	$1,262,077	$792,770	$469,307
Cost of services, excluding depreciation, depletion, and amortization shown separately	888,416	670,019	218,397
General and administrative	53,036	38,318	14,718
Transaction, severance, and other costs	617	1,334	(717)
Depreciation, depletion, and amortization	94,401	74,588	19,813
Loss on disposal of assets	487	4,672	(4,185)
Operating income	225,120	3,839	221,281
Other expense, net	7,891	8,489	(598)
Net income (loss) before income taxes	217,229	(4,650)	221,879
Income tax expense	54,483	830	53,653
Net income (loss)	162,746	(5,480)	168,226
Less: Net income (loss) attributable to non-controlling interests	91	(104)	195
Net income (loss) attributable to Liberty Energy Inc. stockholders	$162,655	$(5,376)	$168,031
Revenue
Our revenue increased $469.3 million, or 59.2%, to $1.3 billion for the three months ended March 31, 2023 compared to $792.8 million for the three months ended March 31, 2022. The increase in revenue is attributable to higher service pricing, the addition and reactivation of several fleets subsequent to the prior year period, and an activity-driven increase in fleet utilization and efficiency commensurate with increased demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $218.4 million, or 32.6%, to $888.4 million for the three months ended March 31, 2023 compared to $670.0 million for the three months ended March 31, 2022. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to additional fleets and higher fleet utilization as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $14.7 million, or 38.4%, to $53.0 million for the three months ended March 31, 2023 compared to $38.3 million for the three months ended March 31, 2022, primarily related to an increase in performance-based variable compensation, labor cost inflation, and corporate costs related to increased levels of activity.

Transaction, Severance, and Other Costs
Transaction, severance and other costs decreased $0.7 million, or 53.7%, to $0.6 million for the three months ended March 31, 2023 compared to $1.3 million for the three months ended March 31, 2022. The costs incurred in the three months ended March 31, 2023 consist of due diligence work for the acquisition of Siren. See Note 15— Subsequent Events to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $19.8 million, or 26.6%, to $94.4 million for the three months ended March 31, 2023 compared to $74.6 million for the three months ended March 31, 2022. The increase in 2023 was due to additional equipment placed in service since the prior year period.
Loss on Disposal of Assets
The Company recorded a loss on disposal of assets of $0.5 million for the three months ended March 31, 2023 compared to $4.7 million for the three months ended March 31, 2022. The loss as of March 31, 2023 was a result of the Company regularly selling equipment that is no longer in use as part of normal course fleet and equipment management. The loss as of March 31, 2022 was as a result of plans to sell two non-strategic facilities.
Operating Income
The Company recorded operating income of $225.1 million for the three months ended March 31, 2023 compared to operating income of $3.8 million for the three months ended March 31, 2022. The increase in operating income is primarily due to the $469.3 million, or 59.2%, increase in total revenue partially offset by a $248.0 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, Net
Other expense, net decreased by $0.6 million, or 7.0%, to $7.9 million for the three months ended March 31, 2023 compared to $8.5 million for the three months ended March 31, 2022. Other expense, net is comprised of loss on remeasurement of liability under the TRAs, interest income—related party, and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $4.2 million for the three months ended March 31, 2022, there was no such remeasurement required during the three months ended March 31, 2023. Interest income—related party increased $0.4 million related to a note receivable agreement executed in December 2022. Additionally, interest expense, net increased $3.9 million as a result of increased borrowings and higher interest rates under the credit facility during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Net Income (Loss) before Income Taxes
The Company realized net income before income taxes of $217.2 million for the three months ended March 31, 2023 compared to a net loss before income taxes of $4.7 million for the three months ended March 31, 2022. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the fleet deployments and an increase in activity and service pricing.
Income Tax Expense
The Company recognized income tax expense of $54.5 million for the three months ended March 31, 2023, an effective rate of 25.1%, compared to $0.8 million, an effective rate of (17.8)%, recognized for the three months ended March 31, 2022. The increase in income tax expense is primarily attributable to the Company recording taxes on the Company’s U.S. activity during the three months ended March 31, 2023, compared to having a valuation allowance on its U.S. net deferred tax assets for the three months ended March 31, 2022.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the loss or gain on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, and other non-recurring expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2023	2022	Change
	(in thousands)
Net income (loss)	$162,746	$(5,480)	$168,226
Depreciation, depletion, and amortization	94,401	74,588	19,813
Interest expense, net	7,891	4,324	3,567
Income tax expense	54,483	830	53,653
EBITDA	$319,521	$74,262	$245,259
Stock-based compensation expense	7,178	6,813	365
Fleet start-up and lay-down costs	2,082	585	1,497
Transaction, severance, and other	617	1,334	(717)
Loss (gain) on disposal of assets	487	4,672	(4,185)
Loss on remeasurement of liability under tax receivable agreements	—	4,165	(4,165)
Adjusted EBITDA	$329,885	$91,831	$238,054
EBITDA was $319.5 million for the three months ended March 31, 2023 compared to $74.3 million for the three months ended March 31, 2022. Adjusted EBITDA was $329.9 million for the three months ended March 31, 2023 compared to $91.8 million for the three months ended March 31, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity to date have been cash flows from operations, proceeds from our IPO, and borrowings under our Credit Facilities. We expect to fund operations and organic growth with cash flows from operations and available borrowings under our ABL Facility. We monitor the availability of capital resources such as equity and debt financings that could be leverage for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades.
Cash and cash equivalents decreased by $22.8 million to $20.9 million as of March 31, 2023 compared to $43.7 million as of December 31, 2022, while working capital excluding cash and current liabilities under debt and lease arrangements increased $28.5 million.

We have $525.0 million committed under the ABL Facility subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of March 31, 2023, the borrowing base was calculated to be $499.9 million, and the Company had $210.0 million outstanding, in addition to a letter of credit in the amount of $2.6 million, with $287.3 million of remaining availability.
On January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility. The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million; (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from the Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility, with such release to occur within 120 days after January 23, 2023.
Additionally, on January 23, 2023, the Company withdrew $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The amount paid included the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off. As such, the only outstanding debt facility after January 23, 2023 is the ABL Facility.
The ABL Facility contains covenants that restrict our ability to take certain actions. At March 31, 2023, we were in compliance with all debt covenants.
See Note 7— Debt to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for further details.
We have no material off balance sheet arrangements as of March 31, 2023, except for purchase commitments under supply agreements as disclosed above under “Item 1. Financial Statements (Unaudited)—Note 14—Commitments & Contingencies.” As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$203,939	$14,552	$189,387
Net cash used in investing activities	(129,654)	(90,857)	(38,797)
Net cash (used in) provided by financing activities	(97,095)	88,958	(186,053)
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2023 and March 31, 2022
Operating Activities. Net cash provided by operating activities was $203.9 million for the three months ended March 31, 2023, compared to $14.6 million for the three months ended March 31, 2022. The $189.4 million increase in cash from operating activities is primarily attributable to a $469.3 million increase in revenues, offset by a $232.4 million increase in cash operating expenses and a $62.7 million decrease in cash from changes in working capital for the three months ended March 31, 2023, compared to a $71.1 million decrease in cash from changes in working capital for the three months ended March 31, 2022.
Investing Activities. Net cash used in investing activities was $129.7 million for the three months ended March 31, 2023, compared to $90.9 million for the three months ended March 31, 2022. Cash used in investing activities was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 as the Company continued to invest in equipment, including the new digiTechnologies™ suite, to support increased customer demand in next generation equipment and technology.
Financing Activities. Net cash used in financing activities was $97.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $89.0 million for the three months ended March 31, 2022. The $186.1 million change in cash financing activities was primarily due to $74.6 million of cash payments made in connection with share repurchases for the three months ended March 31, 2023, compared to none in the three months ended March 31, 2022 as the Company reinstated the share buyback program since the prior year period. Additionally, the Company reinstated quarterly dividends during the fourth quarter of 2022 resulting in a $8.8 million increase in dividends. A net repayment of $9.7 million on the Credit Facilities contributed to the cash outflow due to the $104.7 million pay off of the Term Loan Facility offset by net borrowings of $95.0 million on the ABL Facility during the three months ended March 31, 2023. There were $90.0 million of net borrowings on the ABL Facility for the three months ended March 31, 2022.
Cash Requirements
Our material cash commitments consists primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of shares of our Class A Common Stock, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of March 31, 2023, except for obligations of $192.2 million payable within 2023 and $60.8 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for information regarding scheduled contractual obligations. There have been no material changes to cash requirements since the year ended December 31, 2022.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2023 was 25.1%, compared to (17.8)% for the period ended March 31, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $54.5 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2022, we released a valuation allowance on our U.S. net deferred tax assets. As of March 31, 2023, the Company’s net deferred tax assets were primarily comprised of federal and state U.S. Net Operating Losses (“NOLs”) and TRA tax attributes, net of Property and equipment deferred tax liabilities.

Refer to Note 11—Income Taxes to the unaudited condensed consolidated financial statements for additional information related to income tax expense.
Tax Receivable Agreements
Refer to Note 11—Income Taxes to the unaudited condensed consolidated financial statements for additional information related to tax receivable agreements.
Critical Accounting Policies and Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report). A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
There have been no material changes in our evaluation of our critical accounting policies and estimates since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2023 and 2022, the Company recorded foreign currency translation loss of $0.5 million and gain of $1.1 million, respectively, to comprehensive income (loss).
Other exposures to market risk have not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information relating to legal proceedings is described in Note 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
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
No other risk factors were identified in addition to the risk factors set forth in the Annual Report. There have been no material changes to the risk factors in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 - January 31, 2023	3,000,000	$15.00	3,000,000	$329,816,890
February 1, 2023 - February 28, 2023	664,577	$15.05	664,577	$319,816,867
March 1, 2023 - March 31, 2023	1,502,153	$13.05	1,502,153	$300,212,224
Total	5,166,730	$14.44	5,166,730	$300,212,224
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. All amounts give effect to such increase. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $14.44 was calculated excluding commissions.
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

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (4)

4.1
Amended and Restated Stockholders Agreement, dated as of December 31, 2020, by and among Liberty Oilfield Services Inc., R/C IV Liberty Holdings, L.P., R/C Energy IV Direct Partnership, L.P. and Schlumberger. (5)

10.1
Eighth Amendment to Credit Agreement, dated January 23, 2023, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (4)

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

Signature
/s/ Christopher A. Wright
Date:	April 21, 2023	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	April 21, 2023	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 21, 2023	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)