Form 10-Q
period 2023-06-30
Liberty Energy Inc.
filed 2023-07-21
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 17, 2023, the registrant had 170,393,226 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “anticipate,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report for the year ended December 31, 2022, this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,667	$43,676
Accounts receivable—trade, net of allowances for credit losses of $884 and $884, respectively	510,125	410,308
Accounts receivable—related party	7,162	—
Unbilled revenue (including amounts from related parties of $29,002 and $13,854, respectively)	201,907	175,704
Inventories	201,069	214,454
Prepaid and other current assets (including amounts from related parties of $6,426 and $0, respectively	121,985	112,531
Total current assets	1,073,915	956,673
Property and equipment, net	1,546,187	1,362,364
Finance lease right-of-use assets	53,461	41,771
Operating lease right-of-use assets	96,407	97,232
Other assets (including amounts from related parties of $0 and $11,799, respectively)	133,292	105,300
Deferred tax assets	21,240	12,592
Total assets	$2,924,502	$2,575,932
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $0 and $2,629, respectively)	$368,723	$326,818
Accrued liabilities (including amounts due to related parties of $0 and $730, respectively)	265,340	276,819
Income taxes payable	52,291	2,294
Deferred revenue	19,335	3,859
Current portion of long-term debt, net of discount of $0 and $730, respectively	—	1,020
Current portion of finance lease liabilities	10,926	11,393
Current portion of operating lease liabilities	27,615	27,294
Total current liabilities	744,230	649,497
Long-term debt, net of discount of $0 and $540, respectively, less current portion	288,000	217,426
Deferred tax liability	1,067	1,044
Payable pursuant to tax receivable agreements	114,842	118,874
Noncurrent portion of finance lease liabilities	33,765	22,490
Noncurrent portion of operating lease liabilities	68,657	69,295
Total liabilities	1,250,561	1,078,626
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 170,393,226 issued and outstanding as of June 30, 2023 and 178,753,125 issued and outstanding as of December 31, 2022	1,704	1,788
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding as of June 30, 2023 and 250,222 issued and outstanding as of December 31, 2022	—	3
Additional paid in capital	1,146,130	1,266,097
Retained earnings	531,974	234,525
Accumulated other comprehensive loss	(5,867)	(7,396)
Total stockholders’ equity	1,673,941	1,495,017
Non-controlling interest	—	2,289
Total equity	1,673,941	1,497,306
Total liabilities and equity	$2,924,502	$2,575,932
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Revenue	$1,142,757	$941,370	$2,375,077	$1,711,851
Revenue—related parties	52,231	1,249	81,988	23,538
Total revenue	1,194,988	942,619	2,457,065	1,735,389
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	833,456	713,718	1,721,872	1,383,737
General and administrative	58,034	42,162	111,070	80,480
Transaction, severance, and other costs	985	2,192	1,602	3,526
Depreciation, depletion, and amortization	99,695	77,379	194,096	151,967
(Gain) loss on disposal of assets	(3,660)	(3,436)	(3,173)	1,236
Total operating costs and expenses	988,510	832,015	2,025,467	1,620,946
Operating income	206,478	110,604	431,598	114,443
Other expense:
Loss on remeasurement of liability under tax receivable agreements	—	168	—	4,333
Interest income—related party	(350)	—	(723)	—
Interest expense, net	6,825	4,862	15,089	9,186
Total other expense	6,475	5,030	14,366	13,519
Net income before income taxes	200,003	105,574	417,232	100,924
Income tax expense	47,332	235	101,815	1,065
Net income	152,671	105,339	315,417	99,859
Less: Net income attributable to non-controlling interests	—	183	91	79
Net income attributable to Liberty Energy Inc. stockholders	$152,671	$105,156	$315,326	$99,780

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.88	$0.56	$1.80	$0.54
Diluted	$0.87	$0.55	$1.76	$0.52
Weighted average common shares outstanding:
Basic	173,131	186,719	174,840	185,367
Diluted	176,225	190,441	178,837	190,623
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$152,671	$105,339	$315,417	$99,859
Other comprehensive income (loss)
Foreign currency translation	2,000	(3,012)	1,530	(1,956)
Comprehensive income	$154,671	$102,327	$316,947	$97,903
Comprehensive income attributable to non-controlling interest	—	177	92	80
Comprehensive income attributable to Liberty Energy Inc.	$154,671	$102,150	$316,855	$97,823
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	7,782	—	—	7,782	—	7,782
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	103	—	—	103	—	103
$0.10/share of Class A Common Stock dividend	—	—	—	—	—	(17,877)		(17,877)	—	(17,877)
Share repurchases	(9,889)	—	(99)	—	(134,620)	—		(134,719)	(23)	(134,742)
Excise tax on share repurchases	—	—	—	—	(1,178)	—	—	(1,178)	—	(1,178)
Stock-based compensation expense	—	—	—	—	15,140	—	—	15,140	3	15,143
Vesting of restricted stock units	1,279	—	12	—	(11)	—	—	1	(1)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,320)	—	—	(9,320)	—	(9,320)
Currency translation adjustment	—	—	—	—	—	—	1,529	1,529	1	1,530
Net income	—	—	—	—	—	315,326	—	315,326	91	315,417
Balance—June 30, 2023	170,393	—	$1,704	$—	$1,146,130	$531,974	$(5,867)	$1,673,941	$—	$1,673,941

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,306	(2,306)	23	(23)	15,817	—	—	15,817	(15,817)	—
Offering Costs	—	—	—	—	(564)	—	—	(564)	—	(564)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Stock-based compensation expense	—	—	—	—	10,931	—	—	10,931	83	11,014
Vesting of restricted stock units	1,168	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,700)	—	—	(9,700)	—	(9,700)
Currency translation adjustment	—	—	—	—	—	—	(1,957)	(1,957)	1	(1,956)
Net income	—	—	—	—	—	99,780	—	99,780	79	99,859
Balance—June 30, 2022	186,859	326	$1,869	$3	$1,384,134	$(56,174)	$(2,263)	$1,327,569	$2,447	$1,330,016
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$315,417	$99,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	194,096	151,967
(Gain) loss on disposal of assets	(3,173)	1,236
Inventory write-down	2,202	—
Non-cash lease expense	1,587	2,088
Stock-based compensation expense	15,143	11,014
Deferred income tax expense	—	320
Loss on remeasurement of liability under tax receivable agreements	—	4,333
Other non-cash expense	(401)	826
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(105,849)	(156,049)
Accounts receivable and unbilled revenue—related party	(17,073)	(1,118)
Inventories	11,406	(29,209)
Other assets	(27,291)	(1,560)
Deferred revenue	10,275	(2,898)
Accounts payable and accrued liabilities	49,178	58,539
Accounts payable and accrued liabilities—related party	—	(1,955)
Initial payment of operating lease liability	(1,129)	(1,764)
Net cash provided by operating activities	444,388	135,629
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(292,281)	(224,737)
Investment in sand logistics	—	(5,717)
Investment in Fervo Energy Company	—	(10,000)
Acquisition of Siren Energy, net of cash received	(74,896)	—
Proceeds from sale of assets	10,881	7,630
Net cash used in investing activities	(356,296)	(232,824)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	525,000	400,000
Repayments of borrowings on line-of-credit	(352,000)	(268,000)
Repayments of borrowings on term loan	(104,716)	(875)
Payments on finance lease obligations	(5,070)	(2,696)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(17,570)	(148)
Other distributions and advance payments to non-controlling interest unitholders	—	924
Share repurchases	(134,742)	—
Tax withholding on restricted stock units	(9,320)	(9,700)
Payments of equity issuance costs	(223)	(523)
Payments of debt issuance costs	(1,566)	(224)
Net cash (used in) provided by financing activities	(100,207)	118,758
Net (decrease) increase in cash and cash equivalents before translation effect	(12,115)	21,563
Translation effect on cash	106	(85)
Cash and cash equivalents—beginning of period	43,676	19,998
Cash and cash equivalents—end of period	$31,667	$41,476

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$49,044	$6,073
Cash paid for interest	$11,954	$8,352
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$127,731	$79,319
Capital expenditures reclassified from prepaid and other current assets	$20,675	$1,190
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
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2023 and December 31, 2022, the results of operations and equity of the Company as of and for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2023. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.
Note 2—Significant Accounting Policies
Transaction, Severance, and Other Costs
The Company incurred transaction related costs in connection with the Siren Acquisition (as defined below). Such costs include investment banking, legal, accounting, and other professional services provided in connection with closing the transaction and are expensed as incurred.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that the acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this guidance effective December 15, 2022 and the adoptions did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
Siren Acquisition
On April 6, 2023, the Company completed the acquisition of a Permian focused integrated natural gas compression and compressed natural gas delivery business, Siren Energy (“Siren”), for cash consideration of approximately $76.4 million, subject to normal closing adjustments (the “Siren Acquisition”). The Siren Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the Siren Acquisition the Company preliminarily recorded goodwill of $43.1 million, property and equipment of $34.7 million, net working capital of $2.9 million, and net other liabilities of $4.3 million. Goodwill is recorded in other assets in the accompanying unaudited condensed consolidated balance sheets. Due to the immateriality of the Siren Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the Siren Acquisition closed on April 6, 2023, the Company is in the process of completing the initial purchase price allocation, particularly as it relates to current assets and current liabilities.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified including $2.3 million from accrued liabilities to income tax payable in the accompanying unaudited condensed consolidated balance sheets to conform to the presentation of the current period financial statements. This reclassification had no effect on the previously reported net income or loss.
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2023	2022
Proppants	$17,866	$31,350
Chemicals	25,123	32,392
Maintenance parts	158,080	150,712
	$201,069	$214,454
During the three and six months ended June 30, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $2.2 million. During the year ended December 31, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million recorded during the quarter ended September 30, 2022.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2023	2022
Land	N/A	$29,427	$29,276
Field services equipment	2-10	2,240,804	1,925,848
Vehicles	4-7	64,963	62,683
Lease Equipment	10	123,629	106,087
Buildings and facilities	5-30	138,377	135,281
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	9,965	9,504
		2,683,988	2,345,502
Less accumulated depreciation and depletion		(1,319,119)	(1,141,656)
		1,364,869	1,203,846
Construction in-progress	N/A	181,318	158,518
Property and equipment, net		$1,546,187	$1,362,364
Depreciation expense for the three months ended June 30, 2023 and 2022 was $92.9 million and $72.4 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized depreciation expense of $181.4 million and $142.3 million, respectively. Depletion expense for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively. Depletion expense for the six months ended June 30, 2023 and 2022 was $0.6 million and $0.6 million, respectively.
As of June 30, 2023 and December 31, 2022, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of June 30, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the six months ended June 30, 2023.
Additionally, as of December 31, 2022, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. One of the properties classified as held for sale as of December 31, 2022 was sold during the three months ended June 30, 2023, resulting in a nominal loss included as a component of (gain) loss on disposal of assets in the accompanying unaudited condensed consolidated statements of income.
As of June 30, 2022, the Company classified $2.0 million of land and $6.0 million of buildings, net of accumulated depreciation, of one property as assets held for sale. The Company estimated that carrying value of the assets was greater than the fair value less the estimated costs to sell, and therefore recorded a $2.3 million loss during the six months ended June 30, 2022, included as a component of (gain) loss on disposal of assets in the accompanying unaudited condensed consolidated statements of income.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$2,328	$1,229	$4,564	$2,206
Interest on lease liabilities	695	352	1,389	613
Operating lease cost	10,064	12,635	20,638	22,134
Variable lease cost	1,271	1,045	2,517	2,136
Short-term lease cost	2,354	1,446	4,405	2,992
Total lease cost	$16,712	$16,707	$33,513	$30,081

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating leases	$10,383	$12,863	$20,260	$21,895
Finance leases	3,523	1,830	6,461	3,309
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	12,358	9,909	16,920	19,370
Finance leases	14,384	6,333	17,173	6,333

During the six months ended June 30, 2022, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. Additionally, in connection with the amendments, the Company recognized finance lease right-of-use assets of $1.8 million and liabilities of $1.8 million. There was no gain or loss recognized as a result of these amendments. During the six months ended June 30, 2023, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	4.6 years	4.8 years
Finance leases	3.2 years	3.1 years
Weighted-average discount rate:
Operating leases	5.3%	4.6%
Finance leases	8.1%	8.2%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2023 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2023	$7,351	$16,860
2024	10,783	28,574
2025	10,893	26,295
2026	16,145	15,331
2027	7,648	6,310
Thereafter	—	15,055
Total lease payments	52,820	108,425
Less imputed interest	(8,129)	(12,153)
Total	$44,691	$96,272

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2023 is $14.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of June 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Lease Equipment	$123,629	$106,087
Less: Accumulated depreciation	(18,199)	(11,408)
Lease Equipment - net	$105,430	$94,679
Future payments receivable for operating leases commenced as of June 30, 2023 are as follows:

($ in thousands)
Remainder of 2023	$8,337
2024	10,036
2025	3,346
2026	619
2027	—
Thereafter	—
Total	$22,338
Revenues from operating leases for the three and six months ended June 30, 2023 were $9.6 million and $18.2 million, respectively. Revenues from operating leases for the three and six months ended June 30, 2022 were $5.9 million and $11.8 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued vendor invoices	$110,039	$119,801
Operations accruals	60,716	72,348
Accrued benefits and other	94,585	84,670
	$265,340	$276,819
Note 7—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2023	2022
Term Loan outstanding	$—	$104,716
Revolving Line of Credit	288,000	115,000
Deferred financing costs and original issue discount	—	(1,270)
Total debt, net of deferred financing costs and original issue discount	$288,000	$218,446
Current portion of long-term debt, net of discount	$—	$1,020
Long-term debt, net of discount and current portion	288,000	217,426
Total debt, net of deferred financing costs and original issue discount	$288,000	$218,446
On September 19, 2017, the Company entered into two credit agreements: (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
Effective January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”). The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility. This release was completed during the three months ended June 30, 2023.
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The amount paid includes the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees incurred in connection with the pay off.
The weighted average interest rate on all borrowings outstanding as of June 30, 2023 and December 31, 2022 was 7.3% and 9.0%, respectively.
Term Loan Facility
The Term Loan Facility provided for a $175.0 million term loan, of which $0 million remained outstanding as of June 30, 2023. In connection with the Eighth ABL Amendment and payoff of the Term Loan Facility, on January 23, 2023, the Company terminated the Term Loan Facility, see above for further discussion.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2023, the borrowing base was calculated to be $485.7 million, and the Company had $288.0 million outstanding in addition to letters of credit in the amount of $3.5 million, with $194.2 million of remaining availability. Borrowings under the ABL Facility bear interest at SOFR or a base rate,

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of June 30, 2023 incurred interest at a weighted average rate of 7.3%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
The ABL Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio.
The ABL Facility is not subject to financial covenants unless liquidity, as defined in the ABL Facility credit agreement, drops below a specific level. The Company is required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility credit agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.
The Company was in compliance with these covenants as of June 30, 2023.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	288,000
$288,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2023 and 2022.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on June 30, 2023 and December 31, 2022.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on June 30, 2023 and December 31, 2022, due to their short-term nature.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on June 30, 2023 and December 31, 2022, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on June 30, 2023 and December 31, 2022, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the Siren Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 2—Significant Accounting Policies.
As of June 30, 2023, the Company recorded $0.7 million of land and $0.8 million of buildings of one property that met the held for sale criteria, to assets held for sale at a total fair value of $0.8 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the property based on a communicated selling price for one property, which is a Level 3 input. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the six months ended June 30, 2023.
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2023 and December 31, 2022, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of June 30, 2023 and December 31, 2022 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $31.7 million and $43.7 million as of June 30, 2023 and December 31, 2022, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2023, no customers accounted for more than 10% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2022, customer A accounted for 11% of total consolidated accounts receivable and unbilled revenue. During the three and six months ended June 30, 2023, customer A accounted for 11% of consolidated revenues. During the three and six months ended June 30, 2022, customer A accounted for 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2023 and December 31, 2022, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2022	$884
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on June 30, 2023	$884

Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long-Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with initial vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	2,985,727	$12.15
Granted	553,069	15.49
Vested	(1,416,456)	11.44
Forfeited	(49,802)	11.32
Outstanding at June 30, 2023	2,072,538	$13.55
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three-year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	1,390,588	$11.87
Granted	341,928	15.64
Vested	(392,948)	9.62
Forfeited	—	—
Outstanding at June 30, 2023	1,339,568	$13.49
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of income. The Company recognized stock-based compensation expense of $8.0 million and $15.1 million for the three and six months ended June 30, 2023, respectively. The Company recognized stock-based compensation of $4.2 million and $11.0 million for the three and six months ended June 30, 2022, respectively. There was approximately $32.5 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dividends
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023 and June 20, 2023 to stockholders of record as of March 6, 2023 and June 6, 2023, respectively. During the three and six months ended June 30, 2023 dividend payments totaled $8.6 million and $17.4 million, respectively.
Additionally, the Company paid the cash dividend upon vesting for the RSUs and PSUs with a 2023 vesting date, which totaled $0.2 million for the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company had $0.5 million and $0.2 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the program’s authorized period of July 2024.
During the three months ended June 30, 2023, the Company repurchased and retired 4,722,257 shares of Class A Common Stock for $60.1 million or $12.73 average price per share including commissions, under the share repurchase program.
During the six months ended June 30, 2023, the Company repurchased and retired 9,888,987 shares of Class A Common Stock for $134.7 million or $13.63 average price per share including commissions, under the share repurchase program.
As of June 30, 2023, $239.9 million, including commissions paid, remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (“IRA”), the Company has accrued stock repurchase excise tax of $1.2 million for the six months ended June 30, 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10—Net Income per Share
Basic net income per share measures the performance of an entity over the reporting period. Diluted net income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding RSUs and PSUs.
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$152,671	$105,156	$315,326	$99,780
Denominator:
Basic weighted average common shares outstanding	173,131	186,719	174,840	185,367
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.88	$0.56	$1.80	$0.54
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$152,671	$105,156	$315,326	$99,780
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	183	71	79
Diluted net income attributable to Liberty Energy Inc. stockholders	$152,671	$105,339	$315,397	$99,859
Denominator:
Basic weighted average shares outstanding	173,131	186,719	174,840	185,367
Effect of dilutive securities:
Restricted stock units	3,094	3,396	3,955	4,049
Class B Common Stock	—	326	42	1,207
Diluted weighted average shares outstanding	176,225	190,441	178,837	190,623
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.87	$0.55	$1.76	$0.52
In accordance with GAAP, diluted weighted average common shares presented above do not include certain weighted average shares of Class B Common Stock, because to do so would have had an antidilutive effect, as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average shares of Class B Common Stock	—	7	—	—

Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada and various state, local and provincial jurisdictions. Historically, Liberty LLC was treated as a partnership, and its income was passed through to its owners for income tax purposes. Liberty LLC’s members, including the Company, were liable for federal, state and local income taxes based on their share of Liberty LLC’s pass-through taxable income.
Effective January 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC with the Company remaining as the surviving entity. Liberty LLC will file a final tax return during the 2023 calendar year. The Company is still party to the TRAs, as defined below, of which the Company’s liability under the TRAs’ is $119.5 million, presented as $4.7 million as a current liability included in accrued

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
liabilities in the accompanying unaudited condensed consolidated balance sheets, and $114.8 million as a non-current liability as of June 30, 2023.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2023 was 24.4%, compared to 1.1%, for the period ended June 30, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $47.3 million and $101.8 million during the three and six months ended June 30, 2023, respectively. The Company recognized an income tax expense of $0.2 million and $1.1 million during the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company recognized a deferred tax liability in the amount of $1.1 million and $1.0 million, respectively. As of June 30, 2023 and December 31, 2022, the Company recognized a net deferred tax asset in the amount of $21.2 million and $12.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
During the six months ended June 30, 2023, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which are recorded through equity. The Company did not make any TRA payments for the six months ended June 30, 2023. On January 31, 2023 the Company also recorded an increase of $7.8 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company, all of which was recorded through equity.
During the six months ended June 30, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock initially resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million in amounts payable under the TRAs, all of which are recorded through equity. The Company did not make any TRA payments for the six months ended June 30, 2022.
As of June 30, 2023, the Company’s liability under the TRAs was $119.5 million of which $4.7 million is presented as a current liability included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, and $114.8 million is presented as a component of long-term liabilities. As of December 31, 2022, the Company’s liability under the TRAs was $118.9 million, all of which is presented as a component of long-term liabilities. On June 30, 2023 and December 31, 2022 the related deferred tax assets totaled $99.9 million and $99.9 million, respectively.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $8.6 million and $6.0 million for the three months ended June 30, 2023 and 2022, respectively, and $16.2 million and $12.1 million for the six months ended June 30, 2023 and 2022, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) in exchange for the issuance of shares of the Company’s Class A Common Stock amongst other consideration. During the six months ended June 30, 2023, the Company repurchased and retired 3,000,000 shares of Class A Common Stock for $45.0 million or $15.00 average price per share from Schlumberger, under the share repurchase program. Effective January 31, 2023, after the repurchase and retirement, Schlumberger owns no shares of Class A Common Stock of the Company and no longer qualifies as a related party.
Within the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the period from January 1, 2023 until January 31, 2023, total purchases from Schlumberger were approximately $1.7 million. During the three and six months ended June 30, 2022, total purchases from Schlumberger were approximately $4.5 million and $8.1 million, respectively. As of December 31, 2022 amounts due to Schlumberger were $2.6 million and $0.7 million, included in accounts payable and accrued liabilities, respectively, in the unaudited condensed consolidated balance sheet. Although the Company continues to do business with Schlumberger, the Company no longer presents cash flows with Schlumberger as related party in the accompanying unaudited condensed consolidated statements of cash flows.
Franklin Mountain Energy, LLC
During 2021, Audrey Robertson was appointed to the board of directors of the Company. Ms. Robertson serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and six months ended June 30, 2023, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $43.5 million and $66.8 million, respectively. During the three and six months ended June 30, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $1.2 million and $23.5 million, respectively. Amounts included in unbilled revenue from Franklin Mountain as of June 30, 2023 and December 31, 2022 were $27.5 million and $13.9 million, respectively. There were no receivables from Franklin Mountain as of June 30, 2023 and December 31, 2022.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three months ended June 30, 2023 and 2022 was $8.7 million and $0 million, respectively, and $15.2 million and $0 million for the six months ended June 30, 2023 and 2022, respectively. Amounts included in unbilled revenue and receivables from the Affiliate as of June 30, 2023 were $1.5 million and $7.2 million, respectively.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on April 1, 2024. Amounts outstanding from the Affiliate as of June 30, 2023 were $6.4 million, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. Amounts outstanding from the Affiliate as of December 31, 2022 were $11.8 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet. The receivable amount became current during the three months ended June 30, 2023. Any receivable amount outstanding at the end of each month is subject to 15% interest through September 30, 2023, and 18% thereafter.
During the three and six months ended June 30, 2023, interest income from the Affiliate was $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2022, there was no interest income from the Affiliate.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of June 30, 2023 and December 31, 2022, the agreements provide pricing and committed supply sources for the Company to purchase 2,053,765 tons and 2,915,172 tons, respectively, of proppant through December 31, 2024. Amounts above also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2023	$134,598
2024	70,800
2025	—
2026	—
2027	—
Thereafter	—
$205,398
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $29.9 million and $8.7 million for the remainder of 2023 and the year ended 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2023 are $3.8 million of payments expected to be made in the third quarter of 2023 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters, individually or in aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2023 and 2022:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—March 31, 2023	173,945	—	$1,739	$—	$1,208,183	$388,064	$(7,867)	$1,590,119	$—	$1,590,119
Offering Costs	—	—	—	—	—	—	—	—	—	—
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(8,761)		(8,761)	—	(8,761)
Share repurchases	(4,722)	—	(47)	—	(60,047)	—		(60,094)	—	(60,094)
Excise tax on share repurchases	—	—	—	—	(639)	—		(639)	—	(639)
Stock-based compensation expense	—	—	—	—	7,965	—	—	7,965	—	7,965
Vesting of restricted stock units	1,170	—	12	—	(12)	—	—	—	—	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,320)	—	—	(9,320)	—	(9,320)
Currency translation adjustment	—	—	—	—	—	—	2,000	2,000	—	2,000
Net income	—	—	—	—	—	152,671	—	152,671	—	152,671
Balance—June 30, 2023	170,393	—	$1,704	$—	$1,146,130	$531,974	$(5,867)	$1,673,941	$—	$1,673,941

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—March 31, 2022	185,761	$340	$1,858	$3	$1,389,987	$(161,330)	$743	$1,231,261	$2,405	$1,233,666
Exchange of Class B Common Stock for Class A Common Stock	14	(14)	—	—	130	—	—	130	(130)	—
Offering Costs	—	—	—	—	(502)	—	—	(502)	—	(502)
Stock-based compensation expense	—	—	—	—	4,194	—	—	4,194	7	4,201
Vesting of restricted stock units	1,084	—	11	—	1	—	—	12	(12)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,676)	—	—	(9,676)	—	(9,676)
Currency translation adjustment	—	—	—	—	—	—	(3,006)	(3,006)	(6)	(3,012)
Net income	—	—	—	—	—	105,156	—	105,156	183	105,339
Balance—June 30, 2022	186,859	326	1,869	3	1,384,134	(56,174)	(2,263)	1,327,569	2,447	$1,330,016

Note 16—Subsequent Events
On July 18, 2023, the Company’s board of directors approved a quarterly dividend of $0.05 per share of Class A Common Stock to be paid on September 20, 2023 to holders of record as of September 6, 2023.
No other significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements,” the Annual Report under the heading “Item 1A. Risk Factors,” and in "Part II – Other Information, Item 1A. Risk Factors" included herein. We assume no obligation to update any of these forward-looking statements.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of June 30, 2023. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
The Company recently launched Liberty Power Innovations (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI’s initial focus is on CNG supply, field gas processing and treating, and well site fueling and logistics. Dependable access to fuel is critical to maintaining highly efficient well site operations. LPI will supply this fuel to Liberty and others in the industry.
To accelerate LPI’s expansion, on April 6, 2023, the Company acquired Siren in exchange for $76.4 million in cash, subject to customary post-closing adjustments. Siren is a Permian focused integrated natural gas compression and CNG delivery business. At the acquisition date, Siren had 16 MMcf per day of natural gas compression capacity at two expandable Permian sites and transportation, logistics, and pressure reduction services. Siren currently delivers fuel to customers in both the drilling and completions markets, and its logistics system is designed to deliver CNG, renewable natural gas, or hydrogen to remote locations. We believe that the added natural gas compression capability is a key enabler of the next step of cost and emissions reductions in the industry.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our first digiFleet℠, comprising of digiFrac℠ and digiPrime℠ pumps, our innovative, purpose-built electric frac pump that has approximately 25% lower CO2e emission profile than the Tier IV DGB; and (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends and Outlook
Frac markets in North America are at steady, healthy activity levels, after moderating a bit from late 2022 levels as commodity prices retreated from the 2022 peak. Crude oil prices are now at pre-Russia-Ukraine war levels which has spurred private operators in oilier basins to reduce activity. Lower natural gas prices have led to a curtailment of activity in gas basins. In the second half of 2023, we expect demand for frac fleets to parallel recent rig count trends at approximately a one quarter lag in the second half of 2023. The rig count shows signs of stabilization emerging. We believe E&P operators are already benefiting from lower well costs from consumable inputs, and some are evaluating plans to pull-forward completions activity, however, activity in natural gas markets will likely not increase until 2024 in advance of rising LNG and Mexico exports.

More broadly, global oil markets are signaling a constructive outlook on a tightening supply-demand balance. OPEC+ supply cuts in recent months are beginning to take hold, and markets are anticipating a subsequent draw on global oil inventories. In the U.S., slowing production growth, a drawdown of oil inventories, and a likely shift to refilling U.S. strategic petroleum reserves aid the outlook. Despite recessionary risks, demand for oil remains resilient given several factors, including global travel trending towards pre-COVID-19 levels, robust demand from India and strength in emerging markets. Underinvestment in global production capacity likely supports a resilient multi-year cycle for oil and gas.
Relative to prior cycles, frac demand has a natural floor as the large majority of completions activity is simply offsetting normal production declines. Operators are largely adhering to flat or very modest growth production targets. The combination has resulted in higher base levels of frac fleet utilization and more insulation from commodity price volatility than in prior cycles. The current, more consolidated industry is better prepared to navigate near-term softness in completions activity by reducing fleet counts to balance the market and protect margins.
The industrialization of emerging economies is driving long term demand for reliable, affordable energy, and the North American land market is in a strong position as the largest supplier of incremental production. Our industry remains healthy, even with a modest contraction in oil prices from 2022 levels and transient softness in natural gas markets. We anticipate North American completions activity will moderate in the second half of the year versus the first half and service companies are reducing fleets in response, supporting a balanced frac market and a largely stable price environment.
During the second quarter of 2023, the posted WTI price traded at an average of $73.54 per barrel (“Bbl”), as compared to the second quarter of 2022 average of $108.83 per Bbl, and first quarter of 2023 average of $75.93 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 815 rigs reported in the second quarter of 2023, up from the second quarter of 2022 of 810 but a decrease from the first quarter of 2023 of 965, according to a report from Baker Hughes.
Results of Operations
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	Three months ended June 30,
Description	2023	2022	Change
	(in thousands)
Revenue	$1,194,988	$942,619	$252,369
Cost of services, excluding depreciation, depletion, and amortization shown separately	833,456	713,718	119,738
General and administrative	58,034	42,162	15,872
Transaction, severance, and other costs	985	2,192	(1,207)
Depreciation, depletion, and amortization	99,695	77,379	22,316
Gain on disposal of assets	(3,660)	(3,436)	(224)
Operating income	206,478	110,604	95,874
Other expense, net	6,475	5,030	1,445
Net income before income taxes	200,003	105,574	94,429
Income tax expense	47,332	235	47,097
Net income	152,671	105,339	47,332
Less: Net income attributable to non-controlling interests	—	183	(183)
Net income attributable to Liberty Energy Inc. stockholders	$152,671	$105,156	$47,515
Revenue
Our revenue increased $252.4 million, or 26.8%, to $1.2 billion for the three months ended June 30, 2023 compared to $942.6 million for the three months ended June 30, 2022. The increase in revenue is attributable to higher service pricing, the addition and reactivation of several fleets subsequent to the prior year period, and an activity-driven increase in fleet efficiency commensurate with consistent demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $119.7 million, or 16.8%, to $833.5 million for the three months ended June 30, 2023 compared to $713.7 million for the three months ended June 30, 2022. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to additional fleets and higher fleet efficiency as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.

General and Administrative
General and administrative expenses increased $15.9 million, or 37.6%, to $58.0 million for the three months ended June 30, 2023 compared to $42.2 million for the three months ended June 30, 2022 primarily related to an increase in performance-based variable compensation, labor cost inflation, and corporate costs related to increased levels of activity.
Transaction, Severance and Other Costs
Transaction, severance, and other costs decreased $1.2 million, or 55.1%, to $1.0 million for the three months ended June 30, 2023 compared to $2.2 million for the three months ended June 30, 2022. The costs incurred in the three months ended June 30, 2023 primarily related to integration cost, legal, accounting, and other professional services provided in connection with the Siren Acquisition, while costs incurred during the three months ended June 30, 2022 related to ongoing integration costs from prior period acquisitions.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $22.3 million, or 28.8%, to $99.7 million for the three months ended June 30, 2023 compared to $77.4 million for the three months ended June 30, 2022. The increase in 2023 was due to additional equipment placed in service since the prior year period, including the deployment of our digiTechnologies.
Gain on Disposal of Assets
Gain on disposal of assets increased $0.3 million, or 6.5% to $3.7 million for the three months ended June 30, 2023 compared to $3.4 million for the three months ended June 30, 2022 primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market. All disposals were in the normal course of business.
Operating Income
The Company recorded operating income of $206.5 million for the three months ended June 30, 2023 compared to operating income of $110.6 million for the three months ended June 30, 2022. The increase in operating income is primarily due to the $252.4 million, or 26.8%, increase in total revenue only partially offset by a $156.5 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net increased by $1.4 million, or 28.7%, to $6.5 million for the three months ended June 30, 2023 compared to $5.0 million for the three months ended June 30, 2022. Other expense, net is primarily comprised of interest income—related party and interest expense, net. Interest income—related party increased $0.4 million related to a note receivable agreement executed in December 2022. Additionally, interest expense, net increased $2.0 million as a result of increased borrowings and higher interest rates under the ABL Facility during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Net Income before Income Taxes
The Company realized net income before income taxes of $200.0 million for the three months ended June 30, 2023 compared to net income before income taxes of $105.6 million for the three months ended June 30, 2022. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the fleet deployments and an increase in activity and service pricing.
Income Tax Expense
The Company recognized income tax expense of $47.3 million for the three months ended June 30, 2023, at an effective rate of 23.7%, compared to $0.2 million, at an effective rate of 0.2%, recognized during the three months ended June 30, 2022. The increase in income tax expense is primarily attributable to the Company recording taxes on the Company’s U.S. activity during the three months ended June 30, 2023, compared to having a valuation allowance on its U.S. net deferred tax assets for the three months ended June 30, 2022.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

	Six months ended June 30,
Description	2023	2022	Change
	(in thousands)
Revenue	$2,457,065	$1,735,389	$721,676
Cost of services, excluding depreciation, depletion, and amortization shown separately	1,721,872	1,383,737	338,135
General and administrative	111,070	80,480	30,590
Transaction, severance, and other costs	1,602	3,526	(1,924)
Depreciation, depletion, and amortization	194,096	151,967	42,129
(Gain) loss on disposal of assets	(3,173)	1,236	(4,409)
Operating income	431,598	114,443	317,155
Other expense, net	14,366	13,519	847
Net income before income taxes	417,232	100,924	316,308
Income tax expense	101,815	1,065	100,750
Net income	315,417	99,859	215,558
Less: Net income attributable to non-controlling interests	91	79	12
Net income attributable to Liberty Energy Inc. stockholders	$315,326	$99,780	$215,546
Revenue
Our revenue increased $721.7 million, or 41.6%, to $2.5 billion for the six months ended June 30, 2023 compared to $1.7 billion for the six months ended June 30, 2022. The increase in revenue is attributable to higher service pricing, the addition and reactivation of several fleets subsequent to the prior year period, and an activity-driven increase in fleet efficiency commensurate with consistent demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $338.1 million, or 24.4%, to $1.7 billion for the six months ended June 30, 2023 compared to $1.4 billion for the six months ended June 30, 2022. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to additional fleets and higher fleet efficiency as well as ongoing inflationary increases impacting costs for materials, labor, and maintenance parts.
General and Administrative
General and administrative expenses increased $30.6 million, or 38.0%, to $111.1 million for the six months ended June 30, 2023 compared to $80.5 million for the six months ended June 30, 2022 primarily related to an increase in performance-based variable compensation, labor cost inflation, and corporate costs related to increased levels of activity.
Transaction, Severance, and Other Costs
Transaction, severance, and other costs decreased $1.9 million, or 54.6%, to $1.6 million for the six months ended June 30, 2023 compared to $3.5 million for the six months ended June 30, 2022. The costs incurred in the six months ended June 30, 2023 primarily related to integration cost, legal, accounting, and other professional services provided in connection with the Siren Acquisition, while costs incurred during the six months ended June 30, 2022 related to ongoing integration costs from prior period acquisitions.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $42.1 million, or 27.7%, to $194.1 million for the six months ended June 30, 2023 compared to $152.0 million for the six months ended June 30, 2022. The increase in 2023 was due to additional equipment placed in service since the prior year period, including the deployment of our digiTechnologies.

(Gain) loss on disposal of assets
The Company recognized a gain on disposal of assets of $3.2 million for the six months ended June 30, 2023 compared to a loss of $1.2 million for the six months ended June 30, 2022. The gain recognized in the six months ended June 30, 2023 was a result of the Company selling used field equipment and light duty trucks in a strong used vehicle and equipment market. The loss recognized for the six months ended June 30, 2022 was a result of the sale of one and a plan of sale for another non-strategic facility.
Operating Income
The Company recorded operating income of $431.6 million for the six months ended June 30, 2023 compared to operating income of $114.4 million for the six months ended June 30, 2022. The increase in operating income is primarily due to the $721.7 million, or 41.6%, increase in total revenue partially offset by a $404.5 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net increased by $0.9 million to $14.4 million for the six months ended June 30, 2023 compared to $13.5 million for the six months ended June 30, 2022. Other expense, net is comprised of loss on remeasurement of liability under the TRAs, interest income—related party, and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $4.3 million for the six months ended June 30, 2022, and there was no such remeasurement required during the six months ended June 30, 2023. Interest income—related party increased $0.7 million related to a note receivable agreement executed in December 2022. Additionally, interest expense, net increased $5.9 million as a result of increased borrowings and higher interest rates under the ABL Facility during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Net Income before Income Taxes
The Company realized net income before income taxes of $417.2 million for the six months ended June 30, 2023 compared to net income before income taxes of $100.9 million for the six months ended June 30, 2022. The increase in results is primarily attributable to an increase in revenue, as discussed above, related to the fleet deployments and an increase in activity and service pricing.
Income Tax Expense
The Company recognized income tax expense of $101.8 million for the six months ended June 30, 2023, an effective rate of 24.4%, compared to $1.1 million, at an effective rate of 1.1%, recognized during the six months ended June 30, 2022. The increase in income tax expense is primarily attributable to the Company recording taxes on the Company’s U.S. activity during the six months ended June 30, 2023, compared to having a valuation allowance on its U.S. net deferred tax assets for the six months ended June 30, 2022.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2023	2022	Change	2023	2022	Change
	(in thousands)
Net income	$152,671	$105,339	$47,332	$315,417	$99,859	$215,558
Depreciation, depletion, and amortization	99,695	77,379	22,316	194,096	151,967	42,129
Interest expense, net	6,475	4,862	1,613	14,366	9,186	5,180
Income tax expense	47,332	235	47,097	101,815	1,065	100,750
EBITDA	$306,173	$187,815	$118,358	$625,694	$262,077	$363,617
Stock-based compensation expense	7,965	4,201	3,764	15,143	11,014	4,129
Fleet start-up and lay-down costs	—	5,169	(5,169)	2,082	5,754	(3,672)
Transaction, severance, and other costs	985	2,192	(1,207)	1,602	3,526	(1,924)
(Gain) loss on disposal of assets	(3,660)	(3,436)	(224)	(3,173)	1,236	(4,409)
Loss on remeasurement of liability under tax receivable agreements	—	168	(168)	—	4,333	(4,333)
Adjusted EBITDA	$311,463	$196,109	$115,354	$641,348	$287,940	$353,408
EBITDA was $306.2 million for the three months ended June 30, 2023 compared to $187.8 million for the three months ended June 30, 2022. Adjusted EBITDA was $311.5 million for the three months ended June 30, 2023 compared to $196.1 million for the three months ended June 30, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022.
EBITDA was $625.7 million for the six months ended June 30, 2023 compared to $262.1 million for the six months ended June 30, 2022. Adjusted EBITDA was $641.3 million for the six months ended June 30, 2023 compared to $287.9 million for the six months ended June 30, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations, and borrowings under our ABL Facility. We expect to fund operations and organic growth with these sources. We monitor the availability and cost of capital resources such as equity and debt financings that could be leverage for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.

Cash and cash equivalents decreased by $12.0 million to $31.7 million as of June 30, 2023 compared to $43.7 million as of December 31, 2022, while working capital excluding cash and current liabilities under debt and lease arrangements increased $33.4 million.
We have $525.0 million committed under the ABL Facility subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of June 30, 2023, the borrowing base was calculated to be $485.7 million, and the Company had $288.0 million outstanding, in addition to letters of credit in the amount of $3.5 million, with $194.2 million of remaining availability.
On January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”). The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment also includes an agreement from Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility. This release was completed during the three months ended June 30, 2023.
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off the Term Loan Facility. The amount paid includes the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off.
The ABL Facility contains covenants that restrict our ability to take certain actions. At June 30, 2023, the Company was in compliance with all debt covenants.
See Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of June 30, 2023, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated over the next two years. During the three and six months ended June 30, 2023, the Company repurchased and retired shares of Class A Common Stock for $60.1 million and $134.7 million, respectively, under the share repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$444,388	$135,629	$308,759
Net cash used in investing activities	(356,296)	(232,824)	(123,472)
Net cash (used in) provided by financing activities	(100,207)	118,758	(218,965)
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2023 and 2022
Operating Activities. Net cash provided by operating activities was $444.4 million for the six months ended June 30, 2023, compared to $135.6 million for the six months ended June 30, 2022. The $308.8 million increase in cash from operating activities is primarily attributable to a $721.7 million increase in revenues, offset by a $366.8 million increase in cash operating expenses and a $79.4 million decrease in cash from changes in working capital for the six months ended June 30, 2023, compared to a $134.3 million decrease in cash from changes in working capital for the six months ended June 30, 2022.
Investing Activities. Net cash used in investing activities was $356.3 million for the six months ended June 30, 2023, compared to $232.8 million for the six months ended June 30, 2022. Cash used in investing activities was higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 as the Company continued to invest in equipment, including the new digiTechnologies™ suite, to support increased customer demand in next generation equipment and technology. Additionally, the Company purchased Siren Energy for $74.9 million in cash, net of cash received, refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the acquisition.
Financing Activities. Net cash used in financing activities was $100.2 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $118.8 million for the six months ended June 30, 2022. The $219.0 million change in cash financing activities was primarily due to $134.7 million of cash payments made in connection with share repurchases for the six months ended June 30, 2023, compared to none in the six months ended June 30, 2022 as the Company reinstated the share buyback program since the prior year period. Additionally, the Company reinstated quarterly dividends during the fourth quarter of 2022 resulting in a $17.4 million increase in dividends paid. Net borrowings of $68.3 million on the Credit Facilities, including the $104.7 million pay off of the Term Loan Facility, were lower during the six months ended June 30, 2023, compared to net borrowings of $132.0 million of net borrowings on the ABL Facility for the six months ended June 30, 2022.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of June 30, 2023, except for obligations of $134.6 million payable within 2023, and $70.8 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. There have been no other material changes to cash requirements since the year ended December 31, 2022.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2023 was 24.4% compared to 1.1%, for the period ended June 30, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $47.3 million and $101.8 million during the three and six months ended June 30, 2023, respectively, and $0.2 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2022, we released a valuation allowance on our U.S. net deferred tax assets. As of June 30, 2023, the Company’s net deferred tax assets were primarily comprised of federal and state U.S. Net Operating Losses (“NOLs”) and TRA tax attributes, net of Property and equipment deferred tax liabilities.
Refer to Note 11— Income Taxes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to income tax expense.
Tax Receivable Agreements
Refer to Note 11— Income Taxes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to tax receivable agreements.
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in this Quarterly Report and Note 2—Significant Accounting Policies and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report). A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
There have been no material changes in our evaluation of our critical accounting policies and estimates since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and six months ended June 30, 2023, the Company recorded foreign currency translation gain of $2.0 million and $1.5 million, respectively, to comprehensive income. For the three and six months ended June 30, 2022, the Company recorded foreign currency translation losses of $3.0 million and $2.0 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, we integrated accounting functions of the entity acquired in the Siren Acquisition, on April 6, 2023. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2023 - April 30, 2023	1,148,730	$13.06	1,148,730	$285,212,228
May 1, 2023 - May 31, 2023	2,755,749	$12.34	2,755,749	$251,212,383
June 1, 2023 - June 30, 2023	817,778	$13.45	817,778	$240,212,453
Total	4,722,257	$12.71	4,722,257	$240,212,453
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. All amounts give effect to such increase. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $12.71 was calculated excluding commissions.
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

Signature
/s/ Christopher A. Wright
Date:	July 21, 2023	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	July 21, 2023	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 21, 2023	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)