Form 10-Q
period 2023-09-30
Liberty Energy Inc.
filed 2023-10-19
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 16, 2023, the registrant had 168,608,327 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report for the year ended December 31, 2022, this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,603	$43,676
Accounts receivable—trade, net of allowances for credit losses of $962 and $884, respectively	499,291	410,308
Accounts receivable—related party	21,023	—
Unbilled revenue (including amounts from related parties of $10,903 and $13,854, respectively)	208,112	175,704
Inventories	211,747	214,454
Prepaid and other current assets	100,848	112,531
Total current assets	1,067,624	956,673
Property and equipment, net	1,613,437	1,362,364
Finance lease right-of-use assets	135,114	41,771
Operating lease right-of-use assets	98,361	97,232
Other assets (including amounts from related parties of $14,656 and $11,799, respectively)	153,349	105,300
Deferred tax assets	21,238	12,592
Total assets	$3,089,123	$2,575,932
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $0 and $2,629, respectively)	$358,595	$326,818
Accrued liabilities (including amounts due to related parties of $0 and $730, respectively)	268,018	276,819
Income taxes payable	94,773	2,294
Deferred revenue	16,774	3,859
Current portion of long-term debt, net of discount of $0 and $730, respectively	—	1,020
Current portion of finance lease liabilities	28,020	11,393
Current portion of operating lease liabilities	27,629	27,294
Total current liabilities	793,809	649,497
Long-term debt, net of discount of $0 and $540, respectively, less current portion	223,000	217,426
Deferred tax liability	1,040	1,044
Payable pursuant to tax receivable agreements	114,842	118,874
Noncurrent portion of finance lease liabilities	98,112	22,490
Noncurrent portion of operating lease liabilities	69,758	69,295
Total liabilities	1,300,561	1,078,626
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 168,608,327 issued and outstanding as of September 30, 2023 and 178,753,125 issued and outstanding as of December 31, 2022	1,686	1,788
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding as of September 30, 2023 and 250,222 issued and outstanding as of December 31, 2022	—	3
Additional paid in capital	1,123,967	1,266,097
Retained earnings	671,924	234,525
Accumulated other comprehensive loss	(9,015)	(7,396)
Total stockholders’ equity	1,788,562	1,495,017
Non-controlling interest	—	2,289
Total equity	1,788,562	1,497,306
Total liabilities and equity	$3,089,123	$2,575,932
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Revenue	$1,136,378	$1,122,453	$3,511,455	$2,834,304
Revenue—related parties	79,527	65,794	161,515	89,332
Total revenue	1,215,905	1,188,247	3,672,970	2,923,636
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	850,247	874,453	2,572,119	2,258,190
General and administrative	55,040	50,473	166,110	130,953
Transaction, severance, and other costs	202	1,767	1,804	5,293
Depreciation, depletion, and amortization	108,997	82,848	303,093	234,815
Gain on disposal of assets	(3,808)	(4,277)	(6,981)	(3,041)
Total operating costs and expenses	1,010,678	1,005,264	3,036,145	2,626,210
Operating income	205,227	182,983	636,825	297,426
Other expense:
Loss on remeasurement of liability under tax receivable agreements	—	28,900	—	33,233
Gain on investments	—	(2,525)	—	(2,525)
Interest income—related party	(531)	—	(1,254)	—
Interest expense, net	7,307	6,773	22,396	15,959
Total other expense	6,776	33,148	21,142	46,667
Net income before income taxes	198,451	149,835	615,683	250,759
Income tax expense	49,843	2,572	151,658	3,637
Net income	148,608	147,263	464,025	247,122
Less: Net income attributable to non-controlling interests	—	310	91	389
Net income attributable to Liberty Energy Inc. stockholders	$148,608	$146,953	$463,934	$246,733

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.88	$0.79	$2.68	$1.33
Diluted	$0.85	$0.78	$2.62	$1.30
Weighted average common shares outstanding:
Basic	169,781	185,508	173,135	185,414
Diluted	173,984	189,907	177,284	190,465
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$148,608	$147,263	$464,025	$247,122
Other comprehensive loss
Foreign currency translation	(3,148)	(6,343)	(1,618)	(8,299)
Comprehensive income	$145,460	$140,920	$462,407	$238,823
Comprehensive income attributable to non-controlling interest	—	299	92	379
Comprehensive income attributable to Liberty Energy Inc.	$145,460	$140,621	$462,315	$238,444
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	6,681	—	—	6,681	—	6,681
$0.15/share of Class A Common Stock dividend	—	—	—	—	—	(26,535)		(26,535)	—	(26,535)
Share repurchases	(11,674)	—	(117)	—	(163,881)	—		(163,998)	(23)	(164,021)
Excise tax on share repurchases	—	—	—	—	(1,471)	—	—	(1,471)	—	(1,471)
Stock-based compensation expense	—	—	—	—	23,735	—	—	23,735	3	23,738
Vesting of restricted stock units	1,279	—	12	—	(11)	—	—	1	(1)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,320)	—	—	(9,320)	—	(9,320)
Currency translation adjustment	—	—	—	—	—	—	(1,619)	(1,619)	1	(1,618)
Net income	—	—	—	—	—	463,934	—	463,934	91	464,025
Balance—September 30, 2023	168,608	—	$1,686	$—	$1,123,967	$671,924	$(9,015)	$1,788,562	$—	$1,788,562

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,306	(2,306)	23	(23)	15,817	—	—	15,817	(15,817)	—
Offering Costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	924	924
Share repurchases	(4,702)	—	(47)	—	(69,987)	—		(70,034)	(60)	(70,094)
Stock-based compensation expense	—	—	—	—	17,031	—	—	17,031	95	17,126
Vesting of restricted stock units	1,170	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,701)	—	—	(9,701)	—	(9,701)
Currency translation adjustment	—	—	—	—	—	—	(8,289)	(8,289)	(10)	(8,299)
Net income	—	—	—	—	—	246,733	—	246,733	389	247,122
Balance—September 30, 2022	182,159	326	$1,822	$3	$1,320,731	$90,779	$(8,595)	$1,404,740	$2,698	$1,407,438
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$464,025	$247,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	303,093	234,815
Gain on disposal of assets	(6,981)	(3,041)
Inventory write-down	2,202	1,724
Non-cash lease expense	2,148	3,085
Stock-based compensation expense	23,738	17,126
Deferred income tax expense	—	316
Loss on remeasurement of liability under tax receivable agreements	—	33,233
Other non-cash income	(1,047)	(1,007)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(120,554)	(250,471)
Accounts receivable and unbilled revenue—related party	(6,273)	(36,295)
Inventories	461	(56,472)
Other assets	(43,335)	(31,030)
Deferred revenue	7,722	(3,476)
Accounts payable and accrued liabilities	97,704	143,986
Accounts payable and accrued liabilities—related party	—	(4,696)
Initial payment of operating lease liability	(3,062)	(2,309)
Net cash provided by operating activities	719,841	292,610
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(465,212)	(326,960)
Investment in sand logistics	—	(6,721)
Investments in Oklo Inc. (2023) and Fervo Energy Company and Natron Energy, Inc. (2022)	(10,000)	(15,000)
Acquisition of Siren Energy, net of cash received	(75,656)	—
Proceeds from sale of assets	22,433	14,806
Net cash used in investing activities	(528,435)	(333,875)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	873,000	543,000
Repayments of borrowings on line-of-credit	(765,000)	(411,000)
Repayments of borrowings on term loan	(104,716)	(1,313)
Payments on finance lease obligations	(10,483)	(4,791)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(26,011)	(148)
Other distributions and advance payments to non-controlling interest unitholders	—	924
Share repurchases	(164,021)	(70,094)
Tax withholding on restricted stock units	(9,320)	(9,701)
Payments of equity issuance costs	(223)	(557)
Payments of debt issuance costs	(1,566)	(678)
Net cash (used in) provided by financing activities	(208,340)	45,642
Net (decrease) increase in cash and cash equivalents before translation effect	(16,934)	4,377
Translation effect on cash	(139)	(330)
Cash and cash equivalents—beginning of period	43,676	19,998
Cash and cash equivalents—end of period	$26,603	$24,045

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$56,174	$6,502
Cash paid for interest	$19,518	$13,622
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$112,893	$83,298
Capital expenditures reclassified from prepaid and other current assets	$34,413	$12,445
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2023 and December 31, 2022, the results of operations and equity of the Company as of and for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2023. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2—Significant Accounting Policies
Transaction, Severance, and Other Costs
The Company incurred transaction related costs in connection with the Siren Acquisition (as defined below). Such costs include investment banking, legal, accounting, and other professional services provided in connection with closing the transaction and are expensed as incurred.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that the acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this guidance effective December 15, 2022 and the adoption did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
Siren Acquisition
On April 6, 2023, the Company completed the acquisition of a Permian focused integrated natural gas compression and compressed natural gas delivery business, Siren Energy (“Siren”), for cash consideration of $76.0 million (the “Siren Acquisition”). The Siren Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the Siren Acquisition, the Company recorded goodwill of $42.0 million, property and equipment of $34.9 million, net working capital of $2.5 million, deferred revenue of $5.2 million, and other assets of $1.8 million. Goodwill is recorded in other assets in the accompanying unaudited condensed consolidated balance sheets. Due to the immateriality of the Siren Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the Siren Acquisition closed on April 6, 2023, the Company is in the process of completing the initial purchase price allocation.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified including $2.3 million from accrued liabilities to income taxes payable in the accompanying unaudited condensed consolidated balance sheets to conform to the presentation of the current period financial statements. Additionally, beginning in the third quarter of fiscal year 2023, the Company combined amounts previously presented within “Effect of exchange on deferred tax asset, net of liability under tax receivable agreements” and “ Deferred tax impact of ownership changes from issuance of Class A Common Stock” into “Deferred tax and tax receivable agreements impact of the Liberty LLC merger into the Company” in the accompanying unaudited condensed consolidated statements of changes in equity. These reclassifications had no effect on the previously reported net income or loss.
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2023	2022
Proppants	$17,691	$31,350
Chemicals	17,554	32,392
Maintenance parts and other	176,502	150,712
	$211,747	$214,454
During the three and nine months ended September 30, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $0.0 million and $2.2 million, respectively. During the year ended December 31, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million recorded during the quarter ended September 30, 2022.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2023	2022
Land	N/A	$29,255	$29,276
Field services equipment	2-10	2,398,065	1,925,848
Vehicles	4-7	63,155	62,683
Lease equipment	10	130,885	106,087
Buildings and facilities	5-30	138,713	135,281
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	10,317	9,504
		2,847,213	2,345,502
Less accumulated depreciation and depletion		(1,413,121)	(1,141,656)
		1,434,092	1,203,846
Construction in-progress	N/A	179,345	158,518
Property and equipment, net		$1,613,437	$1,362,364
Depreciation expense for the three months ended September 30, 2023 and 2022 was $99.5 million and $77.5 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized depreciation expense of $280.9 million and $219.9 million, respectively. Depletion expense for the three months ended September 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively. Depletion expense for each of the nine months ended September 30, 2023 and 2022 was $0.9 million.
As of September 30, 2023 and December 31, 2022, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of September 30, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the nine months ended September 30, 2023.
Additionally, as of December 31, 2022, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. One of the properties classified as held for sale as of December 31, 2022 was sold during the nine months ended September 30, 2023, resulting in a nominal loss included as a component of (gain) loss on disposal of assets in the accompanying unaudited condensed consolidated statements of income.
As of September 30, 2022, the Company classified $2.5 million of land and $11.4 million of buildings, net of accumulated depreciation, of two properties as assets held for sale. The Company estimated that carrying value of the assets was greater than the fair value less the estimated costs to sell, and therefore recorded a $2.7 million loss during the nine months ended September 30, 2022, included as a component of gain on disposal of assets in the accompanying unaudited condensed consolidated statements of income.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$6,444	$1,590	$11,008	$3,796
Interest on lease liabilities	1,882	453	3,271	1,066
Operating lease cost	9,924	10,675	30,562	32,809
Variable lease cost	1,415	1,337	3,932	3,473
Short-term lease cost	1,954	2,121	6,359	5,113
Total lease cost	$21,619	$16,176	$55,132	$46,257

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating leases	$11,076	$10,170	$31,336	$32,065
Finance leases	7,288	2,548	13,749	5,857
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	11,747	3,323	28,667	22,693
Finance leases	88,125	8,409	105,298	14,742

During the nine months ended September 30, 2022, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. Additionally, in connection with the amendments, the Company recognized finance lease right-of-use assets of $2.7 million and liabilities of $2.7 million. There was no gain or loss recognized as a result of these amendments. During the nine months ended September 30, 2023, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	4.4 years	4.8 years
Finance leases	3.4 years	3.1 years
Weighted-average discount rate:
Operating leases	5.8%	4.6%
Finance leases	8.3%	8.2%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of September 30, 2023 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2023	$9,750	$8,484
2024	35,081	31,038
2025	34,542	29,103
2026	37,296	18,370
2027	20,975	8,270
Thereafter	—	15,054
Total lease payments	137,644	110,319
Less imputed interest	(11,512)	(12,932)
Total	$126,132	$97,387

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2023 is $15.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of September 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Lease equipment	$130,885	$106,087
Less: Accumulated depreciation	(21,948)	(11,408)
Lease equipment - net	$108,937	$94,679
Future payments receivable for operating leases as of September 30, 2023 are as follows:

($ in thousands)
Remainder of 2023	$3,996
2024	10,036
2025	3,346
2026	619
2027	—
Thereafter	—
Total	$17,997
Revenues from operating leases for the three and nine months ended September 30, 2023 were $9.6 million and $27.8 million, respectively. Revenues from operating leases for the three and nine months ended September 30, 2022 were $6.7 million and $18.4 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued vendor invoices	$104,033	$119,801
Operations accruals	73,270	72,348
Accrued benefits and other	90,715	84,670
	$268,018	$276,819
Note 7—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2023	2022
Term Loan outstanding	$—	$104,716
Revolving Line of Credit	223,000	115,000
Deferred financing costs and original issue discount	—	(1,270)
Total debt, net of deferred financing costs and original issue discount	$223,000	$218,446
Current portion of long-term debt, net of discount	$—	$1,020
Long-term debt, net of discount and current portion	223,000	217,426
Total debt, net of deferred financing costs and original issue discount	$223,000	$218,446
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
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and then terminate the Term Loan Facility. The amount paid includes the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees incurred in connection with the pay off.
The weighted average interest rate on all borrowings outstanding as of September 30, 2023 and December 31, 2022 was 7.4% and 9.0%, respectively.
Term Loan Facility
The Term Loan Facility provided for a $175.0 million term loan. In connection with the Eighth ABL Amendment and payoff of the Term Loan Facility, on January 23, 2023, the Company terminated the Term Loan Facility, see above for further discussion.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. Based on the September 30, 2023 financials, the borrowing base was calculated to be $521.2 million, and the Company had $223.0 million outstanding in addition to letters of credit in the amount of $2.6 million, with $295.6 million of remaining availability. Borrowings under the ABL Facility bear interest at

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of September 30, 2023 incurred interest at a weighted average rate of 7.4%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
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
The Company was in compliance with these covenants as of September 30, 2023.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	223,000
$223,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2023 and 2022.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on September 30, 2023 and December 31, 2022.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on September 30, 2023 and December 31, 2022, due to their short-term nature.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on September 30, 2023 and December 31, 2022, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on September 30, 2023 and December 31, 2022, as the effective borrowing rates approximated market rates.
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
As of September 30, 2023, the Company recorded $0.7 million of land and $0.8 million of buildings of one property that met the held for sale criteria, to assets held for sale at a total fair value of $0.8 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the property based on a communicated selling price for one property, which is a Level 3 input. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the nine months ended September 30, 2023.
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of both September 30, 2023 and December 31, 2022, the Company had cash equivalents, measured at fair value, of $0.3 million.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of September 30, 2023 and December 31, 2022 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $26.6 million and $43.7 million as of September 30, 2023 and December 31, 2022, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of September 30, 2023, customer A accounted for 13% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2022, customer A accounted for 11% of total consolidated accounts receivable and unbilled revenue. During the three months ended September 30, 2023, no customers accounted for 10% of consolidated revenues. During the nine months ended September 30, 2023, customer A accounted for 11% of consolidated revenues. During the three and nine months ended September 30, 2022, no customers accounted for 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2023 and December 31, 2022, the Company had $1.0 million and $0.9 million, respectively, in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2022	$884
Credit Losses:
Current period provision	78
Amounts written off	—
Provision for credit losses on September 30, 2023	$962

Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long-Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with initial vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	2,985,727	$12.15
Granted	1,599,151	14.93
Vested	(1,416,456)	11.44
Forfeited	(104,290)	12.57
Outstanding at September 30, 2023	3,064,132	$13.92
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three-year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	1,390,588	$11.87
Granted	341,928	15.64
Vested	(392,948)	9.62
Forfeited	—	—
Outstanding at September 30, 2023	1,339,568	$13.49
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of income. The Company recognized stock-based compensation expense of $8.6 million and $23.7 million for the three and nine months ended September 30, 2023, respectively. The Company recognized stock-based compensation of $6.1 million and $17.1 million for the three and nine months ended September 30, 2022, respectively. There was approximately $40.6 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dividends
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023, June 20, 2023, and September 20, 2023 to stockholders of record as of March 6, 2023, June 6, 2023, and September 6, 2023, respectively. During the three and nine months ended September 30, 2023 dividend payments totaled $8.4 million and $25.8 million, respectively.
Additionally, the Company paid the cash dividend upon vesting for the RSUs and PSUs with a 2023 vesting date, which totaled $0.2 million for the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had $0.7 million and $0.2 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends related to forfeited RSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. Additionally, on January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.
During the three months ended September 30, 2023, the Company repurchased and retired 1,784,899 shares of Class A Common Stock for $29.3 million, or $16.40 average price per share including commissions, under the share repurchase program.
During the nine months ended September 30, 2023, the Company repurchased and retired 11,673,886 shares of Class A Common Stock for $164.0 million, or $14.05 average price per share including commissions, under the share repurchase program.
As of September 30, 2023, $211.0 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (“IRA”), the Company accrued stock repurchase excise tax of $1.5 million for the nine months ended September 30, 2023.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$148,608	$146,953	$463,934	$246,733
Denominator:
Basic weighted average common shares outstanding	169,781	185,508	173,135	185,414
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.88	$0.79	$2.68	$1.33
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$148,608	$146,953	$463,934	$246,733
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	258	71	389
Diluted net income attributable to Liberty Energy Inc. stockholders	$148,608	$147,211	$464,005	$247,122
Denominator:
Basic weighted average shares outstanding	169,781	185,508	173,135	185,414
Effect of dilutive securities:
Restricted stock units	4,203	326	4,121	910
Class B Common Stock	—	4,073	28	4,141
Diluted weighted average shares outstanding	173,984	189,907	177,284	190,465
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.85	$0.78	$2.62	$1.30

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
Effective January 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC with the Company remaining as the surviving entity. Liberty LLC will file a final tax return during the 2023 calendar year. The Company is still party to the TRAs, as defined below, of which the Company’s liability under the TRAs’ is $119.5 million, presented as $4.7 million as a current liability included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and $114.8 million as a non-current liability as of September 30, 2023.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2023 was 24.6%, compared to 1.5%, for the period ended September 30, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $49.8 million and $151.7 million during the three and nine months ended September 30, 2023, respectively. The Company recognized an income tax expense of $2.6 million and $3.6 million during the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company recognized a deferred tax liability in the amount of $1.0 million and $1.0 million, respectively. As of September 30, 2023 and December 31, 2022, the Company recognized a net deferred tax asset in the amount of $21.2 million and $12.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
During the nine months ended September 30, 2023, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which are recorded through equity. The Company did not make any TRA payments for the nine months ended September 30, 2023. On January 31, 2023, the Company also recorded an increase of $6.6 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company, all of which was recorded through equity.
During the nine months ended September 30, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock initially resulted in a net increase of $6.5 million in deferred tax assets, and an increase of $5.5 million in amounts payable under the TRAs, all of which are recorded through equity. The Company did not make any TRA payments for the nine months ended September 30, 2022.
As of September 30, 2023, the Company’s liability under the TRAs was $119.5 million of which $4.7 million is presented as a current liability included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, and $114.8 million is presented as a component of long-term liabilities. As of December 31, 2022, the Company’s liability under the TRAs was $118.9 million, all of which is presented as a component of long-term liabilities. On September 30, 2023 and December 31, 2022, the related deferred tax assets totaled $100.6 million and $99.9 million, respectively.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $8.2 million and $6.8 million for the three months ended September 30, 2023 and 2022, respectively, and $24.4 million and $18.8 million for the nine months ended September 30, 2023 and 2022, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) in exchange for the issuance of shares of the Company’s Class A Common Stock amongst other consideration. During the nine months ended September 30, 2023, the Company repurchased and retired 3,000,000 shares of Class A Common Stock for $45.0 million or $15.00 average price per share from Schlumberger, under the share repurchase program. Effective January 31, 2023, after the repurchase and retirement, Schlumberger owns no shares of Class A Common Stock of the Company and no longer qualifies as a related party.
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
Franklin Mountain Energy, LLC
A member of the board of directors of the Company serves as the Chief Financial Officer of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and nine months ended September 30, 2023, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $61.2 million and $128.0 million, respectively. During the three and nine months ended September 30, 2022 the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $55.5 million and $79.0 million, respectively. Amounts included in unbilled revenue from Franklin Mountain as of September 30, 2023 and December 31, 2022 were $10.9 million and $13.9 million, respectively. There were $18.9 million and $0.0 million in receivables from Franklin Mountain as of September 30, 2023 and December 31, 2022, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the three and nine months ended September 30, 2023 was $18.4 million and $33.5 million, respectively. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for both the three and nine months ended September 30, 2022 was $10.3 million. Amounts included in unbilled revenue and accounts receivable—related party from the Affiliate as of September 30, 2023 were $0.0 million and $2.1 million, respectively. As of December 31, 2022 there were no amounts included in unbilled revenue and receivables from the Affiliate.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to extend the due dates to April 1, 2024. Additionally, on August 15, 2023, the agreement was further amended in order to extend the due dates for certain invoices to January 1, 2025. Amounts outstanding from the Affiliate, under such agreement, as of September 30, 2023 were $14.7 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet. Amounts outstanding from the Affiliate as of December 31, 2022 were $11.8 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet. Any receivable amount outstanding at the end of each month is subject to interest through the end of the agreement.
During the three and nine months ended September 30, 2023, interest income from the Affiliate was $0.5 million and $1.3 million, respectively. During the three and nine months ended September 30, 2022, there was no interest income from the Affiliate.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of September 30, 2023 and December 31, 2022, the agreements provide pricing and committed supply sources for the Company to purchase 2,041,893 tons and 2,915,172 tons, respectively, of proppant through December 31, 2024. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2023.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2023	$91,442
2024	87,643
2025	—
2026	—
2027	—
Thereafter	—
$179,085
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $31.0 million and $17.7 million for the remainder of 2023 and the year ending December 31, 2024, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2023 are $3.6 million of payments expected to be made in the fourth quarter of 2023 for the use of certain light duty trucks, heavy tractors and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2023 and 2022:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—June 30, 2023	170,393	—	$1,704	$—	$1,146,130	$531,974	$(5,867)	$1,673,941	$—	$1,673,941
Offering Costs	—	—	—	—	—	—	—	—	—	—
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	(1,204)	—	—	(1,204)	—	(1,204)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(8,658)		(8,658)	—	(8,658)
Share repurchases	(1,785)	—	(18)	—	(29,261)	—		(29,279)	—	(29,279)
Excise tax on share repurchases	—	—	—	—	(293)	—		(293)	—	(293)
Stock-based compensation expense	—	—	—	—	8,595	—	—	8,595	—	8,595
Currency translation adjustment	—	—	—	—	—	—	(3,148)	(3,148)	—	(3,148)
Net income	—	—	—	—	—	148,608	—	148,608	—	148,608
Balance—September 30, 2023	168,608	—	$1,686	$—	$1,123,967	$671,924	$(9,015)	$1,788,562	$—	$1,788,562

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—June 30, 2022	186,859	$326	$1,869	$3	$1,384,134	$(56,174)	$(2,263)	$1,327,569	$2,447	$1,330,016
Offering Costs	—	—	—	—	485	—	—	485	—	485
Share repurchases	(4,702)	—	(47)	—	(69,987)	—	—	(70,034)	(60)	(70,094)
Stock-based compensation expense	—	—	—	—	6,100	—	—	6,100	12	6,112
Vesting of restricted stock units	2	—	—	—	—	—	—	—	—	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(1)	—	—	(1)	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(6,332)	(6,332)	(11)	(6,343)
Net income	—	—	—	—	—	146,953	—	146,953	310	147,263
Balance—September 30, 2022	182,159	326	$1,822	$3	$1,320,731	$90,779	$(8,595)	$1,404,740	$2,698	$1,407,438

Note 16—Subsequent Events
On October 17, 2023, the Company’s board of directors declared a quarterly dividend of $0.07 per share of Class A Common Stock to be paid on December 20, 2023 to holders of record as of December 6, 2023.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of September 30, 2023. We provide our services primarily in the Permian Basin, the Eagle Ford Shale, the DJ Basin, the Williston Basin, the San Juan Basin, the Powder River Basin, the Haynesville Shale, the SCOOP/STACK, the Marcellus Shale, Utica Shale, and the Western Canadian Sedimentary Basin. Additionally, we operate two sand mines in the Permian Basin.
The Company recently launched Liberty Power Innovations (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI’s initial focus is on CNG supply, field gas processing and treating, and well site fueling and logistics. Dependable access to fuel is critical to maintaining highly efficient well site operations. LPI supplies this fuel to Liberty and others in the industry.
On April 6, 2023, LPI accelerated its expansion by acquiring Siren, a Permian focused integrated natural gas compression and CNG delivery business with 16 MMcf per day of natural gas compression capacity at two expandable Permian sites and transportation, logistics, and pressure reduction services, for $76.0 million in cash, subject to customary post-closing adjustments. LPI currently delivers fuel to customers in both the drilling and completions markets, and its logistics system is designed to deliver CNG, renewable natural gas, or hydrogen to remote locations. We believe that the added natural gas compression capability is a key enabler of the next step of cost and emissions reductions in the industry.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps, our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; and (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends and Outlook
The dynamics of the frac industry are encouraging amidst moderating demand trends, service prices have remained relatively steady while underutilized frac fleets have exited the market. Fleets across the industry were idled in response to a softness in completions activity, supporting a better supply and demand balance of marketed fleets as compared to prior cycles. As the shale revolution matures, the industry has adapted to a new era in frac markets through consolidation, technological progress, disciplined investment, and serving increasingly complex customer needs.
Frac activity has largely stabilized at current levels, representing a baseload of frac fleet demand needed to sustain E&P operators’ flattish production levels. We believe fourth quarter trends will likely see seasonal softness, winter weather, and holiday disruptions. Beginning in 2024, we expect a modest increase in activity due to the recent strengthening of commodity prices.
Global oil and gas markets found firmer footing during the third quarter, driving higher oil and gas prices. Volatility in commodity markets has emerged from the possibility of an escalating conflict in the Middle East and renewed recessionary fears. Recognizing the elevated uncertainty, global oil industry production and demand trends infer that the delicate balance of oil and gas markets is tilted to the upside. The long-term demand outlook for secure North American energy anchors a more durable cycle. OPEC+ decisions, including the extension of Saudi Arabia’s production cuts, further demonstrate a willingness to support commodity prices, underpinning long-term investments in North American shale.
During the third quarter of 2023, the posted WTI price traded at an average of $82.25 per barrel (“Bbl”), as compared to the third quarter of 2022 average of $93.06 per Bbl, and second quarter of 2023 average of $73.54 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 817 rigs reported in the third quarter of 2023, down from the third quarter of 2022 of 942 but consistent with the second quarter of 2023 of 815, according to a report from Baker Hughes.
Results of Operations
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	Three months ended September 30,
Description	2023	2022	Change
	(in thousands)
Revenue	$1,215,905	$1,188,247	$27,658
Cost of services, excluding depreciation, depletion, and amortization shown separately	850,247	874,453	(24,206)
General and administrative	55,040	50,473	4,567
Transaction, severance, and other costs	202	1,767	(1,565)
Depreciation, depletion, and amortization	108,997	82,848	26,149
Gain on disposal of assets	(3,808)	(4,277)	469
Operating income	205,227	182,983	22,244
Other expense, net	6,776	33,148	(26,372)
Net income before income taxes	198,451	149,835	48,616
Income tax expense	49,843	2,572	47,271
Net income	148,608	147,263	1,345
Less: Net income attributable to non-controlling interests	—	310	(310)
Net income attributable to Liberty Energy Inc. stockholders	$148,608	$146,953	$1,655
Revenue
Our revenue increased $27.7 million, or 2.3%, to $1.2 billion for the three months ended September 30, 2023 compared to $1.2 billion for the three months ended September 30, 2022. The increase in revenue was attributable to higher service pricing, and the reactivation of several fleets not fully reflected in the prior year period, and an activity-driven increase in fleet efficiency commensurate with consistent demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $24.2 million, or 2.8%, to $850.2 million for the three months ended September 30, 2023 compared to $874.5 million for the three months ended September 30, 2022. The decrease in expense was primarily related to lower costs of materials and lower operating overhead costs.
General and Administrative
General and administrative expenses increased $4.6 million, or 9.0%, to $55.0 million for the three months ended September 30, 2023 compared to $50.5 million for the three months ended September 30, 2022 primarily related to increases in various corporate costs and increased share based compensation expense based on company performance.
Transaction, Severance and Other Costs
Transaction, severance, and other costs decreased $1.6 million, or 88.6%, to $0.2 million for the three months ended September 30, 2023 compared to $1.8 million for the three months ended September 30, 2022. The costs incurred in the three months ended September 30, 2023 primarily related to integration cost, legal, accounting, and other professional services provided in connection with the Siren Acquisition, while costs incurred during the three months ended September 30, 2022 related to ongoing integration costs from prior period acquisitions.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $26.1 million, or 31.6%, to $109.0 million for the three months ended September 30, 2023 compared to $82.8 million for the three months ended September 30, 2022. The increase in the three months ended September 30, 2023 was due to additional equipment placed in service since the prior year period, including the deployment of our digiTechnologies.
Gain on Disposal of Assets
Gain on disposal of assets decreased $0.5 million, or 11.0%, to $3.8 million for the three months ended September 30, 2023 compared to $4.3 million for the three months ended September 30, 2022 primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market. All disposals were in the normal course of business.
Operating Income
The Company recorded operating income of $205.2 million for the three months ended September 30, 2023 compared to operating income of $183.0 million for the three months ended September 30, 2022. The increase in operating income was primarily due to the $27.7 million, or 2.3%, increase in total revenue only partially offset by a $5.4 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net decreased by $26.4 million, or 79.6%, to $6.8 million for the three months ended September 30, 2023 compared to $33.1 million for the three months ended September 30, 2022. Other expense, net is comprised of loss on remeasurement of liability under the TRAs, gain on investments, interest income—related party and interest expense, net. The Company recorded a loss on remeasurement of the liability under the TRAs of $28.9 million, offset by a $2.5 million gain on investments during the three months ended September 30, 2022, compared to no related gain or loss during the three months ended September 30, 2023. Interest expense increased $0.5 million as a result of increased borrowings and higher interest rates under the ABL Facility during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, offset by an increase in interest income—related party of $0.5 million related to an extension of credit executed in December 2022 and extended in August 2023.
Net Income before Income Taxes
The Company realized net income before income taxes of $198.5 million for the three months ended September 30, 2023 compared to net income before income taxes of $149.8 million for the three months ended September 30, 2022. The increase in results was primarily attributable to an increase in revenue and the decrease in other expense, net, as noted above.
Income Tax Expense
The Company recognized income tax expense of $49.8 million for the three months ended September 30, 2023, at an effective rate of 25.1%, compared to $2.6 million, at an effective rate of 1.7%, recognized during the three months ended September 30, 2022. The increase in income tax expense was primarily attributable to the Company recording taxes on the Company’s U.S. activity during the three months ended September 30, 2023, compared to having a valuation allowance on its U.S. net deferred tax assets for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

	Nine months ended September 30,
Description	2023	2022	Change
	(in thousands)
Revenue	$3,672,970	$2,923,636	$749,334
Cost of services, excluding depreciation, depletion, and amortization shown separately	2,572,119	2,258,190	313,929
General and administrative	166,110	130,953	35,157
Transaction, severance, and other costs	1,804	5,293	(3,489)
Depreciation, depletion, and amortization	303,093	234,815	68,278
Gain on disposal of assets	(6,981)	(3,041)	(3,940)
Operating income	636,825	297,426	339,399
Other expense, net	21,142	46,667	(25,525)
Net income before income taxes	615,683	250,759	364,924
Income tax expense	151,658	3,637	148,021
Net income	464,025	247,122	216,903
Less: Net income attributable to non-controlling interests	91	389	(298)
Net income attributable to Liberty Energy Inc. stockholders	$463,934	$246,733	$217,201
Revenue
Our revenue increased $749.3 million, or 25.6%, to $3.7 billion for the nine months ended September 30, 2023 compared to $2.9 billion for the nine months ended September 30, 2022. The increase in revenue was primarily attributable to higher service pricing, the addition and reactivation of several fleets not fully reflected in the prior year period, and an activity-driven increase in fleet efficiency commensurate with consistent demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $313.9 million, or 13.9%, to $2.6 billion for the nine months ended September 30, 2023 compared to $2.3 billion for the nine months ended September 30, 2022. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to additional fleets and higher fleet efficiency as well as inflationary increases impacting costs for materials, labor, and maintenance parts during the nine months ended September 30, 2023.
General and Administrative
General and administrative expenses increased $35.2 million, or 26.8%, to $166.1 million for the nine months ended September 30, 2023 compared to $131.0 million for the nine months ended September 30, 2022 primarily related to increases from labor cost inflation, various corporate costs related to increased levels of activity, and increased share-based compensation expense related to Company performance.
Transaction, Severance, and Other Costs
Transaction, severance, and other costs decreased $3.5 million, or 65.9%, to $1.8 million for the nine months ended September 30, 2023 compared to $5.3 million for the nine months ended September 30, 2022. The costs incurred in the nine months ended September 30, 2023 primarily related to integration cost, legal, accounting, and other professional services provided in connection with the Siren Acquisition, while costs incurred during the nine months ended September 30, 2022 related to ongoing integration costs from prior period acquisitions.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $68.3 million, or 29.1%, to $303.1 million for the nine months ended September 30, 2023 compared to $234.8 million for the nine months ended September 30, 2022. The increase in the nine months ended September 30, 2023 was due to additional equipment placed in service since the prior year period, including the deployment of our digiTechnologies.

Gain on disposal of assets
The Company recognized a gain on disposal of assets of $7.0 million for the nine months ended September 30, 2023 compared to $3.0 million for the nine months ended September 30, 2022. The gain recognized in the nine months ended September 30, 2023 was a result of the Company selling used field equipment and light duty trucks in a strong used vehicle and equipment market. The gain recognized for the nine months ended September 30, 2022 was a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market offset by the loss on sale of one and plan of sale for two other non-strategic facilities obtained in a prior period acquisition.
Operating Income
The Company recorded operating income of $636.8 million for the nine months ended September 30, 2023 compared to operating income of $297.4 million for the nine months ended September 30, 2022. The increase in operating income was primarily due to the $749.3 million, or 25.6%, increase in total revenue partially offset by a $409.9 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net decreased by $25.5 million to $21.1 million for the nine months ended September 30, 2023 compared to $46.7 million for the nine months ended September 30, 2022. Other expense, net is comprised of loss on remeasurement of liability under the TRAs, interest income—related party, and interest expense, net. The Company remeasured the liability under the TRAs resulting in a loss of $33.2 million, offset by a $2.5 million gain on investments during the nine months ended September 30, 2022, compared to no related gain or loss during the nine months ended September 30, 2023. Interest income—related party increased $1.3 million related to a note receivable agreement executed in December 2022. Additionally, interest expense, net increased $6.4 million as a result of increased borrowings and higher interest rates under the ABL Facility during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Net Income before Income Taxes
The Company realized net income before income taxes of $615.7 million for the nine months ended September 30, 2023 compared to net income before income taxes of $250.8 million for the nine months ended September 30, 2022. The increase in results was primarily attributable to an increase in revenue and the decrease in other expense, net, as noted above.
Income Tax Expense
The Company recognized income tax expense of $151.7 million for the nine months ended September 30, 2023, an effective rate of 24.6%, compared to $3.6 million, at an effective rate of 1.5%, recognized during the nine months ended September 30, 2022. The increase in income tax expense was primarily attributable to the Company recording taxes on the Company’s U.S. activity during the nine months ended September 30, 2023, compared to having a valuation allowance on its U.S. net deferred tax assets for the nine months ended September 30, 2022.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2023	2022	Change	2023	2022	Change
	(in thousands)
Net income	$148,608	$147,263	$1,345	$464,025	$247,122	$216,903
Depreciation, depletion, and amortization	108,997	82,848	26,149	303,093	234,815	68,278
Interest expense, net	6,776	6,773	3	21,142	15,959	5,183
Income tax expense	49,843	2,572	47,271	151,658	3,637	148,021
EBITDA	$314,224	$239,456	$74,768	$939,918	$501,533	$438,385
Stock-based compensation expense	8,595	6,112	2,483	23,738	17,126	6,612
Fleet start-up and lay-down costs	—	7,420	(7,420)	2,082	13,174	(11,092)
Transaction, severance, and other costs	202	1,767	(1,565)	1,804	5,293	(3,489)
Gain on disposal of assets	(3,808)	(4,277)	469	(6,981)	(3,041)	(3,940)
Loss on remeasurement of liability under tax receivable agreements	—	28,900	(28,900)	—	33,233	(33,233)
Gain on investments	—	(2,525)	2,525	—	(2,525)	2,525
Adjusted EBITDA	$319,213	$276,853	$42,360	$960,561	$564,793	$395,768
EBITDA was $314.2 million for the three months ended September 30, 2023 compared to $239.5 million for the three months ended September 30, 2022. Adjusted EBITDA was $319.2 million for the three months ended September 30, 2023 compared to $276.9 million for the three months ended September 30, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022.
EBITDA was $939.9 million for the nine months ended September 30, 2023 compared to $501.5 million for the nine months ended September 30, 2022. Adjusted EBITDA was $960.6 million for the nine months ended September 30, 2023 compared to $564.8 million for the nine months ended September 30, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from improved market conditions and increased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility. We expect to fund operations and organic growth with these sources. In addition, we have entered into an additional equipment leasing facility during the three months ended September 30, 2023 to provide us with an additional source of liquidity for our working capital needs. We monitor the availability and cost of capital resources such as equity and debt financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $17.1 million to $26.6 million as of September 30, 2023 compared to $43.7 million as of December 31, 2022, while working capital excluding cash and current liabilities under debt and lease arrangements decreased $0.3 million.
We have $525.0 million committed under the ABL Facility subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. Based on the September 30, 2023 financials, the borrowing base was calculated to be $521.2 million, and the Company had $223.0 million outstanding, in addition to letters of credit in the amount of $2.6 million, with $295.6 million of remaining availability.
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
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and then terminate the Term Loan Facility. The amount paid includes the balance of the Term Loan Facility upon pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium or 1% of the principal. Additionally, there were $0.2 million in bank and legal fees included in the pay off.
The ABL Facility contains covenants that restrict our ability to take certain actions. At September 30, 2023, the Company was in compliance with all debt covenants.
See Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of September 30, 2023, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund the repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through the duration of the share repurchase program. During the three and nine months ended September 30, 2023, the Company repurchased and retired shares of Class A Common Stock for $29.3 million and $164.0 million, respectively, under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$719,841	$292,610	$427,231
Net cash used in investing activities	(528,435)	(333,875)	(194,560)
Net cash (used in) provided by financing activities	(208,340)	45,642	(253,982)
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2023 and 2022
Operating Activities. Net cash provided by operating activities was $719.8 million for the nine months ended September 30, 2023, compared to $292.6 million for the nine months ended September 30, 2022. The $427.2 million increase in cash from operating activities is primarily attributable to a $749.3 million increase in revenues, offset by a $497.1 million increase in cost of services, general and administrative, and income tax expense, and a $64.3 million decrease in cash from changes in working capital for the nine months ended September 30, 2023, compared to a $238.5 million decrease in cash from changes in working capital for the nine months ended September 30, 2022.
Investing Activities. Net cash used in investing activities was $528.4 million for the nine months ended September 30, 2023, compared to $333.9 million for the nine months ended September 30, 2022. Cash used in investing activities was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 as the Company continued to invest in equipment, including the new digiTechnologies™ suite, to support increased customer demand in next generation equipment and technology. Additionally, during the nine months ended September 30, 2023 the Company acquired Siren Energy for $75.7 million in cash, net of cash received and normal post closing matters, refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the Siren Acquisition.
Financing Activities. Net cash used in financing activities was $208.3 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $45.6 million for the nine months ended September 30, 2022. The $254.0 million change in cash financing activities was primarily due to $164.0 million of cash payments made in connection with share repurchases for the nine months ended September 30, 2023, compared to $70.1 million in the nine months ended September 30, 2022. Additionally, the Company reinstated quarterly dividends during the fourth quarter of 2022 resulting in a $25.9 million increase in dividends paid. Net borrowings of $3.3 million on the Credit Facilities, including the $104.7 million pay off and termination of the Term Loan Facility, were lower during the nine months ended September 30, 2023, compared to net borrowings of $130.7 million of net borrowings on the Credit Facilities for the nine months ended September 30, 2022.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. We have no material off balance sheet arrangements as of September 30, 2023, except for obligations of $91.4 million payable within 2023, and $87.6 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly

Report for information regarding scheduled contractual obligations. During the three months ended September 30, 2023, the Company expanded its equipment lease facility with one lessor and entered into a new equipment lease facility with an additional lessor resulting in an increase in finance lease obligations of $105.3 million. The term on these new leases range from two to five years.
There have been no other material changes to cash requirements since the year ended December 31, 2022.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax on its share of Liberty LLC’s taxable income. The Company is also subject to Canada federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2023 was 24.6% compared to 1.5%, for the period ended September 30, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $49.8 million and $151.7 million during the three and nine months ended September 30, 2023, respectively, and $2.6 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2022, we released a valuation allowance on our U.S. net deferred tax assets. As of September 30, 2023, the Company’s net deferred tax assets were primarily comprised of federal and state U.S. Net Operating Losses (“NOLs”) and TRA tax attributes, net of Property and equipment deferred tax liabilities.
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
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in this Quarterly Report and Note 2—Significant Accounting Policies and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report). A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
There have been no material changes in our evaluation of our critical accounting policies and estimates since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive loss. For the three and nine months ended September 30, 2023, the Company recorded foreign currency translation losses of $3.1 million and $1.6 million, respectively, to comprehensive income. For the three and nine months ended September 30, 2022, the Company recorded foreign currency translation losses of $6.3 million and $8.3 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, we integrated accounting functions of the entity acquired in the Siren Acquisition on April 6, 2023. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information relating to legal proceedings is described in Note 14—Commitments & Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A, “Risk Factors,” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.
No other risk factors were identified in addition to the risk factors set forth in the Annual Report. There have been no material changes to the risk factors in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2023 - July 31, 2023	309,873	$16.14	309,873	$235,212,501
August 1, 2023 - August 31, 2023	1,258,303	$16.23	1,258,303	$214,793,754
September 1, 2023 - September 30, 2023	216,723	$17.65	216,723	$210,968,900
Total	1,784,899	$16.38	1,784,899	$210,968,900
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
(2) The average price paid per share of $16.38 was calculated excluding commissions.
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
Item 5. Other Information
During the quarter ended September 30, 2023, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Signature
/s/ Christopher A. Wright
Date:	October 19, 2023	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 19, 2023	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 19, 2023	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)