Form 10-K
period 2023-12-31
Liberty Energy Inc.
filed 2024-02-09
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.2 billion, determined using the per share closing price on the New York Stock Exchange on that date of $13.37. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 5, 2024 the Registrant had 166,682,012 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of global conflicts, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks described in this Annual Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Lium, LLC (“Lium Research”) as of December 31, 2023, and industry content and figures provided by Baker Hughes Co. (“Baker Hughes”) as of December 31, 2023. Neither Lium Research nor Baker Hughes is a member of the Financial Industry Regulatory Authority or the Securities Investor Protection Corporation and neither is a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.
TRADEMARKS, SERVICE MARKS AND TRADENAMES
This Annual Report contains trademarks, tradenames, and service marks that are owned by us or other companies, which are our property. Solely for convenience, the trademarks, tradenames, and service marks referred to in this Annual Report may appear without the ®, TM, and SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, and service marks. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

ii

PART I

As used in this Annual Report, except as otherwise indicated or required by the context, all references in this Annual Report to (i) the “Company,” “Liberty,” “we,” “us” and “our” refer to Liberty Energy Inc. and its consolidated subsidiaries; (ii) “Liberty LLC” refer to Liberty Oilfield Services New HoldCo LLC; and (iii) “PropX” refer to Proppant Solutions, LLC and its predecessor in interest.
Item 1. Business
Our Company
We are a leading integrated energy services and technology company focused on providing innovative hydraulic services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
Our areas of operations are in all of the most active shale basins in North America, including the Permian Basin, the Williston Basin, the Eagle Ford Shale, the Haynesville Shale, the Appalachian Basin (Marcellus Shale and Utica Shale), the Western Canadian Sedimentary Basin, the Denver-Julesburg Basin (the “DJ Basin”), and the Anadarko Basin. Our operations also extend to a few smaller shale basins, including the Uinta Basin, the Powder River Basin, and the San Juan Basin. The breadth of our operational footprint provides us an opportunity to leverage our fixed costs and to efficiently reposition our equipment in response to customer requirements. The map below represents our current primary areas of operation.
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
Wireline operations supplement our hydraulic fracturing fleets, which consist of a truck equipped with a spool of wireline that is lowered into wells to convey specialized tools or equipment, such as perforating guns and charges, which are necessary to connect the wellbore with the target formation. This operation is performed between each hydraulic fracturing stage. Our wireline service is primarily offered alongside our hydraulic fracturing services, which allows us to maximize efficiency for our customers through optimized coordination of the wireline and hydraulic fracturing services. In addition, we also offer our wireline service on a stand-alone basis.
We also operate two sand mines that allows us to vertically integrate our supply-chain in the Permian Basin. The mines provide sand to Liberty hydraulic fracturing fleets as well as to third parties. With a secured supply of regional sand in the basin, we reduce our dependency on other providers and any downtime that could result from sand supply issues.
As a result of the acquisition of PropX, which was completed in October 2021, we are a leading provider of last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that PropX wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect™, as a hosted software as a service.
In early 2023, we launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. On April 6, 2023, LPI expanded its footprint with the acquisition of Siren Energy & Logistics, LLC (“Siren”) (“the Siren Acquisition”), a Permian focused integrated natural gas compression and CNG delivery business. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services are limited in the market, yet critical to maintaining highly efficient well site operations. Currently, LPI is primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield.
Our operations are organized into a single business segment, which consists of hydraulic fracturing services, including wireline, proppant delivery and goods, including our Permian Basin sand mines, and natural gas compression and delivery, and we have one reportable geographical segment, North America. We have grown from one active hydraulic fracturing fleet as of December 2011 to over 40 active fleets as of December 31, 2023. We are focused on providing “next-generation” frac fleets and technologies to assist our customers with completing their wells in an environmental, social, and governance (“ESG”) friendly manner.
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
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii)

our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps, our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; and (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
ESG Focused
We support all energy sources that improve our energy system and better lives. We passionately work to better the process of bringing hydrocarbons to the surface in a clean, safe and efficient fashion and view these principles as foundational to our business. We focus on developing and adding technologies to our operations that assist our customers in implementing their goals. The list below sets forth specific examples of our efforts in this regard:
•In 2013, we introduced Tier II dual-fuel technology to our fleets which allows our frac pumps to use natural gas in place of some diesel fuel to lower particulate emissions.
•In 2014, we began the use of containerized sand delivery at frac locations, which reduces dust, noise and truck traffic.
•In 2016, we introduced Quiet Fleet® technology, which significantly reduces noise levels associated with frac operations.
•In 2018, we partnered with an equipment supplier to introduce Tier IV dynamic gas blending, or DGB, engines to our frac fleet that can substitute up to 80% of the diesel typically used by a frac pump with natural gas and significantly lower emission levels in frac operations. Tier IV DGB engines were added to our fleet in 2020.
•In 2018, we began the design and development of digiFracSM, our innovative, purpose-built electric frac pump that has approximately a 25% lower CO2e emission profile than the Tier IV DGB.
•In 2021, we announced the successful test of digiFrac and in 2022 commenced delivery of commercial pumps.
•In October 2021, we acquired PropX, a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software. PropX offers innovative, environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions.
•In 2022, we began the design and development of digiPrimeSM, the first hybrid pump technology, utilizing direct mechanical drive for the pumps while simultaneously generating power capable of electrifying supporting equipment at the well site. These pumps have a lower CO2e emissions profile than digiFrac.
•In 2023, we launched LPI and closed the acquisition of Siren. We believe that the shift in fuel consumption from diesel to cleaner natural gas has the potential to promote emissions reductions in the industry.
•In 2023, we commenced deployment of digiFleetsSM, comprised of digiFrac and digiPrime pump technology along with other complementary equipment from our digiTechnologiesSM suite.
•In January 2024, we established the Bettering Human Lives Foundation, a non-profit organization dedicated to improving the well-being of communities worldwide with an early focus on promoting clean cooking solutions.
•In February 2024, we released the third edition of our Bettering Human Lives report, emphasizing energy’s central role in human lives. The report has been updated to include real-world case studies and is now segmented into six sections: Energy, Energy and the Modern World, Energy Poverty, Climate Change, Climate Economics, and an in-depth section on Liberty Energy.

Furthermore, we are continuously committed to engagement in our communities. We provide K-12 scholarships to low-income children through ACE (Alliance for Choice in Education) and we have launched a Liberty Scholars program at Montana Technological University to enable lower-income students to obtain a college education. In total, over 140 students received Liberty scholarships across the U.S. and Canada in 2023. In addition to our educational initiatives, we have other efforts targeting veterans, poverty abatement, low-income housing, criminal justice reform, and job opportunities for those who had a disadvantaged start in life. To double our impact and encourage our employees to get involved in their communities, we launched Love, Liberty, our corporate matching program in 2021. In 2023, Liberty processed over 100 match requests to nearly 50 different organizations, totaling nearly $30,000 in matching contributions.
Cyclical Nature of Industry
We operate in a cyclical industry reflecting global oil and gas supply and demand dynamics, current and expected future oil and gas commodity prices, and the perceived stability and sustainability of those prices. Global oil and gas supply and demand can be impacted by general domestic and international economic conditions, inflationary pressures, geopolitical developments, government regulations, and other factors. Such factors also impact capital expenditures and drilling and completions activities of E&P companies, which in turn can impact demand for our services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort comparisons of results across periods.
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
Intellectual Property
Over the last several years and in connection with the acquisitions of PropX, Siren, and others in prior periods, we have significantly invested in our research and technology capabilities. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. A cornerstone of our technological advantage is a series of proprietary databases of U.S. unconventional wells that include production data, completion designs and reservoir characteristics. We utilize these databases to perform multi-variable statistical analysis that generates differential insight into fracture design optimization to enhance our customers’ production economics. Our emphasis on data analytics is also deployed during job execution through the use of real-time feedback on variables that maximizes customer returns by improving cost-effective hydraulic fracturing operations.
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

Human Capital Management
As of December 31, 2023, we had approximately 5,500 employees and no unionized labor. We believe we have good relations with our employees and that one of our key competitive advantages is our people. Our highly trained, experienced and motivated employees are critical to delivering our hydraulic fracturing services. Taking care of our employees is one of our top priorities, and we continually invest in hiring, training and retaining the employees we believe to be the best in our field. We consistently assess the current business environment and labor market to refine our compensation and benefits programs in order to attract and retain top talent in our industry. We strive to promote from within our existing employee base to manage new hydraulic fracturing fleets and organically grow our operating expertise. This organic growth is essential in achieving the expertise and level of customer service we strive to provide each of our customers. As a result, we plan to continue to invest in our employees through both personal and professional training to attract and retain the best individuals in our areas of operation. Overall, we focus on individual contributions and team success to foster a culture built around operational excellence and superior safety.
Health and Safety
Our people are our most important asset and ensuring their safety and the safety of those around them is the most important thing we do. Making certain that the Liberty team is well trained to handle the complexities of daily field operations, and that their training and competency remains current with the latest technology and standards is a key component. In order to facilitate this training, we have developed the Liberty Frac Academy, a thorough program where employees are trained on various aspects of the Company, from safety in equipment operation to leadership skills. The Liberty Frac Academy not only ensures dissemination of high-quality training material, but also provides a forum for sharing best practices and lessons learned across the Company. As a result, we are among the safest service providers in the industry with a constant focus on Health, Safety and Environmental performance and service quality, as evidenced by an average incident rate that was consistently lower than the industry average from 2021 to 2023. Our employee-centered focus and reputation for safety has enabled us to obtain projects from industry leaders with some of the most demanding safety and operational requirements.
Programs and Benefits
One way we have demonstrated a history of investing in our workforce is by offering competitive salaries and wages. To foster a strong sense of ownership, restricted stock units are provided to eligible employees under our long-term incentive plan. Furthermore, we offer innovative benefits to all eligible employees, including, among others, comprehensive health insurance coverage, parental leave to all new parents, for birth or adoption, financial support for child adoption, leave to care for partners with serious health conditions, 401(k) savings plan and educational tuition assistance for both bachelor’s degree and master’s degree programs. We are also passionate about community investment and are a part of the Ban the Box initiative which provides work opportunities for formerly incarcerated individuals.
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
Worker Health and Safety
We are subject to a number of federal and state laws and regulations, including the OSHA regulatory standards, which establish requirements to protect the health and safety of workers. Among others, we may be subject to OSHA regulations for safe operation of cranes, power industrial trucks and similar equipment at our worksites, safe practices for working in hazardous locations and permit-required confined spaces, and proper use of required personal protective equipment by workers. OSHA’s hazard communication standard requires tracking of hazardous chemicals present at the worksite, sharing of such information with the workers, and training the workers to handle the chemicals appropriately. The EPA’s community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes also require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. We are also subject to OSHA’s regulatory standard for respirable crystalline silica, which provides measures to protect workers in hydraulic fracturing operations from exposure to this chemical including limiting exposure to airborne respirable crystalline silica in excess of a specified limit. Additionally, the Federal Motor Carrier Safety Administration (the “FMCSA”) regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. We are subject to Mine Safety & Health Administration regulations related to operation of sand mines including regulations for training and retraining of workers engaged in sand mine operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

Water Discharges
The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. To the extent the agencies expanding the range of properties subject to the Clean Water Act’s jurisdiction or impose more stringent requirements on discharges of wastewater, certain energy companies could face increased costs and delays with respect to obtaining permits, including for the discharge of dredge and fill activities in waters of the U.S. or wetland areas, which in turn could reduce demand for our services. Furthermore, the process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air Emissions
The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants and other air emissions at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions of certain pollutants or prohibit certain types of emissions management practices. In recent years, the CAA has been used to impose additional stringent requirements upon oil and gas production operations. While these rules may not be directly applicable to our business, they are applicable to the business of our customers. Promulgation of stricter permitting or emission control requirements could delay or impair our or our customers’ ability to obtain air emission permits, to develop new wells and to continue to operate existing wells, and result in fewer wells being drilled or redeveloped, causing a decrease in demand for our services. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
Climate Change
The EPA has determined that emissions of greenhouse gases, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established greenhouse gas emissions reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of greenhouse gases to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to greenhouse gas emissions permitting and best available control technology requirements because none of our facilities are presently major sources of greenhouse gas emissions, such requirements could become applicable to our customers. In addition, the EPA has used the CAA to impose additional greenhouse gas emissions control requirements upon our customers. Furthermore, the Inflation Reduction Act (“IRA 2022”) imposes a methane emissions charge on certain emissions from specific classes of sources that are required to report their greenhouse gas emissions, which began in calendar year 2024. This fee as well as additional requirements on greenhouse gas emissions from our customers could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition, and results of operations. Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, and many states have already established regional greenhouse gas “cap-and-trade” programs. The adoption of any legislation or regulation that restricts emissions of greenhouse gases from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services.

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
Some states, counties, and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York, Vermont, Maryland, and Washington have banned the use of high-volume hydraulic fracturing. Alternatively, some municipalities are, or have considered, zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties, and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects, and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce demand for our business by making it more difficult or costly for certain customers to perform fracturing to stimulate production from tight formations.
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
Provincial Legislation
Energy services companies are primarily regulated by provincial governments in Canada. For example, in Alberta, provincial legislation potentially applicable to our Canadian operations includes the Environmental Protection and

Enhancement Act, RSA 2000, e E-12. This Act promotes the protection, enhancement and wise use of the environment, and deals with matters such as air emissions, water discharges, and the handling of hazardous substances and waste control (for example, under the Waste Control Regulation, Alta Reg 192/1996). Other environmental legislation in the Province that applies to energy service companies includes: the Water Act, RCA 2000, c W-3 and associated regulations, under which companies must apply for a license for any water use; and the Wildlife Act, RCA 2000, c W-10 which provides for the protection and conservation of wild animals and endangered species in Alberta.
Other potentially applicable provincial legislation in Alberta includes legislation directed at the transportation of dangerous goods, including oil (the Dangerous Goods Transportation and Handling Act, RSA 2000, c D-4 and associated regulations), legislation intended to provide for the responsible management of oil wells and associated sites, including remediation responsibilities (the Oil and Gas Conservation Act, RSA 2000, c O-6 and associated regulations), legislation establishing regulatory bodies overseeing oil and gas and electricity in Alberta (the Responsible Energy Development Act, SA 2012, c R-17.3 and the Alberta Utilities Commission Act, SA 2007, c A-37.2), legislation governing the removal of gas or propane from Alberta (the Gas Resources Preservation Act, RSA 2000, c G-4), legislation to effect conservation and prevent waste of the oil sands resource in Alberta (the Oil Sands Conservation Act, RSA 2000, c O-7), and legislation governing worker safety (the Occupational Health and Safety Act, SA 2017, c O-2.1).
The Alberta Energy Regulator has a number of directives that are applicable to energy services companies, such as Directive 050, updated in March 2023, which addresses salinity ranges for soils that can receive drilling wastes, Directive 058, which sets out regulatory requirements for the handling, treatment, and disposal of upstream oilfield waste, and Directive 083, updated April 2023, which sets out the requirements for managing subsurface integrity associated with hydraulic fracturing, including seismic monitoring in certain areas of Alberta. Other provinces in Canada have their own statutory regime applicable to oilfield service companies.
Federal Legislation
The Federal government in Canada shares certain jurisdiction with the provinces over certain environmental matters. Federal legislation potentially applicable to our Canadian operations includes legislation focused on regulating greenhouse gases (the Greenhouse Gas Pollution Pricing Act, SC 2018, c 12, s 186), legislation aimed at protecting wildlife (the Species at Risk Act, SC 2002, c 29, Fisheries Act, RSC 1985, c F-14, and Migratory Birds Convention Act, 1994, SC 1994, c 22), and legislation governing the transportation of potentially dangerous substances and prevention of pollution (the Transportation of Dangerous Goods Act, 1992, SC 1992, c 34 and Canadian Environmental Protection Act, 1999, SC 1999, c 33).
Environmental assessment of major projects in Canada is shared between the federal and provincial governments. In October 2023 the Supreme Court of Canada ruled that Canada’s Impact Assessment Act, SC 2019, c 28, s1, which governs approvals for federally regulated projects, is largely unconstitutional (Reference re Impact Assessment Act, 2023 SCC 23). The federal government is currently amending its environmental impact assessment legislation in response to the decision.

Properties
Properties
Our corporate headquarters are located at 950 17th Street, Suite 2400, Denver, Colorado 80202. We lease our general office space at our corporate headquarters. The lease expires in December 2027. We currently own or lease the following additional principal properties:

District Facility Location	Size	Leased or Owned
Midland, TX	90,000 sq. ft on 35 acres	Owned
Midland, TX	70,000 sq. ft on 12 acres	Owned
Odessa, TX	77,500 sq. ft on 48 acres	Owned
Cibolo, TX	90,000 sq. ft on 34 acres	Owned
Kermit, TX	5,000 acres	Owned
Monahans, TX	3,200 acres	Owned
Magnolia, TX	63,350 sq. ft.	Leased (through May 31, 2031)
Magnolia, TX	11,680 sq. ft	Leased (through February 28, 2025)
Gainesville, TX	170,000 sq. ft.	Leased (through May 31, 2024)
Shreveport, LA	215,000 sq ft. on 45 acres	Owned
Cheyenne, WY	115,000 sq. ft on 60 acres	Owned
Gillette, WY	32,757 sq. ft on 15 acres	Leased (through December 31, 2034)
Henderson, CO	50,000 sq. ft on 13 acres	Leased (through December 31, 2034)
Henderson, CO	96,582 sq. ft on 12 acres	Owned
Williston, ND	55,000 sq. ft on 50 acres	Owned
Vernal, UT	30,901 sq. ft on 10 acres	Leased (through September 30, 2025)
Farmington, NM	34,000 sq. ft on 30 acres	Owned
Farmington, NM	23,000 sq. ft on 9 acres	Owned
El Reno, OK	80,000 sq. ft on 33 acres	Owned
Red Deer, AB	170,000 sq. ft on 42 acres	Owned
Grand Prairie, AB	135,000 sq. ft on 40 acres	Owned
Huallen, AB	80 acres	Owned
We also lease several smaller facilities, which leases generally have terms of one to six years. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Marketing and Customers
We have developed long-term partnerships with our customers through a continuous dialogue focused on their production economics. Further, we have a proven track record of executing our customers’ plans and delivering on time and in line with expected costs. Our customer base includes a broad range of integrated and independent E&P companies, including some of the largest E&P companies in our areas of operation. Our technological innovations, customer-tailored approach and track record of consistently providing high-quality, safe and reliable service has allowed us to develop long-term customer partnerships, which we believe makes us the service provider of choice for many of our customers.
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region and are supported by our corporate headquarters. For the years ended December 31, 2023, 2022 and 2021, our top five customers collectively accounted for approximately 34%, 30%, and 27% of our revenues, respectively. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of our revenues.

Suppliers and Raw Materials
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment and have started to internally design and assemble key pump and maintenance parts. In addition, we have built a strong relationship with the assemblers of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow. In 2018, we vertically integrated a supplier of certain major components through the acquisition of ST9 Gas and Oil LLC, which recently changed its name to Liberty Advanced Equipment Technologies LLC. In October 2021, we vertically integrated a supplier of our containerized sand and last mile proppant logistics solutions with the acquisition of PropX. This, along with our two state-of-the-art sand mines in the Permian Basin, help us alleviate the risk of proppant supply shortages.
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
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States and Canada, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company as well as other companies including Patterson-UTI Energy Inc., ProFrac Holding Corp., and ProPetro Services, Inc. In addition, we compete regionally with smaller service providers.
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
We also make available free of charge through our website, www.libertyenergy.com, electronic copies of certain documents that we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the risks described below in conjunction with other information including the financial statements and related notes provided in this Annual Report and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock, par value $0.01 per share (“Class A Common Stock”). These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be other risks and uncertainties not currently known to us or that we currently deem to be immaterial which may also materially and adversely affect our business operations in the future. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page ii hereof.
Risks Related to the Oil and Natural Gas Industry
Federal, state, local and other applicable legislative and regulatory initiatives relating to hydraulic fracturing may serve to limit future oil and natural gas E&P activities and could have a material adverse effect on our results of operations and business.
Various federal, state, local and other applicable legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies but increased scrutiny and regulation by federal agencies does occur. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance regarding the permitting of such activities. Furthermore, the U.S. Bureau of Land Management has previously published rules that established stringent standards relating to hydraulic fracturing on federal and Native American lands. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. These rules have been the subject of ongoing legal challenges. Most recently, in December 2022, the EPA finalized additional methane rules for new and existing petroleum operations. The EPA rules could make it more difficult and/or costly to drill and operate oil and gas wells. These rules may result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in Congress to provide for further federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.
Moreover, many states and local governments have adopted, or are considering, regulations that impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate, such as Texas, Colorado and North Dakota. States could also elect to place prohibitions on hydraulic fracturing, as several states have already done. In addition, some states have adopted broader sets of requirements related to oil and gas development more generally that could impact hydraulic fracturing activities. For example, in 2019 the Colorado legislature adopted SB 19-181, which gave greater regulatory authority to local jurisdictions and reoriented the mandate of the Colorado Oil and Gas Conservation Commission to place more emphasis on the protection of human health and the environment. In response, a reconstituted Colorado Oil and Gas Conservation Commission modified its rules to address the requirements of the legislation, adopting increased setback requirements, provisions for assessing alternative sites for well pads to minimize environmental impacts, and consideration to cumulative impacts, among other provisions. The Colorado Department of Public Health and the Environment also finalized rules related to the control of emissions from certain pre-production activities. In Texas, there has been increased pressure on the Railroad Commission (“RRC”) to impose more stringent limitations on the flaring of gas from wells to prevent waste and because of increased concerns related to the environmental effects of flaring. The RRC continues to approve flaring permits, but at least one lawsuit has been filed by a pipeline operator challenging the RRC’s flaring approval practices. Environmental groups, local citizens groups and others continue to seek to use a variety of means to force action on additional restrictions on hydraulic fracturing and oil and gas development generally.
Additionally, some states have enacted legislation limiting PFAS usage in certain products or limiting PFAS usage generally. For example, Colorado has banned the use of PFAS in oil and gas products including hydraulic fracturing fluids, drilling fluids and proppants. Should PFAS be in hydraulic fracturing chemicals, this could open up a new front for the regulation of hydraulic fracturing and result in additional exposure to liability for contamination resulting from the use or release of hydraulic fracturing chemicals.

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
President Biden followed with an executive order directing the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. The leasing suspension has been the subject of several lawsuits, resulting in conflicting decisions on the legality of the lease suspension. For example, in August 2022, the U.S. District Court for the Western District of Louisiana blocked the Biden administration’s ability to unilaterally pause oil and gas leasing in 13 states, holding that the U.S. Department of the Interior violated federal law when it canceled onshore and offshore leasing on federal lands. While the various lawsuits were pending, in August 2022, Congress passed the IRA 2022 which, among other things, makes changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and requires the Biden administration to hold several oil and gas lease auctions, including many that had been suspended or cancelled.
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
•actions by the members of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) with respect to oil production levels and potential changes in such levels;
•global weather conditions and natural disasters;
•worldwide political, military and armed conflict, and economic conditions;
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year 2023, the posted WTI price traded at an average of $77.58 per barrel (“Bbl”), as compared to the 2022 average of $94.90 per Bbl and the 2021 average of $68.13 per Bbl. During this three-year period, the WTI price fluctuated between a high of $123.64 per Bbl and a low of $47.47 per Bbl. If the prices of oil and natural gas remain or become more volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
In most states, our hydraulic fracturing services, our natural gas compression and CNG delivery operations, and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
As described above, in January 2021, the U.S. Department of the Interior issued an order that effectively suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days, but the suspension does not limit existing operations under valid leases. President Biden followed with an executive order that ordered the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. This order further directs agencies to identify fossil fuel subsidies provided by such agencies and take measures to ensure that federal funding is not directly subsidizing fossil fuels, with an objective of eliminating fossil fuel subsidies from federal budget requests beginning in 2022. This order is currently being challenged by industry groups. While the various lawsuits were pending, in August 2022, Congress passed the IRA 2022 which, among other things, makes changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and requires the Biden administration to hold several oil and gas lease auctions, including many that had been suspended or cancelled. For additional information, see the risk factor titled “Federal legislation and regulatory initiatives relating to drilling on federal lands could harm our business and negatively impact the oil and natural gas industry.”
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
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. Additionally, in 2016, the EPA adopted a pretreatment standard that prohibits the discharge of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly owned treatment works. Further, regulations implemented under both federal and state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. These laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and could result in restrictions, delays, or cancellations of our customers’ operations, the extent of which cannot be predicted.
Our operations are subject to risks associated with climate change and potential regulatory programs meant to address climate change; these programs may impact or limit our business plans, result in significant expenditures or reduce demand for our services and reduce our revenues.
Climate change continues to be the focus of political and societal attention. Numerous proposals have been made and are likely to be forthcoming on the international, national, regional, state and local levels to reduce GHG emissions. These efforts have included or may include cap-and-trade programs, carbon taxes, GHG reporting obligations and other regulatory programs that limit or require control of GHG’s from certain sources. Upon taking office, President Biden issued several Executive Orders relating climate change, envisioning a “government-wide approach” to climate policy. At the 26th Conference of the Parties of the United Nations Framework Convention on Climate Change held in October and November 2021, President Biden announced a commitment to significantly reduce GHG’s and transition the U.S. economy to net-zero carbon by 2050. At the 27th Conference of the Parties in 2022, President Biden reinforced these commitments and emphasized efforts to reduce methane emissions from the oil and gas sector. At the 28th Conference of the Parties (the “COP28”) in 2023, the United States announced a new rule on requiring reductions in methane and other air pollutants from oil and natural gas industry. Programs addressing climate change may limit the ability to produce crude oil and natural gas, require stricter limits on the release of methane or other GHGs, increase reporting and/or other compliance obligations associated with GHG emissions, limit the ability to explore in new areas, limit the construction of pipelines and related equipment or may make it more expensive to produce, any of which may decrease the demand for our services and our revenues.
Incentives to conserve energy or use alternative energy sources, which can be part of climate change programs, may increase the competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) or increase the focus on reducing the use of combustion engines in transportation (such as governmental mandates that ban the sale of new gasoline-powered automobiles). At COP28, the parties adopted a statement calling for “transitioning away from fossil fuels” and an increased focus on renewable energy capacity and energy efficiency. These actions could, in turn, reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues. Additionally, on January 26, 2024, the Biden Administration announced a temporary pause on pending decisions regarding exports of liquified natural gas until the U.S. Department of Energy can update the underlying analyses for authorization.
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

Furthermore, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting climate related risks. To the extent that any proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosure in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. Furthermore, in November 2022, the U.S. Department of Labor adopted final rules that allow plan fiduciaries to consider climate change and other ESG factors when they select retirement investments and exercise shareholder rights, such as proxy voting. Should plan investors decide to not invest in us based on ESG factors, our business and access to capital may be negatively impacted. In 2023, the State of California enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other jurisdictions, domestically and internationally, are also considering various climate change disclosure requirements.
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
Trucking services can be adversely impacted by traffic congestion, shortage of drivers and weather delays which could hinder our service levels. During 2021 and into 2022 there was a shortage of available trucking services in the United States due to the industry not having enough qualified drivers, which impacted our field operations at times. In addition, our field employees are generally required to have a commercial driver’s license (“CDL”) so they can drive trucks and move our frac pumps and other equipment from location to location. Obtaining employees with CDLs can be challenging during times when the trucking industry has driver shortages, as competition for qualified employees is often more intense. If we are unable to obtain trucking services on a timely basis or the services of a sufficient number of field employees with CDLs, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. In particular, the ESA restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. The dunes sagebrush lizard is one example of a species that, if listed as endangered or threatened under the ESA, could impact our operations and the operations of our customers. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities are located. The FWS is currently conducting a review to determine whether listing the dunes sagebrush lizard as endangered or threatened under the ESA is warranted. In July 2020, the FWS published a 90-day finding that a 2018 petition seeking that the dunes sagebrush lizard be listed as endangered or threatened presented substantial evidence indicating that listing may be warranted. In May 2022, an environmental group filed suit against the U.S. Department of the Interior and the FWS alleging that they have unlawfully delayed protection of the dunes sagebrush. In July 2023, the FWS proposed to list the dunes sagebrush lizard as endangered. If the dunes sagebrush lizard is listed as an endangered or threatened species, our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and we and our customers could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat. Furthermore, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement with respect to environmental matters could restrict, delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities.
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
The ability or willingness of OPEC+ and other oil exporting nations to set and maintain production levels and/or the impact of sanctions and global conflicts may have a significant impact on natural gas commodity prices.
OPEC+ is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In 2020, largely as a result of the COVID-19 pandemic, oil prices decreased dramatically, and OPEC+ agreed to historic production cuts in an effort to support prices. Conversely, sanctions imposed on Russia as a result of the Russia-Ukraine conflict in 2022 increased prices. In October 2022, OPEC+ again determined to reduce production of oil, by approximately 2 million barrels per day. At its meeting on December 4, 2022, OPEC+ agreed to keep its current policy unchanged as the oil markets struggle to assess the impact of a slowing Chinese economy on demand, and the Group of Seven Nations agreed on a price cap on Russian oil supply. In June 2023, OPEC+ members announced they would extend crude oil production cuts through 2024, limiting global crude oil supplies. In November 2023, OPEC+ agreed to cut production by an additional 1 million barrels per day beginning in January 2024.
There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts, including the Russia-Ukraine conflict and various conflicts in the broader Middle East, will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.
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
Payments under the TRAs are based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the TRAs if any tax benefits that have given rise to payments under the TRAs are subsequently disallowed in an audit, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess. As a result, in such circumstances the Company could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect the Company’s liquidity. Furthermore, the payments under the TRAs will not be conditioned upon a holder of rights under each of the TRAs having a continued ownership interest in the Company or Liberty LLC. For further details of the TRAs, see Note 12—Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
Our top five customers represented approximately 34%, 30%, and 27%, of our consolidated revenue for the years ended December 31, 2023, 2022, and 2021, respectively. It is possible that we will derive a significant portion of our revenue from a concentrated group of customers in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other operators, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. In early 2020, we experienced a denial of service cyberattack that targeted a portion of our non-financial data. We immediately shutdown critical systems, diagnosed the root cause of the attack and then methodically returned systems online. This cyberattack disrupted certain non-financial aspects of our internal system for a period of less than one day, while limited and non-critical portions of our systems were kept offline for up to one week in order to properly evaluate the breach. We determined that this cyberattack did not materially affect us or any of our operations. We engaged in extensive data evaluation for potential damage and concluded that minimal to no data loss had occurred as a result of this cyberattack. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches in the future that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

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
We currently utilize a limited number of assemblers and suppliers for major equipment to both build new fleets and upgrade any fleets we acquire to our preferred specifications, and our reliance on these vendors exposes us to risks including price and timing of delivery.
We currently utilize a limited number of assemblers and suppliers for major equipment to both build our new fleets and upgrade any fleets we may acquire to our custom design. If demand for hydraulic fracturing fleets or the components necessary to build such fleets increases or these vendors face financial distress or bankruptcy, these vendors may not be able to provide the new or upgraded fleets on schedule or at the current price. If this were to occur, we could be required to seek another assembler or other suppliers for major equipment to build or upgrade our fleets, which may adversely affect our revenues or increase our costs.
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
Effective January 23, 2023, using proceeds from borrowings on our ABL Facility (as defined herein), we repaid all amounts outstanding under the Term Loan Facility (as defined herein). As of February 5, 2024, the Company had $159.0 million outstanding under our ABL Facility, in addition to letters of credit in the amount of $7.4 million, with $235.1 million of remaining availability. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Our operations are located in different regions of the United States and Canada. Some of these areas, including the DJ Basin, Powder River Basin, Williston Basin and our Canadian operations, are adversely affected by seasonal weather conditions, primarily in the winter and spring. However, as evidenced by the severe winter weather experienced in the southern United States and Canada during December 2022, weather-related hazards can exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations or obtain adequate supplies of raw material or fuel, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, such as the COVID-19 pandemic, or other similar catastrophic event outside of our control, our business and results of operations could be adversely impacted.
The sand mining operations are subject to a number of risks relating to the proppant industry.
We operate two sand mines in the Permian Basin. Sand mining operations are subject to risks normally encountered in the proppant industry. These risks include, among others: unanticipated ground, grade or water conditions; inability to acquire or maintain, or public or nongovernmental organization opposition to, necessary permits for mining, access or water rights; our ability to timely obtain necessary authorizations, approvals and permits from regulatory agencies (including environmental agencies, such as the FWS, where our operations in West Texas may be slowed, limited or halted due to conservation efforts targeted at the habitat of the dunes sagebrush lizard); pit wall or pond failures, and sluffing events; costs associated with environmental compliance or as a result of unauthorized releases into the environment; restrictions imposed on our operations related to the protection of natural resources, including plant and animal species; and reduction in the amount of water available for processing. Any of these risks could result in delays, limitations or cancellations in mining or processing activities, losses or possible legal liability.
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
We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on certain aspects of our operations.
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
Our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Charter or the Company’s bylaws, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine, in each such case subject to Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Second Amended and Restated Bylaws (the “Bylaws”) further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of common stock of the Company will be deemed to have notice of and have consented to the provisions of our Charter and Bylaws related to choice of forum. The choice of forum provisions in our Charter and Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our information systems and the data residing therein.
We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide practice of cybersecurity risk management. This integration ensures that cybersecurity considerations are part of our decision-making processes. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to identify, assess, and manage material risks from cybersecurity threats. As part of our cybersecurity risk management process, we have conducted simulated cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cyber incident preparedness.
Engagement of Third-Parties
Recognizing the complexity and evolving nature of cybersecurity threats, we may periodically engage a range of external experts, including cybersecurity assessors, consultants, and auditors to evaluate and test our information systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes generally follow industry-recognized standards and frameworks, and are compliant with applicable laws.
Oversight of Third-Party Risk
Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct security assessments of critical third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our Chief Information Officer (“CIO”) and cybersecurity staff and advisors. This approach is designed to mitigate risks related to data breaches or other security incidents involving third-parties.
Risks from Cybersecurity Threats
We have experienced, and may in the future experience, directly or indirectly through our third-party service providers, cybersecurity incidents. While prior cybersecurity incidents have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations, and financial condition. For more information about the cybersecurity risks we face, see “We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss” in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Board of Directors Oversight
Our Board of Directors has designated the Audit Committee to oversee risk management associated with cybersecurity threats. The Audit Committee is comprised of board members with diverse expertise including risk management, technology, and finance, which we believe enables them to oversee cybersecurity risks.
Management’s Role
We have a cybersecurity risk management committee comprised of senior leadership, including our CIO. The committee evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. The Company’s cybersecurity risk management committee is also responsible for informing the Audit Committee on cybersecurity risks. The committee provides briefings to the Audit Committee on at least a quarterly basis, performs a comprehensive annual review of cybersecurity risks and threats, and assesses and adjusts the Company’s processes to prevent, detect, mitigate, and remediate any such risks and threats.
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CIO. With over 30 years of experience in the field of information systems and cybersecurity, our CIO brings a wealth of expertise to this role. His background includes extensive experience as an enterprise CIO and his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CIO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program as such items relate to cybersecurity. Our CIO manages our cybersecurity risks with the help of key personnel overseeing cybersecurity, information technology networks and infrastructure, operational technology, and critical software applications.
Our CIO and information technology team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CIO and information technology team implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO and information technology team are equipped with a well-defined incident response plan, which includes escalation to the cybersecurity risk management committee and the Audit Committee, and relevant public disclosure, as appropriate.
Item 2. Properties
Information regarding our properties is contained in “Item 1. Business” and is incorporated by reference herein.
Item 3. Legal Proceedings
The information with respect to this Item 3. Legal Proceedings is set forth in Note 15—Commitments & Contingencies in Part II, Item 8 of this Annual Report.
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
Holders of our Common Stock
As of February 5, 2024, there were 17 stockholders of record of our Class A Common Stock and no stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
On October 18, 2022, the Company’s Board of Directors (the “Board”) reinstated quarterly dividends after they were suspended on April 2, 2020. The Company paid cash dividends of $0.05 per share of Class A Common Stock on December 20, 2022, March 20, 2023, June 20, 2023, and September 20, 2023 to stockholders of record as of December 6, 2022, March 6, 2023, June 6, 2023, and September 6, 2023, respectively. Additionally, the Company paid cash dividends of $0.07 per share of Class A Common Stock on December 20, 2023 to stockholders of record as of December 6, 2023. The declaration of dividends is subject to approval by the Board and to the Board’s continuing determination that such declaration of dividends is in the best interests of the Company and its stockholders. Future dividends may be adjusted at the Board’s discretion based on market conditions and capital availability. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends.
During the years ended December 31, 2023 and 2022, dividend payments totaled $37.5 million and $9.0 million, respectively.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K (or on Form 10-Q in lieu of Form 8-K).
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. On January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.
During the year ended December 31, 2023, the Company repurchased and retired 13,705,622 shares of Class A Common Stock for $203.1 million or $14.82 average price per share including commissions, under the share repurchase program.
As of December 31, 2023, $171.9 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program and $417.5 million as of February 5, 2024, following the authorization increase.

The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1, 2023 - October 31, 2023	351,632	19.91	351,632	203,968,909
November 1, 2023 - November 30, 2023	1,161,489	19.45	1,161,489	181,379,741
December 1, 2023 - December 31, 2023	518,615	18.22	518,615	171,930,956
Total	2,031,736	19.21	2,031,736	171,930,956
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. On January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $19.21 was calculated excluding commissions.

Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since December 31, 2018 and each annual period thereafter through December 31, 2023. The graph assumes that $100 was invested in our Class A Common Stock in each index on December 31, 2018 and that any dividends were reinvested on the last day of the month in which they were paid. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	For the Years Ended December 31
	2018	2019	2020	2021	2022	2023
Liberty Energy Inc.	$100.00	$87.20	$82.35	$77.48	$128.28	$147.43
Standard & Poor’s 500 ® Index	100.00	131.49	155.68	200.37	164.08	207.21
Philadelphia Oil Service Index	100.00	99.44	57.60	69.54	112.31	114.47

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” Except as required by law, we assume no obligation to update any of these forward-looking statements. This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. For discussion of year ended December 31, 2021, as well as the year ended 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of December 31, 2023. We provide our services primarily in the Permian Basin, the Williston Basin, the Eagle Ford Shale, the Haynesville Shale, the Appalachian Basin (Marcellus Shale and Utica Shale), the Western Canadian Sedimentary Basin, the DJ Basin, and the Anadarko Basin. Our operations also extend to a few smaller shale basins, including the Uinta Basin, the Powder River Basin, and the San Juan Basin, as well as to two sand mines in the Permian Basin.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services are limited in the market, yet critical to maintaining highly efficient well site operations. Currently, LPI is primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps, our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; and (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield.. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends and Outlook
Entering 2024, we believe the fundamental outlook for the frac industry is stable. Service prices remain relatively steady as the industry’s supply of marketed fleets was right sized in response to lower completions activity. Many fleets exited the market both from accelerated attrition of older equipment and the deliberate idling of underutilized fleets to match customer demand. Operators continue to demand technologies that provide significant emissions reductions and fuel savings.
We believe E&P operators are now better served with larger, well capitalized integrated frac companies that can meet their technical demands and more complex needs. Engineering and innovation have led to rising shale productivity. Service companies have worked with operators to drive efficiencies, including faster completions, longer laterals and completion design optimization, helping to offset the gradual decline in reservoir quality. The trend toward higher intensity fracs should raise demand for horsepower, which is expected to keep frac assets well utilized and drive service company returns during 2024.
Global oil and gas markets continue to contend with commodity price fluctuations, owing to developments in geopolitics, interest rates, and macroeconomic data. Range bound oil prices have not meaningfully changed E&P operator plans to deliver flat to modest production growth for 2024. Further, as North American oil production continues to reach record levels, more frac activity may be required during 2024 and future years to offset production decline. Near term natural gas markets are under pressure, but domestic power demand growth and increased liquified natural gas exports are currently expected to lead to improved conditions in 2025.
During the year 2023, the posted WTI price traded at an average of $77.58 per barrel (“Bbl”), as compared to the 2022 average of $94.90 per Bbl, and the 2021 average of $68.13 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 781 rigs reported in the fourth quarter of 2023, down from the average in the fourth quarter of 2022 of 947, according to a report from Baker Hughes.
Acquisitions
On October 26, 2021, the Company acquired PropX in exchange for $11.9 million in cash, 3,405,526 shares of Class A Common Stock and 2,441,010 shares of Class B Common Stock, and 2,441,010 Liberty LLC Units, for total consideration of $103.0 million, based on the Class A Common Stock closing price of $15.58 on October 26, 2021, subject to customary post-closing adjustments. The Liberty LLC Units were redeemable for an equivalent number of shares of Class A Common Stock at any time, at the election of the shareholder. Founded in 2016, PropX is a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software across North America. PropX offers innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that PropX wet sand handling technology and logistics is a key enabler of the next step of cost and emissions reductions in the proppant industry. PropX also offers customers the latest real-time logistics software, PropConnect, as a hosted software as a service.
On April 6, 2023, LPI accelerated its expansion by acquiring Siren, a Permian focused integrated natural gas compression and CNG delivery business with 16 MMcf per day of natural gas compression capacity at two expandable Permian sites and transportation, logistics, and pressure reduction services, for cash consideration of $75.7 million, after post-closing adjustments and net of cash received. LPI currently delivers fuel to customers in both the drilling and completions markets, and its logistics system is designed to deliver CNG, renewable natural gas, or hydrogen to remote locations. We believe that the added natural gas compression capability is a key enabler of the next step of cost and emissions reductions in the industry.
Increase in Drilling Efficiency and Service Intensity of Completions
Over the past decade, E&P companies have focused on exploiting the vast resource potential available across many of North America’s unconventional resource plays through the application of horizontal drilling and completion technologies, including the use of multi-stage hydraulic fracturing, in order to increase recovery of oil and natural gas. As E&P companies have improved drilling and completion techniques to maximize return and efficiency, we believe that well economics have improved and unconventional oil and gas production is globally competitive. Liberty has been a significant partner with our customers in driving these continued improvements.
Improved drilling economics from horizontal drilling and greater rig efficiencies. Unconventional resources are increasingly being targeted through the use of horizontal drilling. According to Baker Hughes, as reported on January 26, 2024, horizontal rigs accounted for approximately 90% of all rigs drilling in the United States and Canada, up from 77% as of December 26, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. Today the majority of E&P drilling is on multi-well pad development, allowing efficient drilling of multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Lium Research, has dropped from 28 days in 2014 to 18 days in 2023.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of frac stages and/

or the number of perforation clusters (frac initiation points) has also increased. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Liberty’s FracTrends database, from six million pounds per well in 2014 to over 20 million pounds per well in 2023. Further efficiency gains are being sought via the “simul-frac,” “trimul-frac,” and other techniques. When compared to typical zipper-frac operations, these methods allow operators to complete a pad of wells quicker, thereby shortening the time from spud to first production.
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
How We Generate Revenue
We currently generate revenue through the provision of hydraulic fracturing, wireline services and goods, including sand from our Permian Basin sand mines, proppant delivery and logistics, and natural gas compression and delivery. These services and goods are provided under a variety of contract structures, primarily master service agreements (“MSAs”) as supplemented by statements of work, pricing agreements and specific quotes. A portion of our statements of work, under MSAs, include provisions that establish pricing arrangements for a period of up to approximately one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer.
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
How We Evaluate Our Operations
We use a variety of qualitative, operational and financial metrics to assess our performance. First and foremost, of these is a qualitative assessment of customer satisfaction because ensuring we are a valuable partner to our customers is the key to achieving our quantitative business metrics. Among other measures, management considers each of the following:
•Revenue;
•Operating Income;
•EBITDA;
•Adjusted EBITDA;
•Net Income; and
•Earnings per Share.
Revenue
We analyze our revenue by comparing actual revenue to our internal projections for a given period and to prior periods to assess our performance.
Operating Income
We analyze our operating income, which we define as revenues less direct operating expenses, depreciation, depletion, and amortization and general and administrative expenses, to measure our financial performance. We believe operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare operating income to our internal projections for a given period and to prior periods.

EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, provision for credit losses, transaction, severance, and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, and other non-recurring expenses that management does not consider in assessing ongoing performance. See “Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most comparable financial measures calculated and presented in accordance with GAAP.
Results of Operations
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

	Years Ended December 31,
Description	2023	2022	Change
	(in thousands)
Revenue	$4,747,928	$4,149,228	$598,700
Cost of services, excluding depreciation, depletion, and amortization shown separately	3,349,370	3,149,036	200,334
General and administrative	221,406	180,040	41,366
Transaction, severance, and other costs	2,053	5,837	(3,784)
Depreciation, depletion, and amortization	421,514	323,028	98,486
Gain on disposal of assets, net	(6,994)	(4,603)	(2,391)
Operating income	760,579	495,890	264,689
Other expense, net	25,689	96,381	(70,692)
Net income before income taxes	734,890	399,509	335,381
Income tax expense (benefit)	178,482	(793)	179,275
Net income	556,408	400,302	156,106
Less: Net income attributable to non-controlling interests	91	700	(609)
Net income attributable to Liberty Energy Inc. stockholders	$556,317	$399,602	$156,715
Revenue
Our revenue increased $598.7 million, or 14%, to $4.7 billion for the year ended December 31, 2023 compared to $4.1 billion for the year ended December 31, 2022. The increase in revenue was primarily attributable to higher service pricing, the reactivation of several fleets not fully reflected in the prior year, and an activity-driven increase in fleet efficiency commensurate with consistent demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $200.3 million, or 6%, to $3.3 billion for the year ended December 31, 2023 compared to $3.1 billion for the year ended December 31, 2022. The increase in expense was primarily related to increases in materials and parts consumption and higher labor costs related to reactivated fleets and higher fleet efficiency during the year ended December 31, 2023.
General and Administrative
General and administrative expenses increased $41.4 million, or 23%, to $221.4 million for the year ended December 31, 2023 compared to $180.0 million for the year ended December 31, 2022 primarily related to increases from labor cost inflation, various corporate costs related to increased levels of activity, and increased share-based compensation expense related to Company performance.

Transaction, Severance and Other Costs
Transaction, severance and other costs decreased $3.8 million, or 65%, to $2.1 million for the year ended December 31, 2023 compared to $5.8 million for the year ended December 31, 2022. The costs incurred during the year ended December 31, 2023 primarily related to integration cost, legal, accounting, and other professional services provided in connection with the Siren Acquisition, while costs incurred during the year ended December 31, 2022 related to ongoing integration costs from prior period acquisitions.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $98.5 million, or 30%, to $421.5 million for the year ended December 31, 2023 compared to $323.0 million for the year ended December 31, 2022. The increase in 2023 was due to additional equipment placed in service not fully reflected in the prior year, including the deployment of our digiTechnologiesSM.
Gain on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $7.0 million for the year ended December 31, 2023 compared to $4.6 million for the year ended December 31, 2022. The gain recognized in the year ended December 31, 2023 was primarily the result of the Company selling used field equipment and light duty trucks in a strong used vehicle and equipment market. The gain recognized in the year ended December 31, 2022 was a result of the sale of used field equipment and light duty trucks in a strong used vehicle and equipment market offset by a loss on sale of two non-strategic facilities acquired in a previous acquisition and a loss on plan of sale for two other non-strategic facilities.
Operating Income
The Company recorded operating income of $760.6 million for the year ended December 31, 2023 compared to $495.9 million for the year ended December 31, 2022. The change in operating income was primarily due to the $598.7 million, or 14%, increase in total revenue partially offset by a $334.0 million increase in total operating expenses, the significant components of which are discussed above.
Other Expense, net
Other expense, net decreased by $70.7 million to $25.7 million for the year ended December 31, 2023 compared to $96.4 million during the year ended December 31, 2022. Other expense, net is comprised of (gain) loss on remeasurement of liability under the TRAs, gain on investments, interest income—related party, and interest expense, net. As a result of the release of a valuation allowance on the U.S. net deferred tax assets the Company remeasured the liability under the TRAs resulting in a loss of $76.2 million, offset by a $2.5 million gain on investments during the year ended December 31, 2022, compared to a $1.8 million gain on remeasurement of the liability under the TRAs, due to a change in the overall expected effective tax rate, during the year ended December 31, 2023. Interest income—related party increased $2.0 million related to an extension of credit executed in December 2022 and extended in August 2023. These decreases were partially offset by the $6.8 million increase in interest expense, net as a result of new finance leases added and higher interest rates under the ABL Facility during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Net Income Before Income Taxes
The Company realized net income before income taxes of $734.9 million for the year ended December 31, 2023 compared to $399.5 million for the year ended December 31, 2022. The increase in results was primarily attributable to the increase in revenues and the decrease in other expense, net, as noted above, partially offset by the increase in operating expenses discussed above.
Income Tax Expense (Benefit)
The Company recognized income tax expense of $178.5 million for the year ended December 31, 2023, an effective rate of 24.3%, compared to an income tax benefit of $0.8 million, an effective rate of (0.2)%, recognized for the year ended December 31, 2022. The increase in income tax expense was primarily attributable to the Company recording taxes on the Company’s U.S. activity during the year ended December 31, 2023, compared to the release of a valuation allowance on its U.S. net deferred tax assets during the year ended December 31, 2022 largely offsetting taxes on 2022 activity.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, bad debt reserves, transaction, severance, and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, and other non-recurring expenses that management does not consider in assessing ongoing performance.

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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2023	2022	Change
	(in thousands)
Net income	$556,408	$400,302	$156,106
Depreciation, depletion, and amortization	421,514	323,028	98,486
Interest expense, net	27,506	22,715	4,791
Income tax expense	178,482	(793)	179,275
EBITDA	$1,183,910	$745,252	$438,658
Stock-based compensation expense	33,026	23,108	9,918
Fleet start-up and lay-down costs	2,082	17,007	(14,925)
Transaction, severance, and other costs	2,053	5,837	(3,784)
Gain on disposal of assets, net	(6,994)	(4,603)	(2,391)
Provision for credit losses	808	—	808
(Gain) loss on remeasurement of liability under tax receivable agreements	(1,817)	76,191	(78,008)
Gain on investments	—	(2,525)	2,525
Adjusted EBITDA	$1,213,068	$860,267	$352,801
EBITDA was $1.2 billion for the year ended December 31, 2023 compared to $745.3 million for the year ended December 31, 2022. Adjusted EBITDA was $1.2 billion for the year ended December 31, 2023 compared to $860.3 million for the year ended December 31, 2022. The increases in EBITDA and Adjusted EBITDA primarily resulted from increased activity levels in 2023 as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Year Ended December 31, 2023, Compared to Year Ended December 31, 2022.
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

Cash and cash equivalents decreased by $6.9 million to $36.8 million as of December 31, 2023 compared to $43.7 million as of December 31, 2022, while working capital excluding cash and current liabilities under debt and lease arrangements increased $42.2 million.
On September 19, 2017, the Company entered into two credit agreements, (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
As of December 31, 2023, we had $525.0 million committed under the ABL Facility, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of December 31, 2023, the borrowing base was calculated to be $420.3 million, and the Company had $140.0 million outstanding, in addition to a letter of credit in the amount of $2.6 million, with $277.7 million of remaining availability.
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
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and and terminate the Term Loan Facility. The amount paid included the balance of the Term Loan Facility upon payoff of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium. Additionally, there were $0.2 million in administrative agent and lender legal fees included in the pay off.
The ABL Facility contains covenants that restrict our ability to take certain actions. At December 31, 2023, we were in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
We have no material off balance sheet arrangements as of December 31, 2023, except for purchase commitments under supply agreements as disclosed below under Note 15—Commitments & Contingencies in Part II, Item 8 of this Annual Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company was initially authorized to repurchase up to $250.0 million of outstanding Class A Common Stock through and including July 31, 2024. On January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through the duration of the share repurchase program. During the year ended December 31, 2023, the Company repurchased and retired shares of Class A Common Stock for $203.1 million, under the share repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$1,014,583	$530,364	$484,219
Net cash used in investing activities	(672,328)	(450,656)	(221,672)
Net cash used in financing activities	(349,315)	(55,770)	(293,545)
Analysis of Cash Flow Changes Between the Years Ended December 31, 2023 and December 31, 2022
Operating Activities. Net cash provided by operating activities was $1.0 billion for the year ended December 31, 2023, compared to $530.4 million for the year ended December 31, 2022. The $484.2 million increase in cash from operating activities is primarily attributable to a $598.7 million increase in revenues, offset by a $280.7 million increase in cash operating expenses, interest expense, net, and income tax, and a $111.7 million decrease in cash from changes in working capital for the year ended December 31, 2023, compared to a $277.9 million decrease in cash from changes in working capital for the year ended December 31, 2022.
Investing Activities. Net cash used in investing activities was $672.3 million for the year ended December 31, 2023, compared to $450.7 million for the year ended December 31, 2022. Cash used in investing activities was higher during the year ended December 31, 2023, compared to the year ended December 31, 2022 as the Company continued to invest in equipment, including the new digiTechnologiesSM suite, to support increased customer demand in next generation equipment and technology. Additionally, during the year ended December 31, 2023, the Company acquired Siren for $75.7 million in cash, net of cash received and normal post-closing matters, refer to Note 3—Acquisitions to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information related to the Siren Acquisition.
Financing Activities. Net cash used in financing activities was $349.3 million for the year ended December 31, 2023, compared to net cash used in financing activities of $55.8 million for the year ended December 31, 2022. The $293.5 million change in cash used in financing activities was primarily due to a $77.8 million increase in cash payments made in connection with share repurchases to $203.1 million for the year ended December 31, 2023, compared to $125.3 million for the year ended December 31, 2022. Additionally, cash paid for quarterly dividends increased $28.5 million to $37.7 million for the year ended December 31, 2023, compared to $9.2 million for the year ended December 31, 2022. Net pay down of $79.7 million on the Credit Facilities during the year ended December 31, 2023, including the $104.7 million pay off and termination of the Term Loan Facility, contributed to the financing cash outflow during the year ended December 31, 2023, compared to $95.3 million of net borrowings on the Credit Facilities for the year ended December 31, 2022.

Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2023 are based on our estimates and assumptions about these obligations, including pricing, volumes and duration. We have no material off balance sheet arrangements as of December 31, 2023, except for purchase commitments under supply agreements disclosed below.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of our long-term debt. See Note 6—Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of finance and operating leases.
As of December 31, 2023, the Company had expected cash payments for estimated interest on our finance lease obligations of $12.2 million payable within the next twelve months and $16.9 million payable thereafter.
On January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and terminate the Term Loan Facility. The balance of the Term Loan Facility at pay off was $104.7 million and included $0.9 million of accrued interest, and a $1.1 million prepayment premium. As such, the only outstanding debt facility as of December 31, 2023 was the ABL Facility.
As of December 31, 2023, the Company has purchase obligations of $143.9 million payable within the next twelve months and $13.0 million payable thereafter. See Note 15—Commitments & Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report for information regarding scheduled contractual obligations.
As of December 31, 2023, the Company expects to make a $5.2 million payment under the TRAs within the next twelve months. Future amounts payable under the TRAs are dependent upon future events. See Note 12—Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding the TRAs.
During the year ended December 31, 2023, the Company expanded certain equipment lease facilities and entered into a new equipment lease facility with an additional lessor resulting in new finance lease obligations of $160.5 million. The term on these new leases range from two to five years. The Company had finance lease obligations of $51.1 million payable within the next twelve months and $151.6 million payable thereafter.
There have been no other material changes to cash requirements during the year ended December 31, 2023.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we typically bill our customers for services provided in arrears dependent upon contractual terms. In weak economic environments, we may experience delays in collection from our customers. In the past, we have experienced delays in customer payments and periodically agreed to extended payment terms, however, we have not experienced any material non-payment events.
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
The effective global income tax rate applicable to the Company for the year ended December 31, 2023 was 24.3% compared to (0.2)% for the year ended December 31, 2022. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. For 2022, the Company’s effective tax rate was less than the statutory federal income tax rate due to the Company releasing the valuation allowance recorded in a previous year on its U.S. net deferred tax assets as of December 31, 2022, primarily due to entering into a three-year cumulative pre-tax book income position and improved operating results.
The Company recognized income tax expense of $178.5 million and an income tax benefit of $0.8 million for the years ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate can be volatile and may change with, among other things, the amount of jurisdiction pre-tax income or loss, ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation and changes in tax laws in the jurisdictions that we operate.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2023, the Company’s net deferred tax liabilities were $102.3 million. The Company has not recorded a valuation allowance against the deferred tax assets for the year ended December 31, 2023.
Refer to Note 12— Income Taxes to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information related to income tax expense.
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
We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report.
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
Impairment of long-lived assets: Long-lived assets, such as property and equipment, right-of-use lease assets and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.
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
Share Repurchases: The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings. All Class A Common Stock shares repurchased to date have been retired upon repurchase.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Industry Risk
The demand, pricing and terms for hydraulic fracturing services and related goods provided by us are largely dependent upon the level of drilling and completions activity in the U.S. oil and natural gas industry, as well as the available supply of hydraulic fracturing equipment. These activity levels are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; supply of actively marketed and staffed fracturing fleets; available rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of E&P companies to raise equity capital and debt financing; and merger and divestiture activity among E&P companies.
The level of U.S. oil and natural gas drilling can be volatile. Expected trends in oil and natural gas production activities may not materialize and demand for our services may not reflect the level of activity in the industry. Any prolonged and substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. A material decline in oil and natural gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest Rate Risk
At December 31, 2023, we had $140.0 million of debt outstanding, with a weighted average interest rate of 7.6%. Interest is calculated under the terms of our ABL Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.4 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Commodity Price Risk
Our material and fuel purchases expose us to commodity price risk. Material costs primarily include inventory consumed while performing hydraulic fracturing services. Fuel costs consist of diesel fuel and natural gas used by trucks and other motorized equipment used for hydraulic fracturing services. At times, we have been able to pass along price increases for material costs and fuel costs to customers and conversely have been required to pass along price decreases for material costs to our customers, depending on market conditions. Further, we have purchase commitments with certain vendors to supply proppant inventory used in our operations at a fixed purchase price, including certain commitments which include minimum purchase obligations. Refer to Note 15—Commitments & Contingencies included in Part II, Item 8. of this Annual Report for further discussion regarding purchase commitments.
Foreign Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). During the years ended December 31, 2023 and 2022, the Company recorded a foreign currency translation gain of $1.3 million and foreign currency translation loss of $7.1 million to comprehensive income (loss), respectively.
Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures’
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
During the year ended December 31, 2023, we integrated accounting functions of the entity acquired in the Siren Acquisition on April 6, 2023. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page F-1 for Management’s Report on Internal Control Over Financial Reporting and page F-4 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.
Item 9B. Other Information
On December 4, 2023, Michael Stock, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 200,000 shares of our Class A common stock between March 4, 2024 and December 31, 2024, which shares were acquired by vesting of compensatory restricted stock units.
On December 13, 2023, Chris Wright, our Chairman of the Board and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 240,000 shares of our Class A common stock between March 18, 2024 and August 16, 2024, which shares were acquired by vesting of compensatory restricted stock units.
During the quarter ended December 31, 2023, none of our directors or Section 16 officers, other than Mr. Wright and Mr. Stock, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation,” and “CEO Pay Ratio,” except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the caption “Proposal 3 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

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

2.1
Master Reorganization Agreement, dated as of January 11, 2018, by and among Liberty Oilfield Services Inc., Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services New HoldCo LLC, and the other parties named therein (2)

2.2
Master Transaction Agreement, dated as of August 31, 2020, by and among Schlumberger Technology Corporation, Schlumberger Canada Limited, Liberty Oilfield Services Holdings LLC, Liberty Canada Operations Inc. and Liberty Oilfield Services Inc. (10)

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (13)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (17)

4.1	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. *

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Form of Joinder Agreement to Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (12)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.4	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (2)

10.5	Agent Designation Amendment to the Tax Receivable Agreement, dated as of February 22, 2022, by and among Liberty Oilfield Services Inc. and R/C Energy IV Direct Partnership, L.P. (15)

10.6	Liberty Oilfield Services Inc. Long Term Incentive Plan (2)†

10.7
Credit Agreement, dated September 19, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, as Book Runner, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Syndication Agents, the lender parties thereto, Liberty Oilfield Services Holdings LLC, as Parent and Liberty Oilfield Services LLC and LOS Acquisition Co I LLC, each as a Borrower (1)

10.8
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (3)

10.9
Second Amendment and Parent Joinder to Credit Agreement, dated March 21, 2018, by and among Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (3)

10.10
Third Amendment to Credit Agreement, dated May 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, and Wells Fargo Bank, National Association as Administrative Agent, and the lenders signatory thereto (8)

10.11
Fourth Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (9)

10.12
Consent and Fifth Amendment to Credit Agreement, dated December 29, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (11)

10.13
Sixth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement, dated October 22, 2021, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New HoldCo LLC, R/C IV Non-U.S. LOS Corp, LOS Solar Acquisition LLC, Freedom Proppant LLC, LOS Kermit LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, ST9 Gas and Oil LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (12)

10.14
Increase Joinder and Seventh Amendment to Credit Agreement, dated July 18, 2022, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. (14)

10.15
Eighth Amendment to Credit Agreement, dated January 23, 2023, by and among Liberty Oilfield Services LLC, Liberty Energy Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Freedom Proppant LLC, LOS Kermit LLC, LOS Leasing Company LLC, LOS Cibolo RE Investments, LLC, LOS Odessa RE Investments, LLC, Proppant Express Solutions, LLC, ST9 Gas and Oil LLC, Well Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto. (17)

10.16	Joinder Agreement, dated December 31, 2021, by and among LOS Leasing Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (16)

10.17	Liberty Oilfield Services 401(k) Savings Plan (11)†

10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (4)†

10.19	Form of Restricted Stock Unit Grant Notice under the Long Term Incentive Plan (11)†

10.20	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (5)†

10.21	Form of Change in Control Agreement (6)†

10.22	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (8)

19.1	Insider Trading Policy *

21.1	List of subsidiaries of Liberty Energy Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

97	Compensation Recovery Policy *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 23, 2018.

(4)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(6)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

(7)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 27, 2020.

(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 3, 2020.

(9)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2020.

(10)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(11)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 24, 2021.

(12)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 28, 2021.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 22, 2022.

(15)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on April 25, 2022.

(16)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 22, 2022.

(17)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 26, 2023.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY INC. /s/ Christopher A. Wright
Date:	February 8, 2024	By:	Christopher A. Wright Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher A. Wright	Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2024
Christopher A. Wright

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 8, 2024
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer	February 8, 2024
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Simon Ayat	Director	February 8, 2024
Simon Ayat

/s/ Ken Babcock	Director	February 8, 2024
Ken Babcock

/s/ Peter A. Dea	Director	February 8, 2024
Peter A. Dea

/s/ William F. Kimble	Director	February 8, 2024
William F. Kimble

/s/ James R. McDonald	Director	February 8, 2024
James R. McDonald

/s/ Gale A. Norton	Director	February 8, 2024
Gale A. Norton

/s/ Audrey Robertson	Director	February 8, 2024
Audrey Robertson

/s/ Cary D. Steinbeck	Director	February 8, 2024
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
Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of Liberty Energy Inc.’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Energy Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Property and equipment — Determination of Impairment Indicators — Refer to Note 2 to the financial statements
Critical Audit Matter Description
As described in Note 2 to the consolidated financial statements, the Company assesses its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, referred to as triggering events. Possible indications of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, the Company evaluates its property and equipment for impairment by comparing undiscounted future cash flows expected to be generated over the life of the assets to the respective carrying amount. If the carrying amount of the assets exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the assets.
We identified the evaluation of property and equipment for impairment triggering events as a critical audit matter. The Company makes assumptions to evaluate property and equipment for possible indications of impairment. Changes in these assumptions could have a significant impact on the assets identified for further analysis. For the year ended December 31, 2023, the Company concluded that no triggering events had occurred, and no impairment was recognized.
Given the Company’s evaluation of possible indications of impairment of property and equipment requires management to make assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of property and equipment may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of property and equipment for possible indications of impairment included the following, among others:
•We tested the effectiveness of internal controls over financial reporting related to management’s evaluation of impairment. This included controls related to the Company’s process to identify and evaluate triggering events, including the consideration of forecasted to actual results and market conditions in determining whether a triggering event exists.
•We considered the completeness of management’s identification of impairment indicators by:
◦Considering industry and analysts reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management’s analysis.
◦Inspecting minutes of the board of directors and committees to understand if there were factors that would represent potential impairment indicators for property and equipment.
◦Developing an independent expectation of impairment indicators and compared such expectation to management’s analysis.
•We evaluated management’s determination of the property and equipment’s estimated useful life as well as any factors impacting the useful life, such as plans to sell and any relevant purchase and sales agreements for assets sold.
/s/ DELOITTE & TOUCHE LLP
Denver, CO
February 8, 2024
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Energy Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 8, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 8, 2024

LIBERTY ENERGY INC.
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(Dollars in thousands, except share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,784	$43,676
Accounts receivable, net of allowances for credit losses of $939 and $884, respectively	381,185	410,308
Accounts receivable—related party	17,345	—
Unbilled revenue (including amounts from related parties of $13,379 and $13,854, respectively)	188,940	175,704
Inventories	205,865	214,454
Prepaid and other current assets	124,135	112,531
Total current assets	954,254	956,673
Property and equipment, net	1,645,368	1,362,364
Finance lease right-of-use assets	182,319	41,771
Operating lease right-of-use assets	92,640	97,232
Other assets (including amounts from related parties of $14,785 and $11,799, respectively)	158,976	105,300
Deferred tax asset	—	12,592
Total assets	$3,033,557	$2,575,932
Liabilities and Equity
Current liabilities:
Accounts payable (including payables to related parties of $0 and $2,629, respectively)	$293,733	$326,818
Accrued liabilities (including amounts due to related parties of $0 and $730, respectively)	261,066	280,678
Income taxes payable	12,060	2,294
Current portion of payable pursuant to tax receivable agreements	5,170	—
Current portion of long-term debt, net of discount of $0 and $730, respectively	—	1,020
Current portion of finance lease liabilities	39,867	11,393
Current portion of operating lease liabilities	27,528	27,294
Total current liabilities	639,424	649,497
Long-term debt, net of discount of $0 and $540, respectively, less current portion	140,000	217,426
Deferred tax liability	102,340	1,044
Payable pursuant to tax receivable agreements	112,471	118,874
Noncurrent portion of finance lease liabilities	133,654	22,490
Noncurrent portion of operating lease liabilities	64,260	69,295
Total liabilities	1,192,149	1,078,626
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 166,610,199 issued and outstanding as of December 31, 2023 and 178,753,125 issued and outstanding as of December 31, 2022	1,666	1,788
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding as of December 31, 2023 and 250,222 issued and outstanding as of December 31, 2022	—	3
Additional paid in capital	1,093,498	1,266,097
Retained earnings	752,328	234,525
Accumulated other comprehensive loss	(6,084)	(7,396)
Total stockholders’ equity	1,841,408	1,495,017
Non-controlling interest	—	2,289
Total equity	1,841,408	1,497,306
Total liabilities and equity	$3,033,557	$2,575,932
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands, except per share data)

	2023	2022	2021
Revenue:
Revenue	$4,533,048	$4,000,780	$2,447,140
Revenue—related parties	214,880	148,448	23,642
Total revenue	4,747,928	4,149,228	2,470,782
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	3,349,370	3,149,036	2,249,926
General and administrative	221,406	180,040	123,406
Transaction, severance, and other costs	2,053	5,837	15,138
Depreciation, depletion, and amortization	421,514	323,028	262,757
(Gain) loss on disposal of assets, net	(6,994)	(4,603)	779
Total operating costs and expenses	3,987,349	3,653,338	2,652,006
Operating income (loss)	760,579	495,890	(181,224)
Other expense (income):
(Gain) loss on remeasurement of liability under tax receivable agreements	(1,817)	76,191	(19,039)
Gain on investments	—	(2,525)	—
Interest income—related party	(1,987)	—	—
Interest expense, net	29,493	22,715	15,603
Total other expense (income), net	25,689	96,381	(3,436)
Net income (loss) before income taxes	734,890	399,509	(177,788)
Income tax expense (benefit)	178,482	(793)	9,216
Net income (loss)	556,408	400,302	(187,004)
Less: Net income (loss) attributable to non-controlling interests	91	700	(7,760)
Net income (loss) attributable to Liberty Energy Inc. stockholders	$556,317	$399,602	$(179,244)

Net income (loss) attributable to Liberty Energy Inc. stockholders per common share:
Basic	$3.24	$2.17	$(1.03)
Diluted	$3.15	$2.11	$(1.03)
Weighted average common shares outstanding:
Basic	171,845	184,334	174,019
Diluted	176,360	189,349	174,019
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
Net income (loss)	$556,408	$400,302	$(187,004)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,313	(7,097)	(102)
Comprehensive income (loss)	$557,721	$393,205	$(187,106)
Comprehensive income (loss) attributable to non-controlling interest	92	693	(7,556)
Comprehensive income (loss) attributable to Liberty Energy Inc.	$557,629	$392,512	$(179,550)
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023 and 2022
(In thousands, except per share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	6,681	—	—	6,681	—	6,681
$0.22/share of Class A Common Stock dividend	—	—	—	—	—	(38,514)	—	(38,514)	—	(38,514)
Share repurchases	(13,706)	—	(137)	—	(202,940)	—	—	(203,077)	(23)	(203,100)
Excise tax on share repurchases	—	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Stock-based compensation expense	—	—	—	—	33,023	—	—	33,023	3	33,026
Vesting of restricted stock units	1,313	—	12	—	(11)	—	—	1	(1)	—
Tax withheld on vesting of restricted stock units	—	—	—	—	(9,634)	—	—	(9,634)	—	(9,634)
Currency translation adjustment	—	—	—	—	—	—	1,312	1,312	1	1,313
Net income	—	—	—	—	—	556,317	—	556,317	91	556,408
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408	$—	$1,841,408

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance - December 31, 2021	183,385	2,632	$1,834	$26	$1,367,642	$(155,954)	$(306)	$1,213,242	$17,197	$1,230,439
Exchange of Class B Common Stock for Class A Common Stock	2,382	(2,382)	23	(23)	16,495	—	—	16,495	(16,495)	—
Offering Costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Effect of exchange on deferred tax asset, net of liability under tax receivable agreements	—	—	—	—	3,757	—	—	3,757	—	3,757
Deferred tax impact of ownership changes from issuance of Class A Common Stock	—	—	—	—	(9,879)	—		(9,879)	—	(9,879)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(9,123)	—	(9,123)	—	(9,123)
$0.05/unit distributions to non-controlling unitholders	—	—	—	—	—	—	—	—	(13)	(13)
Other distributions and advance payments to non-controlling interest unitholders	—	—	—	—	—	—	—	—	920	920
Share repurchases	(8,186)	—	(81)	—	(125,134)	—	—	(125,215)	(98)	(125,313)
Stock-based compensation expense	—	—	—	—	23,003	—	—	23,003	105	23,108
Vesting of restricted stock units	1,172	—	12	—	8	—	—	20	(20)	—
Tax withheld on vesting of restricted stock units					(9,716)			(9,716)		(9,716)
Currency translation adjustment	—	—	—	—	—	—	(7,090)	(7,090)	(7)	(7,097)
Net income	—	—	—	—	—	399,602	—	399,602	700	400,302
Balance - December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306

See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$556,408	$400,302	$(187,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	421,514	323,028	262,757
(Gain) loss on disposal of assets, net	(6,994)	(4,603)	779
Stock-based compensation expense	33,026	23,108	19,946
Deferred income tax expense (benefit)	120,312	(12,472)	5,079
(Gain) loss on remeasurement of liability under tax receivable agreements	(1,817)	76,191	(19,039)
Other non-cash items, net	7,111	5,461	6,605
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	19,612	(166,605)	(90,142)
Accounts receivable and unbilled revenue—related party	(19,855)	(25,522)	—
Inventories	(114)	(84,989)	(24,612)
Other assets	(66,182)	(56,161)	(30,955)
Prepaid and other current assets—related party	—	—	24,708
Accounts payable and accrued liabilities	(45,133)	57,203	164,036
Accounts payable and accrued liabilities—related party	—	(1,864)	3,874
Initial payment of operating lease liability	(3,305)	(2,713)	(565)
Net cash provided by operating activities	1,014,583	530,364	135,467
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(603,298)	(451,905)	(198,794)
Investment in sand logistics	—	(7,415)	(13,106)
Investment in Tamboran Resources Ltd. and Oklo Inc. (2023) and Fervo Energy Company and Natron Energy, Inc. (2022)	(20,283)	(15,000)	—
Acquisition of Siren Energy, net of cash received	(75,656)	—	—
Proceeds from sales of assets	26,909	23,664	25,406
Net cash used in investing activities	(672,328)	(450,656)	(186,494)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	1,153,000	713,000	274,000
Repayments of borrowings on line-of-credit	(1,128,000)	(616,000)	(256,000)
Repayments of borrowings on term loan	(104,716)	(1,750)	(1,750)
Payments on finance lease obligations	(17,392)	(6,947)	(7,363)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(37,684)	(9,164)	(168)
Per unit distributions to non-controlling interest unitholders	—	(13)	—
Other distributions and advance payments to non-controlling interest unitholders	—	920	1,372
Share repurchases	(203,100)	(125,313)	—
Tax withholding on restricted stock units	(9,634)	(9,716)	(3,585)
Payment of equity issuance costs	(223)	(79)	(1,330)
Payments of debt issuance costs	(1,566)	(708)	(3,120)
Net cash (used in) provided by financing activities	(349,315)	(55,770)	2,056
Net (decrease) increase in cash and cash equivalents	(7,060)	23,938	(48,971)
Translation effect on cash	168	(260)	(9)
Cash and cash equivalents—beginning of period	43,676	19,998	68,978
Cash and cash equivalents—end of period	$36,784	$43,676	$19,998

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows (cont.)
For the Years Ended December 31, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
Supplemental disclosure of cash flow information:
Net cash paid (received) for income taxes	$66,685	$10,744	$(9,481)
Cash paid for interest	$26,651	$20,310	$13,268
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$99,165	$107,514	$57,475
Capital expenditures reclassified from prepaid and other current assets	$50,313	$14,922	$—
Equity issued in exchange for assets and liabilities	$—	$—	$91,089
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
Effective January 31, 2023, Liberty LLC was merged into the Company, with the Company surviving the merger (the “Merger”). In connection with the Merger, all outstanding shares of the Company’s Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”), were redeemed and exchanged for an equal number of shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”). The Company did not make any distributions or receive any proceeds in connection with this exchange. The Merger did not have a significant impact on the Company’s consolidated financial statements.
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, compressed natural gas delivery, data analytics, related goods (including our sand mine operations), and technologies that will facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
Basis of Presentation
The accompanying consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission.
The accompanying consolidated financial statements and related notes present the consolidated financial position of the Company and equity of the Company as of and for the years ended December 31, 2023 and 2022, and the results of operations and cash flows of the Company for the years ended December 31, 2023, 2022, and 2021.
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
Note 2—Significant Accounting Policies
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations, as amended by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, and ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, Fair Value Measurements, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
business is met. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note 3—Acquisitions.
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
Accounts Receivable
In accordance with Accounting Standards Updates ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. During the year ended December 31, 2023 the Company recorded a provision for credit losses of $0.8 million, related to certain customers’ expected inability to pay. The Company did not record an additional provision for credit losses during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded a provision for credit losses of $0.7 million, related to two customers’ inability to pay. Provisions for credit losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Refer to “Credit Risk” within Note 9—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation expense is recognized on property and equipment, excluding land, utilizing the straight-line method over the estimated useful lives, ranging from two to 30 years. The Company estimates salvage values that it does not depreciate.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Impairment of long-lived assets
Long-lived assets, such as property and equipment, right-of-use lease assets and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. The Company determined the lowest level of identifiable cash flows to be at the asset group, which is the aggregate of the Company’s hydraulic fracturing fleets that are in service. A long-lived asset is not recoverable if its carrying amount exceeds the sum of estimated undiscounted cash flows expected to result from the use and eventual disposition. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value, such that its carrying amount is adjusted to its estimated fair value, with an offsetting charge to impairment expense.
The Company measures the fair value of its long-lived assets using the discounted cash flow method. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, selling, general and administrative rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.
Goodwill
Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets required. Goodwill is not amortized, but instead tested for impairment at least annually, June 30, or more frequently if events and circumstances indicate that the asset might be impaired. In testing goodwill for impairment, the Company performs a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that an impairment is more likely than not, then the Company performs the one-step quantitative impairment test by determining the fair value of the reporting unit. The fair value of the reporting unit is determined using either the income approach by utilizing estimated discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of a reporting unit exceeds the fair value, an impairment loss is recognized in the current period in an amount equal to the excess.
For purposes of assessing goodwill, the Company has one reporting unit. No goodwill impairment was identified during the years ended December 31, 2023 and 2022.
Leases
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
Additionally, the Company is a lessor in several operating leases in which the lease equipment is carried at amortized cost. Depreciation expense is recorded on a straight-line basis over its useful life to the estimated residual value. The lessee may not purchase the leased equipment and must return such equipment by the lease’s scheduled maturity date.
Income Taxes
Deferred income taxes are computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the deferred tax asset or liability are expected to reverse. The Company classifies all deferred tax assets and liabilities as non-current. The Company records Global Intangible Low-Tax Income inclusion as a current period expense.
The Company evaluates its deferred tax assets quarterly and considers both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. On December 31, 2022, in accordance with ASC 740, the objective positive evidence of entering into a three-year cumulative pre-tax book income position, along with considering all available positive and negative evidence resulted in the release of the previously recorded

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
valuation allowance against the Company’s U.S. net deferred tax assets. On December 31, 2023, the Company continues to not record a valuation allowance against the Company’s deferred tax assets.
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
Share Repurchases
The Company accounts for the purchase price of repurchased Class A Common Stock in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as an reduction to retained earnings. All Class A Common Stock shares repurchased to date have been retired upon repurchase.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. Therefore, the Company combines the lease and service component for certain of the Company’s service contracts and continues to account for the combined component under ASC Topic 606, Revenue from Contracts with Customers.
Transaction, Severance and Other Costs
During 2023, the Company incurred transaction and integration related costs in connection with the Siren Acquisition (as defined below). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred.
During 2022 and 2021, the Company incurred transaction and integration related costs in connection with the PropX Acquisition (as defined below). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred.
Additionally, during 2021, the Company incurred transaction and integration related costs in connection with other prior period acquisitions.
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
Recently Adopted Accounting Standards
Business Combinations: Accounting for Contract Assets and Contract Liabilities
In October 2021, the Federal Accounting Standards Board (the “FASB”) issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that the acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this guidance effective December 15, 2022, and the adoption did not have a material impact on the accompanying consolidated financial statements.
Recently Issued Accounting Standards
Income Taxes: Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of this ASU on the Company’s financial statements but does not expect it will have a material impact.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to current period financial statement presentation. In the accompanying consolidated balance sheets $2.3 million was reclassified from accrued liabilities to income taxes payable and $3.9 million was reclassified from deferred revenue to accrued liabilities, additionally changes in deferred revenue were reclassified to changes in accounts payable and accrued liabilities in the accompanying consolidated statements of cash flows.
In the accompanying consolidated statements of operations amounts were reclassified from interest income to interest expense, net.
In the accompanying consolidated statement of cash flows amounts in the prior period financial statements have been reclassified from amortization of debt issuance costs, inventory write-down, non-cash lease expense, provision for credit-losses, and other non-cash expense, net to other non-cash items, net.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 3—Acquisitions
Siren Acquisition
On April 6, 2023, the Company completed the acquisition of a Permian focused integrated natural gas compression and compressed natural gas delivery business, Siren Energy & Logistics, LLC, for cash consideration of $75.7 million, after post closing adjustments and net of cash received, (the “Siren Acquisition”). The Siren Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the Siren Acquisition, the Company recorded goodwill of $42.0 million, property and equipment of $34.9 million, net working capital of $2.5 million, deferred revenue of $5.2 million, and other assets of $1.8 million. Goodwill is recorded in other assets in the accompanying consolidated balance sheets. Due to the immateriality of the Siren Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
In accordance with ASC Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. As the Siren Acquisition closed on April 6, 2023, the Company completed the purchase price allocation during the year ended December 31, 2023.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements

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
The Company’s consolidated statements of operations for the year ended December 31, 2021 includes 66 days of PropX operations as the PropX Acquisition closed on October 26, 2021. The Company does not present pro forma financial information for the periods prior to the PropX Acquisition as such information, after elimination of PropX’s historical transactions with the Company, is not materially different than the results presented in the accompanying Consolidated Statements of Operations for year ended December 31, 2021.
Note 4—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2023	2022
Proppants	$17,124	$31,350
Chemicals	16,896	32,392
Maintenance parts and other	171,845	150,712
	$205,865	$214,454
During the year ended December 31, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $5.8 million. During the year ended December 31, 2022, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.7 million. Both are included as a component in cost of services in the consolidated statements of operations. The Company did not record any write-down to the inventory carrying value during the year ended December 31, 2021.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2023	2022
($ in thousands)
Land	N/A	$29,384	$29,276
Field services equipment	2-10	2,520,336	1,925,848
Vehicles	4-7	63,423	62,683
Lease equipment	10	138,781	106,087
Buildings and facilities	5-30	149,876	135,281
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	11,836	9,504
		2,990,459	2,345,502
Less accumulated depreciation and depletion		(1,501,685)	(1,141,656)
		1,488,774	1,203,846
Construction in-progress	N/A	156,594	158,518
Property and equipment, net		$1,645,368	$1,362,364
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $387.8 million, $302.3 million, and $243.0 million, respectively. Depletion expense for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $1.2 million, and $1.2 million, respectively.
As of December 31, 2023 and December 31, 2022, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of December 31, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the year ended December 31, 2023.
Additionally, as of December 31, 2022, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meets the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying consolidated balance sheet. The Company estimates that the carrying value of the assets were greater than the fair value less the estimated costs to sell, and therefore recorded a $1.0 million loss during the year ended December 31, 2022, included as a component of gain on disposal of assets, net in the accompanying consolidated statements of operations.
One of the properties classified as held for sale as of December 31, 2022, was sold during the year ended December 31, 2023, resulting in a nominal loss included as a component of (gain) loss on disposal of assets, net in the accompanying consolidated statements of income.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The components of lease expense for the years ended as of December 31, 2023, and 2022 were as follows:

($ in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$19,040	$5,827
Interest on lease liabilities	6,060	1,707
Operating lease cost	40,275	43,214
Variable lease cost	5,116	4,801
Short-term lease cost	7,717	6,931
Total lease cost, net	$78,208	$62,480
Supplemental cash flow and other information related to leases for the years ended December 31, 2023 and 2022 were as follows:

($ in thousands)	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating leases	$41,143	$42,108
Finance leases	23,463	10,889
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	31,449	25,862
Finance leases	160,546	25,888
During the year ended December 31, 2023, the Company did not amend any operating leases. During the year ended December 31, 2022, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified to finance leases. In connection with the amendments, the Company recognized finance lease right-of-use assets of $3.5 million and liabilities of $3.5 million. Additionally, the Company wrote-off operating lease right-of-use assets of $0.2 million and liabilities of $0.1 million. There was no gain or loss recognized as a result of these amendments.
Lease terms and discount rates as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	4.3 years	4.8 years
Finance leases	3.3 years	3.1 years
Weighted-average discount rate:
Operating leases	6.0%	4.6%
Finance leases	8.0%	8.2%

Future minimum lease commitments as of December 31, 2023 are as follows:

($ in thousands)	Finance	Operating
2024	$51,059	$31,490
2025	51,103	29,520
2026	53,139	18,718
2027	27,545	8,677
2028	19,816	2,485
Thereafter	—	12,569
Total lease payments	202,662	103,459
Less imputed interest	29,141	11,671
Total	$173,521	$91,788
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2023 is $14.6 million; the payment is not probable and

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of December 31, 2023 and 2022 were as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Equipment leased to others - at original cost	$138,781	$106,087
Less: Accumulated depreciation	(25,819)	(11,408)
Equipment leased to others - net	$112,962	$94,679
Future payments receivable for operating leases as of December 31, 2023 are as follows:

($ in thousands)
2024	$9,893
2025	5,412
2026	1,919
2027	—
2028	—
Thereafter	—
Total	$17,224
Revenues from operating leases for the years ended December 31, 2023 and 2022 were $36.6 million and $25.5 million, respectively.
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	December 31, 2023	December 31, 2022
Accrued vendor invoices	$99,620	$119,801
Operations accruals	61,150	72,348
Accrued benefits and other	100,296	88,529
	$261,066	$280,678

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 8—Debt
Debt consists of the following:

	December 31,
	2023	2022
Term Loan Outstanding	$—	$104,716
Revolving Line of Credit	140,000	115,000
Deferred financing costs and original issue discount	—	(1,270)
Total debt, net of deferred financing costs and original issue discount	$140,000	$218,446
Current portion of long-term debt, net of discount	$—	$1,020
Long-term debt, net of discount and current portion	140,000	217,426
	$140,000	$218,446
On September 19, 2017, the Company entered into two credit agreements, (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
Effective January 23, 2023, the Company entered into an Eighth Amendment to the ABL Facility (the “Eighth ABL Amendment”). The Eighth ABL Amendment amends certain terms, provisions and covenants of the ABL Facility, including, among other things: (i) increasing the maximum revolver amount from $425.0 million to $525.0 million (the “Upsized Revolver”); (ii) increasing the amount of the accordion feature from $75.0 million to $100.0 million; (iii) extending the maturity date from October 22, 2026 to January 23, 2028; (iv) modifying the dollar amounts of various credit facility triggers and tests proportionally to the Upsized Revolver; (v) permitting repayment under the Term Loan Facility prior to February 10, 2023; and (vi) increasing certain indebtedness, intercompany advance, and investment baskets. The Eighth ABL Amendment included an agreement from the Wells Fargo Bank, National Association, as administrative agent, to release its second priority liens and security interests on all collateral that served as first priority collateral under the Term Loan Facility, which was completed during the three months ended June 30, 2023.
Additionally, on January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and terminate the Term Loan Facility. The amount paid included the balance of the Term Loan Facility at pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium. Additionally, there were $0.2 million in administrative and lender legal fees incurred in connection with the pay off.
The weighted average interest rate on all borrowings outstanding as of December 31, 2023 and December 31, 2022 was 7.6% and 9.0%, respectively.
Term Loan Facility
The Term Loan Facility provided for a $175.0 million term loan. In connection with the Eighth ABL Amendment and payoff of the Term Loan Facility, on January 23, 2023, the Company terminated the Term Loan Facility. See above for further discussion.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2023, the borrowing base was calculated to be $420.3 million, and the Company had $140.0 million outstanding in addition to letters of credit in the amount of $2.6 million, with $277.7 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of December 31, 2023 incurred interest at a weighted average rate of 7.6%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, as parent guarantor.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
ABL Facility credit agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.
The Company was in compliance with these covenants as of December 31, 2023.
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2024	$—
2025	—
2026	—
2027	—
2028	140,000
$140,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2023 and 2022.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying consolidated balance sheets approximated or equaled their fair values on December 31, 2023 and 2022.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on December 31, 2023 and 2022, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on December 31, 2023 and 2022, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on December 31, 2023 and 2022, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the Siren Acquisition and PropX Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 3—Acquisitions.
As of December 31, 2023, the Company recorded $0.7 million of land and $0.8 million of buildings of one property that met the held for sale criteria, to assets held for sale at a total fair value of $0.8 million, which are included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company estimated the fair value of the property based on a communicated selling price for one property, which is a Level 3 input. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the year ended December 31, 2023.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
As of December 31, 2022, the Company recorded $1.1 million of land and $6.2 million of buildings of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $6.3 million, which are included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company estimated that the carrying value of the assets were greater than the fair value less the estimated costs to sell, and therefore recorded a $1.0 million loss during the year ended December 31, 2022, included as a component of gain on disposal of assets, net in the accompanying consolidated statements of operations.
Other assets measured at fair value on a nonrecurring basis consist of notes receivable—related party from the Affiliate, as defined and described in Note 14—Related Party Transactions. The note was initially recorded for the trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined in Note 14—Related Party Transactions. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. These notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon unobservable inputs. As of December 31, 2023 and 2022, notes receivable—related party from the Affiliate totaled $14.8 million and $11.8 million, respectively.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2023 and 2022, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated financial statements. No such measurements were required as of December 31, 2023 and 2022 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalents balance on deposit with financial institutions total $36.8 million and $43.7 million as of December 31, 2023 and 2022, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
During the year ended December 31, 2023, no customers accounted for 10% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2022, customer A accounted for 11.0%, of total consolidated accounts receivable and unbilled revenue. During the years ended December 31, 2023, 2022, and 2021, no customers accounted for 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of December 31, 2023, the Company had $0.9 million in allowance for credit losses and recorded a provision related to certain customers’ expected inability to pay. As of December 31, 2022, the Company had $0.9 million in allowance for credit losses. As of December 31, 2021, the Company had $0.9 million in allowance for credit losses and recorded a provision related to two entities inability to pay.
The Company applies historic loss factors to its receivable portfolio segments that are not expected to be further impacted by current economic developments, and an additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. While the Company has not experienced significant credit losses in the past and has not seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which unforeseen events may affect the ability of its customers to timely pay receivables when due.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

($ in thousands)	2023	2022	2021
Allowance for credit losses, beginning of year	$884	$884	$773
Credit losses:
Current period provision	808	—	745
Amounts written off, net of recoveries	(753)	—	(634)
Allowance for credit losses, end of year	$939	$884	$884
Note 10—Equity
Preferred Stock
As of December 31, 2023 and 2022, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 166,610,199 and 178,753,125 shares of Class A Common Stock outstanding as of December 31, 2023 and 2022, respectively, none of which were restricted. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had a total of 0 and 250,222 shares of Class B Common Stock outstanding as of December 31, 2023 and 2022, respectively. Effective January 31, 2023, in connection with the Merger, all outstanding shares of the Class B Common Stock were redeemed and exchanged, with no shares remaining outstanding as of December 31, 2023.
Long Term Incentive Plan
On January 11, 2018, the Company adopted the Long Term Incentive Plan (“LTIP”) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Company’s board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transaction or changes of capitalization in accordance with the LTIP, 12,908,734 shares of Class A Common Stock were initially reserved for issuance pursuant to awards under the LTIP. Class A Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	2,985,727	$12.15
Granted	1,599,151	14.93
Vested	(1,466,822)	11.56
Forfeited	(132,838)	12.84
Outstanding at December 31, 2023	2,985,218	$13.90

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting schedule, subject to a performance target compared to an index of competitors’ results over the three-year period as designated in the award. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2022	1,390,588	$11.87
Granted	341,928	15.64
Vested	(392,948)	9.62
Forfeited	—	—
Outstanding at December 31, 2023	1,339,568	$13.49
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock-based compensation expense of $33.0 million, $23.1 million, and $19.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. There was approximately $33.9 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On October 18, 2022, the Company’s Board of Directors (the “Board”) reinstated quarterly dividends after they were suspended on April 2, 2020.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023, June 20, 2023, and September 20, 2023 to stockholders of record as of March 6, 2023, June 6, 2023, and September 6, 2023, respectively. Additionally, the Company paid cash dividends of $0.07 per share of Class A Common Stock on December 20, 2023 to stockholders of record as of December 6, 2023. During the year ended December 31, 2023, dividend payments totaled $37.5 million.
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
Additionally, the Company paid an accrued dividend equivalent upon vesting for the RSUs and PSUs with a 2023 vesting date, which totaled $0.2 million for the year ended December 31, 2023. As of December 31, 2023 and 2022, the Company had $1.0 million and $0.2 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through and including July 31, 2024. On January 24, 2023, the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024 the Board authorized and the Company announced an increase to the share repurchase program that increased the Company’s cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through the duration of the share repurchase program.
During the year ended December 31, 2023, the Company repurchased and retired 13,705,622 shares of Class A Common Stock for $203.1 million or $14.82 average price per share including commissions, under the share repurchase program.
As of December 31, 2023, $171.9 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
During the year ended December 31, 2022, the Company repurchased and retired 8,185,890 shares of Class A Common Stock for $125.3 million or $15.31 average price per share including commissions, under the share repurchase program.
During the year ended December 31, 2021, under the prior share repurchase program, no shares were repurchased and retired under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (“IRA”), the Company accrued stock repurchase excise tax of $1.9 million for the year ended December 31, 2023.
Note 11—Net Income per Share
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

(In thousands, except per share data)	Year Ended December 31, 2023	Year Ended December 31, 2022
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$556,317	$399,602
Denominator:
Basic weighted average common shares outstanding	171,845	184,334
Basic net income per share attributable to Liberty Energy Inc. stockholders	$3.24	$2.17
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$556,317	$399,602
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	73	716
Diluted net income attributable to Liberty Energy Inc. stockholders	$556,390	$400,318
Denominator:
Basic weighted average shares outstanding	171,845	184,334
Effect of dilutive securities:
Restricted stock units	4,494	4,262
Class B Common Stock	21	753
Diluted weighted average shares outstanding	176,360	189,349
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$3.15	$2.11
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
Effective January 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC, with the Company remaining as the surviving entity. Liberty LLC filed a final tax return during the 2023 calendar year.
As of December 31, 2023, tax reporting by the Company for the years ended December 31, 2020, 2021, 2022, and the short period ended January 31, 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended before December 31, 2019.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The components of the Company’s income (loss) from continuing operations before income taxes on which the provision for income taxes was computed consisted of the following:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
United States	$668,338	$375,758	$(191,774)
Foreign	66,552	23,751	13,986
Total	$734,890	$399,509	$(177,788)
The components of the provision for incomes taxes from continuing operations are summarized as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Current:
Federal	$36,319	$4,679	$—
State	4,662	2,579	29
Foreign	17,189	4,421	4,108
Total Current	$58,170	$11,679	$4,137

Deferred:
Federal	$109,399	$(12,967)	$6,125
State	11,913	(1,182)	(439)
Foreign	(1,000)	1,677	(607)
Total Deferred	$120,312	$(12,472)	$5,079
Income tax expense (benefit)	$178,482	$(793)	$9,216
Income tax expense (benefit) attributable to net income (loss) before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% to pre-tax income as a result of the following:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Computed tax expense (benefit) at the statutory rate	$154,327	$83,897	$(37,336)
Increase (decrease) in tax expense resulting from:
State and local income tax expense (benefit), net	15,745	10,224	(5,204)
Non-controlling interest	(19)	(151)	1,565
Effect of foreign tax rates	1,818	697	478
Stock-based compensation	(239)	(2,724)	(535)
Change in valuation allowance	—	(91,336)	50,111
Other TRA adjustment	(248)	(2,763)	—
Nondeductible executive compensation	6,514	—	—
U.S. impact of foreign earnings	—	315	—
Other, net	584	1,048	137
Total income tax expense (benefit)	$178,482	$(793)	$9,216
The effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 24.3%, (0.2)%, and (5.2)%, respectively.
The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Federal net operating losses	$—	$25,570
State net operating losses	1,286	5,762
Realized tax benefit - TRAs	87,260	99,153
Intangibles	22,825	576
Lease liabilities	51,504	—
Property and equipment	—	4,638
Stock-based compensation	4,279	—
Inventory	3,361	—
Other	5,133	450
Total deferred tax assets	175,648	136,149
Less valuation allowance	—	—
Net deferred tax assets	175,648	136,149

Deferred tax liabilities:
Investment in Liberty LLC	$—	$(121,861)
Property and equipment	(221,337)	—
Lease assets	(55,801)	—
Other	(850)	(2,740)
Total deferred tax liabilities	(277,988)	(124,601)

Net deferred tax (liability) asset	$(102,340)	$11,548
During the year ended December 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC with the Company remaining as the surviving entity. As a result of this change, the Company no longer has a deferred tax liability for the difference between the book value and the tax value of the Company’s investment in Liberty LLC and the associated net deferred tax liability balances have been allocated to the deferred tax asset and liability line items above. Significant deferred tax assets include the step up in basis of depreciable assets under Section 754 (“Section 754”) of the Internal Revenue Code of 1986, as amended and deferred tax liabilities related to property and equipment.
As of December 31, 2023, the Company has utilized all U.S. federal net operating loss carryforwards and has $1.3 million state net operating loss carryforwards that will not expire in the foreseeable future.
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2023. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize applicable interest and penalties related to income tax matters in income tax expense.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
At December 31, 2023, the Company’s liability under the TRAs was $117.7 million of which $5.2 million is recorded as a current liability and $112.5 million is recorded as a component of long-term liabilities. The Company recorded a gain on remeasurement of the liabilities subject to the TRA of $1.8 million recorded as part of continuing operations in the current year.
At December 31, 2022, the Company’s liability under the TRAs was $118.9 million, all of which was recorded as a component of long-term liabilities, and the related deferred tax assets totaled $99.9 million. Upon the release of the valuation allowance, the Company recorded a loss on remeasurement of the liabilities subject to the TRA of $76.2 million recorded as part of continuing operations in the prior year.
During the year ended December 31, 2023, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $0.6 million in amounts payable under the TRAs, and a net increase of $0.7 million in deferred tax assets, all of which were recorded through equity. The Company did not make any TRA payments during the year ended December 31, 2023. On January 31, 2023, the Company recorded an increase of $6.6 million of deferred tax assets for the impact of the adopted plan of merger for Liberty LLC into the Company, all of which was recorded through equity.
During the year ended December 31, 2022, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in an increase of $5.1 million in amounts payable under the TRAs, and a net increase of $6.0 million in deferred tax assets, all of which were recorded through equity. The Company did not make any TRA payments during the year ended December 31, 2022.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contribution at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $32.9 million, $25.8 million, and $19.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 14—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) in exchange for the issuance of shares of the Company’s Class A Common Stock amongst other consideration. During the year ended December 31, 2023, the Company repurchased and retired 3,000,000 shares of Class A Common Stock for $45.0 million or $15.00 average price per share from Schlumberger, under the share repurchase program. Effective January 31, 2023, after the repurchase and retirement, Schlumberger owns no shares of Class A Common Stock of the Company and no longer qualifies as a related party.
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
Within the normal course of business, the Company purchases chemicals, proppant and other equipment and maintenance parts from Schlumberger and its subsidiaries. During the period from January 1, 2023 until January 31, 2023, total purchases from Schlumberger were approximately $1.7 million. During the years ended December 31, 2022 and 2021, total purchases from Schlumberger were approximately $21.7 million and $28.2 million, respectively. As of December 31, 2022 amounts due to Schlumberger were $2.6 million and $0.7 million included in accounts payable and accrued liabilities, respectively, in the consolidated balance sheets.
During 2021, a subsidiary of the Company and Schlumberger entered into a property swap agreement under which the Company exchanged with Schlumberger a property and $4.9 million in cash for a separate property that the Company will utilize with its existing operations. The Company did not recognize any gain or loss on the transaction. In separate transactions, the Company has sold equipment to Schlumberger including $0.1 million and $1.3 million during the years ended December 31, 2022 and 2021, respectively. The Company recognized a gain on the sale of equipment of $0.0 million and $0.9 million, respectively.
Franklin Mountain Energy, LLC
A member of the board of directors of the Company, Audrey Robertson, serves as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the years ended December 31, 2023, 2022 and 2021, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $176.1 million, $131.8 million, and $20.5 million, respectively.
Amounts included in unbilled revenue from Franklin Mountain as of December 31, 2023 and 2022, were $13.4 million and $13.9 million, respectively. There were $12.1 million and $0.0 million in receivables from Franklin Mountain as of December 31, 2023 and 2022, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) has certain common ownership and management with the Company. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the years ended December 31, 2023, 2022 and 2021, were $38.8 million, $16.7 million and $2.8 million, respectively. Amounts included in unbilled revenue and accounts receivable—related party from the Affiliate as of December 31, 2023 were $0.0 million and $5.2 million, respectively. There were no amounts included in unbilled revenue and accounts receivable—related party from the Affiliate as of December 31, 2022.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to extend the due dates to April 1, 2024. Additionally, on August 15, 2023, the agreement was further amended in order to extend the due dates for certain invoices to January 1, 2025. Amounts outstanding from the Affiliate, under such agreement, as of December 31, 2023 and 2022 were $14.8 million and

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
$11.8 million, respectively, included in other assets in the consolidated balance sheets. Any receivable amount outstanding at the end of each month is subject to interest through the end of the agreement.
During the years ended December 31, 2023, 2022 and 2021, interest income from the Affiliate was $2.0 million, $0.0 million, and $0.0 million, respectively.
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
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of December 31, 2023 and 2022, the agreements provide pricing and committed supply sources for the Company to purchase 1,854,000 tons and 2,915,172 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2024.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
2024	$143,884
2025	12,960
2026	—
2027	—
2028	—
Thereafter	—
$156,844
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $25.2 million and $5.4 million for the years ended December 31, 2024 and December 31, 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the year ending December 31, 2023 are $3.2 million of payments expected to be made in the first quarter of 2024 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters individually or in the aggregate will have a material adverse effect on its financial position or results of operations.
Note 16—Subsequent Events
On January 23, 2024, the Company’s board of directors approved a quarterly dividend of $0.07 per share of Class A Common Stock to be paid on March 20, 2024 to holders of record as of March 6, 2024.
Additionally, on January 23, 2024, the Company’s board of directors authorized an increase of the share repurchase program that allows the Company to repurchase an additional $250.0 million for a total up to $750.0 million of the Company’s Class A Common Stock and extended the authorization through July 31, 2026.
No other significant subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements and notes thereto.