Form 10-Q
period 2024-03-31
Liberty Energy Inc.
filed 2024-04-18
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 15, 2024, the Registrant had 166,651,693 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report for the year ended December 31, 2023, this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,788	$36,784
Accounts receivable, net of allowances for credit losses of $939 and $939, respectively	429,819	381,185
Accounts receivable—related party	—	17,345
Unbilled revenue (including amounts from related parties of $51 and $13,379, respectively)	219,389	188,940
Inventories	210,060	205,865
Prepaid and other current assets	94,952	124,135
Total current assets	978,008	954,254
Property and equipment, net	1,694,232	1,645,368
Finance lease right-of-use assets	195,955	182,319
Operating lease right-of-use assets	88,485	92,640
Other assets (including amounts from related parties of $0 and $14,785, respectively)	140,939	158,976
Total assets	$3,097,619	$3,033,557
Liabilities and Equity
Current liabilities:
Accounts payable	$315,998	$293,733
Accrued liabilities	234,895	261,066
Income taxes payable	—	12,060
Current portion of payable pursuant to tax receivable agreements	37,444	5,170
Current portion of finance lease liabilities	46,146	39,867
Current portion of operating lease liabilities	27,882	27,528
Total current liabilities	662,365	639,424
Long-term debt	166,000	140,000
Deferred tax liability	102,340	102,340
Payable pursuant to tax receivable agreements	75,027	112,471
Noncurrent portion of finance lease liabilities	147,578	133,654
Noncurrent portion of operating lease liabilities	59,825	64,260
Total liabilities	1,213,135	1,192,149
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 165,201,928 issued and outstanding as of March 31, 2024 and 166,610,199 issued and outstanding as of December 31, 2023	1,652	1,666
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	1,070,383	1,093,498
Retained earnings	822,256	752,328
Accumulated other comprehensive loss	(9,807)	(6,084)
Total stockholders’ equity	1,884,484	1,841,408
Total liabilities and equity	$3,097,619	$3,033,557
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Revenue	$1,050,558	$1,232,320
Revenue—related parties	22,567	29,757
Total revenue	1,073,125	1,262,077
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	782,680	888,416
General and administrative	52,986	53,036
Transaction, severance, and other costs	—	617
Depreciation, depletion, and amortization	123,186	94,401
(Gain) loss on disposal of assets	(1,160)	487
Total operating costs and expenses	957,692	1,036,957
Operating income	115,433	225,120
Other expense:
Interest income—related party	(478)	(373)
Interest expense, net	7,541	8,264
Total other expense, net	7,063	7,891
Net income before income taxes	108,370	217,229
Income tax expense	26,478	54,483
Net income	81,892	162,746
Less: Net income attributable to non-controlling interests	—	91
Net income attributable to Liberty Energy Inc. stockholders	$81,892	$162,655

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.49	$0.92
Diluted	$0.48	$0.90
Weighted average common shares outstanding:
Basic	166,325	176,569
Diluted	171,441	181,088
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$81,892	$162,746
Other comprehensive (loss)
Foreign currency translation	(3,723)	(470)
Comprehensive income	$78,169	$162,276
Comprehensive income attributable to non-controlling interest	—	92
Comprehensive income attributable to Liberty Energy Inc.	$78,169	$162,184
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,964)	—	(11,964)
Share repurchases	(1,480)	—	(15)	—	(30,152)	—	—	(30,167)
Excise tax on share repurchases	—	—	—	—	(289)	—	—	(289)
Stock-based compensation expense	—	—	—	—	7,327	—	—	7,327
Vesting of restricted stock units	72	—	1	—	(1)	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(3,723)	(3,723)
Net income	—	—	—	—	—	81,892	—	81,892
Balance—March 31, 2024	165,202	—	$1,652	$—	$1,070,383	$822,256	$(9,807)	$1,884,484

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	7,885	—	—	7,885	—	7,885
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(9,116)	—	(9,116)	—	(9,116)
Share repurchases	(5,167)	—	(52)	—	(74,573)	—	—	(74,625)	(23)	(74,648)
Excise tax on share repurchases	—	—	—	—	(539)	—	—	(539)	—	(539)
Stock-based compensation expense	—	—	—	—	7,175	—	—	7,175	3	7,178
Vesting of restricted stock units	109	—	—	—	1	—	—	1	(1)	—
Currency translation adjustment	—	—	—	—	—	—	(471)	(471)	1	(470)
Net income	—	—	—	—	—	162,655	—	162,655	91	162,746
Balance—March 31, 2023	173,945	—	$1,739	$—	$1,208,183	$388,064	$(7,867)	$1,590,119	$—	$1,590,119
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$81,892	$162,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	123,186	94,401
(Gain) loss on disposal of assets	(1,160)	487
Stock-based compensation expense	7,327	7,178
Other non-cash items, net	519	2,037
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(93,580)	(136,514)
Accounts receivable and unbilled revenue—related party	45,456	(11,458)
Inventories	(4,604)	17,790
Prepaid and other assets	16,350	(14,917)
Accounts payable and accrued liabilities	(15,583)	82,438
Initial payment of operating lease liability	(407)	(249)
Net cash provided by operating activities	159,396	203,939
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(144,986)	(133,138)
Proceeds from sale of assets	2,993	3,484
Net cash used in investing activities	(141,993)	(129,654)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	573,000	242,000
Repayments on borrowings on line-of-credit	(547,000)	(147,000)
Repayments of borrowings on term loan	—	(104,716)
Payments on finance lease obligations	(9,254)	(2,165)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(11,642)	(8,777)
Payments of payables pursuant to tax receivable agreements	(5,170)	—
Share repurchases	(30,167)	(74,648)
Payments of equity issuance costs	—	(223)
Payments of debt issuance costs	—	(1,566)
Net cash used in financing activities	(30,233)	(97,095)
Net decrease in cash and cash equivalents before translation effect	(12,830)	(22,810)
Translation effect on cash	(166)	10
Cash and cash equivalents—beginning of period	36,784	43,676
Cash and cash equivalents—end of period	$23,788	$20,876

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Net cash paid (received) for income taxes	$16,694	$(3,473)
Cash paid for interest	$7,450	$5,765
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$97,993	$126,847
Capital expenditures reclassified from prepaid and other current assets	$18,291	$8,060
Capital expenditures reclassified from finance lease right-of-use assets	$6,894	$—
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
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2024 and December 31, 2023, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2024 and 2023. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2024. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. The Company’s operations are organized into a single reportable segment, which consists of hydraulic fracturing and related goods and services.
Note 2—Significant Accounting Policies
Recently Issued Accounting Standards
Segment Reporting: Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Although the Company has only one reportable segment, the Company is currently assessing the impact of this ASU on the Company’s financial statements.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Siren Acquisition
On April 6, 2023, the Company completed the acquisition of a Permian focused integrated natural gas compression and compressed natural gas delivery business, Siren Energy & Logistics, LLC, for cash consideration of $75.7 million, after post-closing adjustments and net of cash received, (the “Siren Acquisition”). The Siren Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the Siren Acquisition, the Company recorded goodwill of $42.0 million, property and equipment of $34.9 million, net working capital of $2.5 million, deferred revenue of $5.2 million, and other assets of $1.8 million. Goodwill is recorded in other assets and deferred revenue is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. Due to the immateriality of the Siren Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to current period financial statement presentation. The Company combined amounts previously presented within “Effect of exchange on deferred tax asset, net of liability under tax receivable agreements” and “Deferred tax impact of ownership changes from issuance of Class A Common Stock” into “Deferred tax and tax receivable agreements impact of the Liberty LLC merger into the Company” in the accompanying unaudited condensed consolidated statements of changes in equity.
In the accompanying consolidated statement of cash flows, amounts in the prior period financial statements have been reclassified from “Amortization of debt issuance costs” and “Non-cash lease expense” into “Other non-cash items, net”. Additionally, amounts in the prior period financial statements have been reclassified from “Deferred revenue” into “Accounts payable and accrued liabilities”.
These reclassifications had no effect on the previously reported net income or loss.
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2024	2023
Proppants	$14,271	$17,124
Chemicals	16,840	16,896
Maintenance parts and other	178,949	171,845
	$210,060	$205,865
During the three months ended March 31, 2024, the Company did not record any write-downs to inventory carrying values. During the year ended December 31, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $5.8 million during the year ended December 31, 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2024	2023
Land	N/A	$28,784	$29,384
Field services equipment	2-10	2,644,577	2,520,336
Vehicles	4-7	66,340	63,423
Lease equipment	10	141,932	138,781
Buildings and facilities	5-30	149,992	149,876
Mineral reserves	>25	76,823	76,823
Office equipment and furniture	2-7	12,093	11,836
		3,120,541	2,990,459
Less accumulated depreciation and depletion		(1,610,349)	(1,501,685)
		1,510,192	1,488,774
Construction in-progress	N/A	184,040	156,594
Property and equipment, net		$1,694,232	$1,645,368
During the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense of $110.9 million and $88.4 million, respectively. Depletion expense for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.3 million, respectively.
As of March 31, 2024 and December 31, 2023, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of March 31, 2024, the Company classified $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meet the held for sale criteria, as assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is less than the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the three months ended March 31, 2024.
As of December 31, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that it intends to sell within one year, and that meet the held for sale criteria, as assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet.
As of March 31, 2023, the Company classified $1.1 million of land and $6.2 million of buildings, net of accumulated depreciation, of two properties as assets held for sale. The Company estimated that carrying value of the assets was equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$8,911	$2,236
Interest on lease liabilities	3,373	694
Operating lease cost	9,035	10,574
Variable lease cost	1,767	1,246
Short-term lease cost	1,022	2,051
Total lease cost, net	$24,108	$16,801
Supplemental cash flow and other information related to leases for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,055	$9,877
Finance leases	12,627	2,936
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,242	4,562
Finance leases	30,138	2,789
Lease terms and discount rates as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	4.2 years	4.3 years
Finance leases	3.3 years	3.3 years
Weighted-average discount rate:
Operating leases	6.1%	6.0%
Finance leases	7.9%	8.0%
Future minimum lease commitments as of March 31, 2024 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2024	$43,633	$24,083
2025	58,721	30,609
2026	60,803	19,423
2027	31,915	9,538
2028	23,539	2,574
Thereafter	7,021	12,569
Total lease payments	225,632	98,796
Less imputed interest	31,908	11,089
Total	$193,724	$87,707
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2024 is $14.8 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of March 31, 2024 and December 31, 2023 were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Equipment leased to others - at original cost	$141,932	$138,781
Less: Accumulated depreciation	(31,301)	(25,819)
Equipment leased to others - net	$110,631	$112,962
Future payments receivable for operating leases as of March 31, 2024 are as follows:

($ in thousands)
Remainder of 2024	$6,353
2025	5,412
2026	2,239
2027	—
2028	—
Thereafter	—
Total	$14,004
Revenues from operating leases for the three months ended March 31, 2024 and 2023 were $9.1 million and $8.6 million, respectively.
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued vendor invoices	$101,294	$99,620
Operations accruals	52,252	61,150
Accrued benefits and other	81,349	100,296
	$234,895	$261,066
Note 7—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2024	2023
Revolving Line of Credit	$166,000	$140,000
On September 19, 2017, the Company entered into two credit agreements for (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”).
On January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and terminate the Term Loan Facility. The amount paid included the balance of the Term Loan Facility at pay off of $104.7 million, $0.9 million of accrued interest, and a $1.1 million prepayment premium.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The weighted average interest rate on all borrowings outstanding as of March 31, 2024 and December 31, 2023 was 7.5% and 7.6%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2024, the borrowing base was calculated to be $465.1 million, and the Company had $166.0 million outstanding in addition to letters of credit in the amount of $7.4 million, with $291.7 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “Credit Agreement”). Additionally, borrowings as of March 31, 2024 incurred interest at a weighted average rate of 7.5%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
The ABL Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. Moreover, the ability of the Company to incur additional debt and to make distributions is dependent on maintaining a maximum leverage ratio.
The ABL Facility is not subject to financial covenants unless liquidity, as defined in the Credit Agreement, drops below a specific level. The Company is required to maintain a minimum fixed charge coverage ratio, as defined in the Credit Agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.
The Company was in compliance with these covenants as of March 31, 2024.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	166,000
Thereafter	—
$166,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2024 and December 31, 2023.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on March 31, 2024 and December 31, 2023, due to their short-term nature.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2024 and December 31, 2023, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on March 31, 2024 and December 31, 2023, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
As of March 31, 2024, the Company recorded $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $3.4 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the two properties, which is a Level 3 input. The Company estimates that the carrying value of the assets is less than the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the three months ended March 31, 2024.
As of December 31, 2023, the Company recorded $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that met the held for sale criteria, to assets held for sale at a total fair value of $0.8 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the property based on a communicated selling price for one property, which is a Level 3 input.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2024 and December 31, 2023, the Company had cash equivalents, measured at fair value, of $0.3 million.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the unaudited condensed consolidated financial statements. No such measurements were required as of March 31, 2024 and December 31, 2023 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $23.8 million and $36.8 million as of March 31, 2024 and December 31, 2023, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2024, customer A accounted for 15% of total accounts receivable and unbilled revenue. As of December 31, 2023, no customers accounted for 10% of total consolidated accounts receivable and unbilled revenue. During the three months ended March 31, 2024, customer A accounted for 15% of consolidated revenues. During the three months ended March 31, 2023, customer B accounted for 12% of consolidated revenues. No other customers accounted for more than 10% of revenues during the respective periods.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of both March 31, 2024 and December 31, 2023, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Allowance for credit losses on December 31, 2023	$939
Credit losses:
Current period provision	—
Amounts written off, net of recoveries	—
Allowance for credit losses on March 31, 2024	$939
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	2,985,218	$13.90
Granted	540,570	17.52
Vested	(72,155)	14.59
Forfeited	(36,133)	13.54
Outstanding as of March 31, 2024	3,417,500	$14.46
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	1,339,568	$13.49
Granted	336,682	17.36
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	1,676,250	$14.27

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $7.3 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively. There was approximately $40.7 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2024. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024 to stockholders of record as of March 6, 2024, which totaled $11.6 million.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023 to stockholders of record as of March 6, 2023, which totaled $8.8 million.
As of March 31, 2024 and December 31, 2023, the Company had $1.3 million and $1.0 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. Additionally, on January 24, 2023, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under its revolving credit facility and expected free cash flow to be generated through the duration of the share repurchase program.
During the three months ended March 31, 2024, the Company repurchased and retired 1,480,084 shares of Class A Common Stock for $30.2 million or $20.38 average price per share including commissions, under the share repurchase program.
During the three months ended March 31, 2023, the Company repurchased and retired 5,166,730 shares of Class A Common Stock for $74.6 million or $14.45 average price per share including commissions, under the share repurchase program.
As of March 31, 2024, $391.8 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022, the Company accrued stock repurchase excise tax of $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023 the Company had excise tax payables of $2.2 million and $1.9 million in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended
(In thousands, except per share data)	March 31, 2024	March 31, 2023
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$81,892	$162,655
Denominator:
Basic weighted average common shares outstanding	166,325	176,569
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.49	$0.92
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$81,892	$162,655
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	70
Diluted net income attributable to Liberty Energy Inc. stockholders	$81,892	$162,725
Denominator:
Basic weighted average shares outstanding	166,325	176,569
Effect of dilutive securities:
Restricted stock units	5,116	4,433
Class B Common Stock	—	86
Diluted weighted average shares outstanding	171,441	181,088
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.48	$0.90
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions. Historically, Liberty LLC was treated as a partnership, and its income was passed through to its owners for income tax purposes. Liberty LLC’s members, including the Company, were liable for federal, state and local income taxes based on their share of Liberty LLC’s pass-through taxable income.
Effective January 31, 2023, the Company adopted a plan of merger, pursuant to which Liberty LLC merged into the Company, ceasing the existence of Liberty LLC with the Company remaining as the surviving entity. Liberty LLC filed a final tax return during the 2023 calendar year. The Company is still party to the TRAs; the associated liabilities are discussed below.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by 2024. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax is not expected to be significant.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2024 was 24.4%, compared to 25.1% for the period ended March 31, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $26.5 million and $54.5 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company recognized a net deferred tax liability in the amount of $102.3 million. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
On January 31, 2023, the last redemption of the Liberty LLC Units occurred. As such, the Company recorded an increase of $7.8 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company. Additionally, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which was recorded through equity during the three months ended March 31, 2023.
As of March 31, 2024, the Company’s liability under the TRAs was $112.4 million, of which $37.4 million is payable within the next 12 months, and $75.0 million thereafter. The Company made TRA payments of $5.2 million for the three months ended March 31, 2024.
As of December 31, 2023, the Company’s liability under the TRAs was $117.7 million, of which $5.2 million was presented as a current liability, and $112.5 million was presented as a long-term liability. The Company did not make any TRA payments for the three months ended March 31, 2023.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $8.7 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively.
Note 13—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) in exchange for the issuance of shares of the Company’s Class A Common Stock amongst other consideration. During the three months ended March 31, 2023, the Company repurchased and retired 3,000,000 shares of Class A Common Stock for $45.0 million or $15.00 average price per share from Schlumberger, under the share repurchase program. Effective January 31, 2023, after the repurchase and retirement, Schlumberger owned no shares of Class A Common Stock of the Company and no longer qualified as a related party.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Within the normal course of business, the Company purchased chemicals, proppant, other equipment, and maintenance parts from Schlumberger and its subsidiaries. During the period from January 1, 2023 until January 31, 2023, total purchases from Schlumberger were approximately $1.7 million. Although the Company continues to do business with Schlumberger, the Company no longer presents cash flows with Schlumberger as related party in the accompanying unaudited condensed consolidated statements of cash flows.
Franklin Mountain Energy, LLC
A member of the board of directors of the Company, Audrey Robertson, serves as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three months ended March 31, 2024 and March 31, 2023, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $11.5 million and $23.3 million, respectively.
Amounts included in unbilled revenue from Franklin Mountain as of March 31, 2024 and December 31, 2023, were $0.1 million and $13.4 million, respectively. Receivables from Franklin Mountain as of March 31, 2024 and December 31, 2023 were $0.0 million and $12.1 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate is no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the period January 1, 2024 through March 13, 2024, and the three months ended March 31, 2023, were $11.1 million and $6.5 million, respectively.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to be due on April 1, 2024. Additionally, on August 15, 2023, the agreement was further amended in order to extend the due dates for certain invoices to January 1, 2025. Amounts outstanding from the Affiliate as of December 31, 2023 were $14.8 million, included in other assets in the accompanying unaudited condensed consolidated balance sheet. All amounts outstanding with the Affiliate under the agreement were collected in full during the three months ended March 31, 2024.
Receivables from the successor entity as of March 31, 2024 were $5.5 million, included in accounts receivable. Receivables from the Affiliate as of December 31, 2023 were $5.2 million, included in accounts receivable—related party.
During the period January 1, 2024 through March 13, 2024, and the three months ended March 31, 2023, interest income from the Affiliate was $0.5 million and $0.4 million, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of March 31, 2024 and December 31, 2023, the agreements provide pricing and committed supply sources for the Company to purchase 1,108,782 and 1,854,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2024.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2024	$84,498
2025	12,960
2026	—
2027	—
2028	—
Thereafter	—
$97,458
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $16.0 million and $5.4 million for the remainder of 2024 and 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2024 are $3.1 million of payments expected to be made in the second quarter of 2024 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 15—Subsequent Events
On April 16, 2024, the Company’s board of directors approved a quarterly dividend of $0.07 per share of Class A Common Stock to be paid on June 20, 2024 to holders of record as of June 6, 2024.
No other significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements and notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Note Regarding Forward-Looking Statements,” the Annual Report under the heading “Item 1A. Risk Factors,” and in “Part II – Other Information, Item 1A. Risk Factors” included herein. We assume no obligation to update any of these forward-looking statements.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of March 31, 2024. We provide our services primarily in the Permian Basin, the Williston Basin, the Eagle Ford Shale, the Haynesville Shale, the Appalachian Basin (Marcellus Shale and Utica Shale), the Western Canadian Sedimentary Basin, the DJ Basin, and the Anadarko Basin. Our operations also extend to a few smaller shale basins, including the Uinta Basin, the Powder River Basin, and the San Juan Basin, as well as to two sand mines in the Permian Basin.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed with the initial focus on supporting the Company’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services are limited in the market, yet critical to maintaining highly efficient well site operations. Currently, LPI is primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield.
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
Recent Trends and Outlook
Frac industry dynamics remain constructive, as relatively steady demand in recent months has focused service companies on disciplined pricing and quality of service. Global oil and gas commodity prices have diverged and moved materially in recent months. Yet these changes have not materially impacted demand for North American frac services. Oil prices rallied since early in the year, owing to an improved global economic outlook, ongoing OPEC+ voluntary production cuts, and rising geopolitical tensions. Natural gas prices have conversely declined considerably since last fall, primarily owing to strong production and mild winter weather driving high natural gas inventories. Natural gas price pressures are expected to strengthen int he future with increasing LNG exports and surging domestic power demand in years ahead. Global energy demand continues to march higher, supporting what we believe will be a strong North American oil and gas industry in the coming years.

During the first quarter of 2024, the posted WTI price traded at an average of $77.50 per barrel (“Bbl”), as compared to the first quarter of 2023 average of $75.93 per Bbl, and the fourth quarter of 2023 average of $78.53 per Bbl. Subsequent to March 31, 2024, the WTI price traded at an average of $86.41 per Bbl through April 15, 2024. In addition, the average domestic onshore rig count for the United States and Canada was 810 rigs reported in the first quarter of 2024, down from the first quarter of 2023 of 965, but up from the fourth quarter of 2023 of 781, according to a report from Baker Hughes.
Results of Operations
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Three months ended March 31,
Description	2024	2023	Change
	(in thousands)
Revenue	$1,073,125	$1,262,077	$(188,952)
Cost of services, excluding depreciation, depletion, and amortization shown separately	782,680	888,416	(105,736)
General and administrative	52,986	53,036	(50)
Transaction, severance, and other costs	—	617	(617)
Depreciation, depletion, and amortization	123,186	94,401	28,785
(Gain) loss on disposal of assets, net	(1,160)	487	(1,647)
Operating income	115,433	225,120	(109,687)
Other expense, net	7,063	7,891	(828)
Net income before income taxes	108,370	217,229	(108,859)
Income tax expense	26,478	54,483	(28,005)
Net income	81,892	162,746	(80,854)
Less: Net income attributable to non-controlling interests	—	91	(91)
Net income attributable to Liberty Energy Inc. stockholders	$81,892	$162,655	$(80,763)
Revenue
Our revenue decreased $189.0 million, or 15.0%, to $1.1 billion for the three months ended March 31, 2024 compared to $1.3 billion for the three months ended March 31, 2023. The decrease in revenue was primarily attributable to an activity-driven decrease in fleet utilization commensurate with lower demand for hydraulic fracturing services, a decrease in materials pricing, and slightly lower service prices.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $105.7 million, or 11.9%, to $782.7 million for the three months ended March 31, 2024 compared to $888.4 million for the three months ended March 31, 2023. The decrease in expense was primarily related to decreases in materials and lower fleet utilization during the period ended March 31, 2024.
General and Administrative
General and administrative expenses was consistent with the prior year quarter, decreasing 0.1%, to $53.0 million for the three months ended March 31, 2024 compared to $53.0 million for the three months ended March 31, 2023, primarily related to lower performance related compensation expense offset by higher corporate technology and other costs.
Transaction, Severance, and Other Costs
Transaction, severance, and other costs decreased $0.6 million to $0.0 million for the three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023. The costs incurred in the three months ended March 31, 2023 consisted of due diligence work for the Siren Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $28.8 million, or 30.5%, to $123.2 million for the three months ended March 31, 2024 compared to $94.4 million for the three months ended March 31, 2023. The increase in 2024 was due to additional equipment placed in service since the prior year quarter, including equipment related to the deployment of our digiTechnologiesSM.

(Gain) Loss on Disposal of Assets, net
The Company recorded a gain on disposal of assets of $1.2 million for the three months ended March 31, 2024 compared to a loss on disposal of assets of $0.5 million for the three months ended March 31, 2023. The gain as of March 31, 2024 was primarily related to the scrapping of fully depreciated equipment. The loss as of March 31, 2023 was a result of the Company regularly selling equipment that is no longer in use as part of normal course fleet and equipment management.
Other Expense, Net
Other expense, net decreased by $0.8 million, or 10.5%, to $7.1 million for the three months ended March 31, 2024 compared to $7.9 million for the three months ended March 31, 2023. Other expense, net is comprised of interest income—related party and interest expense, net. Interest income—related party increased $0.1 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024. Additionally, interest expense, net decreased $0.7 million as a result of decreased average borrowings partially offset by higher interest rates under the credit facility during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income Tax Expense
The Company recognized income tax expense of $26.5 million for the three months ended March 31, 2024, an effective rate of 24.4%, compared to $54.5 million for the three months ended March 31, 2023, an effective rate of 25.1%. The decrease in income tax expense is primarily attributable to the decrease in net income before income taxes, as discussed above.
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
Note Regarding Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP financial measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2024	2023	Change
	(in thousands)
Net income	$81,892	$162,746	$(80,854)
Depreciation, depletion, and amortization	123,186	94,401	28,785
Interest expense, net	7,063	7,891	(828)
Income tax expense	26,478	54,483	(28,005)
EBITDA	$238,619	$319,521	$(80,902)
Stock-based compensation expense	7,327	7,178	149
Fleet start-up and lay-down costs	—	2,082	(2,082)
Transaction, severance, and other costs	—	617	(617)
(Gain) loss on disposal of assets	(1,160)	487	(1,647)
Adjusted EBITDA	$244,786	$329,885	$(85,099)
EBITDA was $238.6 million for the three months ended March 31, 2024 compared to $319.5 million for the three months ended March 31, 2023. Adjusted EBITDA was $244.8 million for the three months ended March 31, 2024 compared to $329.9 million for the three months ended March 31, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from modestly lower pricing and decreased activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility. We expect to fund operations and organic growth with these sources. We monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $13.0 million to $23.8 million as of March 31, 2024 compared to $36.8 million as of December 31, 2023, while working capital excluding cash and current liabilities under debt and lease arrangements increased $20.4 million.
As of March 31, 2024, the Company had one credit agreement outstanding, a revolving line of credit up to $525.0 million (the “ABL Facility”). The ABL Facility is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of March 31, 2024, the borrowing base was calculated to be $465.1 million, and the Company had $166.0 million outstanding, in addition to a letter of credit in the amount of $7.4 million, with $291.7 million of remaining availability.
The ABL Facility contains covenants that restrict our ability to take certain actions. As of March 31, 2024, we were in compliance with all debt covenants.
See Note 7— Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of March 31, 2024, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through July 31, 2026. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under its revolving credit facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the three months ended March 31, 2024, the Company repurchased and retired shares of Class A Common Stock for $30.2 million, under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$159,396	$203,939	$(44,543)
Net cash used in investing activities	(141,993)	(129,654)	(12,339)
Net cash used in financing activities	(30,233)	(97,095)	66,862
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2024 and March 31, 2023
Operating Activities. Net cash provided by operating activities was $159.4 million for the three months ended March 31, 2024, compared to $203.9 million for the three months ended March 31, 2023. The $44.5 million decrease in cash from operating activities is primarily attributable to a $189.0 million decrease in revenues, offset by a $133.7 million decrease in cash operating expenses, interest expense, net, and income tax, and a $52.0 million decrease in cash from changes in working capital for the three months ended March 31, 2024, compared to a $62.7 million decrease in cash from changes in working capital for the three months ended March 31, 2023.
Investing Activities. Net cash used in investing activities was $142.0 million for the three months ended March 31, 2024, compared to $129.7 million for the three months ended March 31, 2023. Cash used in investing activities was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 as the Company continued to invest in equipment, including the new digiTechnologies™ suite, to support increased customer demand in next generation equipment and technology.
Financing Activities. Net cash used in financing activities was $30.2 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $97.1 million for the three months ended March 31, 2023. The $66.9 million decrease in cash used in financing activities was primarily due to a $35.7 million increase in net proceeds from borrowings and $44.5 million less cash used for share repurchases for the three months ended March 31, 2024, partially offset by a $7.1 million increase in cash paid for finance leases and a $5.2 million increase in cash used for payments pursuant to tax receivable agreements.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of March 31, 2024 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of March 31, 2024, except for purchase commitments of $84.5 million payable within 2024 and $13.0 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. During the three months ended March 31, 2024, the Company expanded its equipment lease facility with two lessors resulting in an increase in finance lease obligations of $30.1 million. The term on these new leases range from three to five years.
There have been no material changes to cash requirements since the year ended December 31, 2023.

Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2024 was 24.4%, compared to 25.1% for the period ended March 31, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $26.5 million and $54.5 million during the three months ended March 31, 2024 and 2023, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of March 31, 2024, the Company’s net deferred tax liabilities were $102.3 million. The Company has not recorded a valuation allowance against the deferred tax assets for the three months ended March 31, 2024
Refer to Note 11—Income Taxes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to income tax expense.
Tax Receivable Agreements
Refer to Note 11—Income Taxes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to tax receivable agreements.
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and Note 2—Significant Accounting Policies and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report). A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
There have been no material changes in our evaluation of our critical accounting policies and estimates since our Annual Report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2024 and 2023, the Company recorded foreign currency translation loss of $3.7 million and $0.5 million, to comprehensive income (loss), respectively.
During the three months ended March 31, 2024, the Company formed an entity in Australia, and will use the Australian dollar as the functional currency for the new entity’s operations. The Australian entity does not have any assets or material liabilities as of March 31, 2024, did not generate any revenue, and incurred only de minimis expenses during the three months ended March 31, 2024, as such there in no impact of changes in the Australian dollar to U.S. dollar exchange rate in the financial statements of Company as of and for the three months ended March 31, 2024.
Other exposures to market risk have not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2024 - January 31, 2024	86,038	$20.33	86,038	$420,181,414
February 1, 2024 - February 29, 2024	773,399	$20.15	773,399	$404,597,643
March 1, 2024 - March 31, 2024	620,647	$20.63	620,647	$391,793,207
Total	1,480,084	$20.36	1,480,084	$391,793,207
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. All amounts give effect to such increase. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $20.36 was calculated excluding commissions.
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
Item 5. Other Information
During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosures *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 26, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	April 18, 2024	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	April 18, 2024	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 18, 2024	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)