Form 10-Q
period 2024-06-30
Liberty Energy Inc.
filed 2024-07-18
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 15, 2024, the registrant had 165,332,351 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of the Russian invasion of Ukraine, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report for the year ended December 31, 2023, this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,043	$36,784
Accounts receivable—trade, net of allowances for credit losses of $939 and $939, respectively	447,918	381,185
Accounts receivable—related party	—	17,345
Unbilled revenue (including amounts from related parties of $20,729 and $13,379, respectively)	227,719	188,940
Inventories	206,386	205,865
Prepaid and other current assets	90,246	124,135
Total current assets	1,002,312	954,254
Property and equipment, net	1,750,977	1,645,368
Finance lease right-of-use assets	240,750	182,319
Operating lease right-of-use assets	85,453	92,640
Other assets (including amounts from related parties of $0 and $14,785, respectively)	124,378	138,693
Investment in Oklo Inc.	17,385	10,000
Investment in Tamboran Resources Corporation	20,100	10,283
Total assets	$3,241,355	$3,033,557
Liabilities and Equity
Current liabilities:
Accounts payable	$348,273	$293,733
Accrued liabilities	249,347	261,066
Income taxes payable	23,781	12,060
Current portion of payable pursuant to tax receivable agreements	37,444	5,170
Current portion of finance lease liabilities	56,727	39,867
Current portion of operating lease liabilities	28,325	27,528
Total current liabilities	743,897	639,424
Long-term debt	147,000	140,000
Deferred tax liability	102,287	102,340
Payable pursuant to tax receivable agreements	75,027	112,471
Noncurrent portion of finance lease liabilities	179,885	133,654
Noncurrent portion of operating lease liabilities	56,364	64,260
Total liabilities	1,304,460	1,192,149
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 165,332,351 issued and outstanding as of June 30, 2024 and 166,610,199 issued and outstanding as of December 31, 2023	1,653	1,666
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	1,027,939	1,093,498
Retained earnings	918,836	752,328
Accumulated other comprehensive loss	(11,533)	(6,084)
Total stockholders’ equity	1,936,895	1,841,408
Total liabilities and equity	$3,241,355	$3,033,557
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue	$1,118,263	$1,142,757	$2,168,821	$2,375,077
Revenue—related parties	41,621	52,231	64,188	81,988
Total revenue	1,159,884	1,194,988	2,233,009	2,457,065
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	835,798	833,456	1,618,478	1,721,872
General and administrative	57,700	58,034	110,686	111,070
Transaction and other costs	—	985	—	1,602
Depreciation, depletion, and amortization	123,305	99,695	246,491	194,096
Loss (gain) on disposal of assets	1,248	(3,660)	88	(3,173)
Total operating costs and expenses	1,018,051	988,510	1,975,743	2,025,467
Operating income	141,833	206,478	257,266	431,598
Other expense:
Unrealized gain on investments, net	(7,201)	—	(7,201)	—
Interest income—related party	—	(350)	(478)	(723)
Interest expense, net	8,063	6,825	15,604	15,089
Total other expense, net	862	6,475	7,925	14,366
Net income before income taxes	140,971	200,003	249,341	417,232
Income tax expense	32,550	47,332	59,028	101,815
Net income	108,421	152,671	190,313	315,417
Less: Net income attributable to non-controlling interests	—	—	—	91
Net income attributable to Liberty Energy Inc. stockholders	$108,421	$152,671	$190,313	$315,326

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.65	$0.88	$1.14	$1.80
Diluted	$0.64	$0.87	$1.12	$1.76
Weighted average common shares outstanding:
Basic	166,210	173,131	166,268	174,840
Diluted	169,669	176,225	170,647	178,837
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$108,421	$152,671	$190,313	$315,417
Other comprehensive (loss) income
Foreign currency translation	(1,726)	2,000	(5,449)	1,530
Comprehensive income	$106,695	$154,671	$184,864	$316,947
Comprehensive income attributable to non-controlling interest	—	—	—	92
Comprehensive income attributable to Liberty Energy Inc.	$106,695	$154,671	$184,864	$316,855
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.14/share of Class A Common Stock dividend	—	—	—	—	—	(23,805)	—	(23,805)
Share repurchases	(2,800)	—	(28)	—	(59,715)	—	—	(59,743)
Excise tax on share repurchases	—	—	—	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	—	—	14,197	—	—	14,197
Vesting of restricted stock units, net	1,522	—	15	—	(19,782)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(5,449)	(5,449)
Net income	—	—	—	—	—	190,313	—	190,313
Balance—June 30, 2024	165,332	—	$1,653	$—	$1,027,939	$918,836	$(11,533)	$1,936,895

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchanges of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	7,885	—	—	7,885	—	7,885
$0.10/share of Class A Common Stock dividend	—	—	—	—	—	(17,877)	—	(17,877)	—	(17,877)
Share repurchases	(9,889)	—	(99)	—	(134,620)	—	—	(134,719)	(23)	(134,742)
Excise tax on share repurchases	—	—	—	—	(1,178)	—	—	(1,178)	—	(1,178)
Stock-based compensation expense	—	—	—	—	15,140	—	—	15,140	3	15,143
Vesting of restricted stock units, net	1,279	—	12	—	(9,331)	—	—	(9,319)	(1)	(9,320)
Currency translation adjustment	—	—	—	—	—	—	1,529	1,529	1	1,530
Net income	—	—	—	—	—	315,326	—	315,326	91	315,417
Balance—June 30, 2023	170,393	—	$1,704	$—	$1,146,130	$531,974	$(5,867)	$1,673,941	$—	$1,673,941
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$190,313	$315,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	246,491	194,096
Loss (gain) on disposal of assets	88	(3,173)
Stock-based compensation expense	14,197	15,143
Unrealized gain on investments, net	(7,201)	—
Cash return on equity method investment	2,005	—
Other non-cash items, net	150	3,388
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(97,029)	(105,849)
Accounts receivable and unbilled revenue—related party	24,779	(17,073)
Inventories	(2,572)	11,406
Prepaid and other assets	(8,812)	(27,291)
Accounts payable and accrued liabilities	46,042	59,453
Initial payment of operating lease liability	(864)	(1,129)
Net cash provided by operating activities	407,587	444,388
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(280,951)	(292,281)
Investment in Tamboran Resources Corporation, Empire Energy Group Ltd., and Falcon Oil & Gas Ltd.	(16,056)	—
Acquisition of Siren Energy, net of cash received	—	(74,896)
Proceeds from sale of assets	4,877	10,881
Net cash used in investing activities	(292,130)	(356,296)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	1,087,000	525,000
Repayments of borrowings on line-of-credit	(1,080,000)	(352,000)
Repayments of borrowings on term loan	—	(104,716)
Payments on finance lease obligations	(20,441)	(5,070)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(23,867)	(17,570)
Payments of payables pursuant to tax receivable agreements	(5,170)	—
Share repurchases	(59,743)	(134,742)
Tax withholding on restricted stock units	(19,767)	(9,320)
Payments of equity issuance costs	—	(223)
Payments of debt issuance costs	—	(1,566)
Net cash used in financing activities	(121,988)	(100,207)
Net decrease in cash and cash equivalents before translation effect	(6,531)	(12,115)
Translation effect on cash	(210)	106
Cash and cash equivalents—beginning of period	36,784	43,676
Cash and cash equivalents—end of period	$30,043	$31,667

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$24,379	$49,044
Cash paid for interest	$15,842	$11,954
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$106,511	$127,731
Capital expenditures reclassified from prepaid and other current assets	$43,641	$20,675
Capital expenditures reclassified from finance lease right-of-use assets	$6,894	$—
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2024 and December 31, 2023, the results of operations and equity of the Company as of and for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2024. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to current period financial statement presentation. The Company combined amounts previously presented within “Effect of exchange on deferred tax asset, net of liability under tax receivable agreements” and “Deferred tax impact of ownership changes from issuance of Class A Common Stock” into “Deferred tax and tax receivable agreements impact of the Liberty LLC merger into the Company”. Additionally, amounts in the prior period financial statements have been reclassified from “Tax withheld on vesting of restricted stock units” into “Vesting of restricted stock units, net” in the accompanying unaudited condensed consolidated statements of changes in equity.
In the accompanying unaudited condensed consolidated statement of cash flows, amounts in the prior period financial statements have been reclassified from “Inventory write-down” and “Non-cash lease expense” into “Other non-cash items, net”. Additionally, amounts in the prior period financial statements have been reclassified from “Deferred revenue” into “Accounts payable and accrued liabilities”.
Additionally, in the accompanying unaudited condensed consolidated balance sheets, amounts in the prior period financial statements have been reclassified from “Other assets” into “Investment in Oklo Inc.” and “Investment in Tamboran Resources Corporation”.
These reclassifications had no effect on the previously reported net income or loss.
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2024	2023
Proppants	$15,114	$17,124
Chemicals	18,577	16,896
Maintenance parts	172,695	171,845
	$206,386	$205,865
During the three and six months ended June 30, 2024, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.0 million. During the year ended December 31, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $5.8 million.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2024	2023
Land	N/A	$30,428	$29,384
Field services equipment	2-10	2,760,182	2,520,336
Vehicles	4-7	62,868	63,423
Lease equipment	10	143,117	138,781
Buildings and facilities	5-30	163,652	149,876
Mineral reserves	>25	80,323	76,823
Office equipment and furniture	2-7	12,591	11,836
		3,253,161	2,990,459
Less accumulated depreciation and depletion		(1,718,390)	(1,501,685)
		1,534,771	1,488,774
Construction in-progress	N/A	216,206	156,594
Property and equipment, net		$1,750,977	$1,645,368
During the three months ended June 30, 2024 and 2023, the Company recognized depreciation expense of $110.0 million and $92.9 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized depreciation expense of $220.9 million and $181.4 million, respectively. Depletion expense for the three months ended June 30, 2024 and 2023 was $0.3 million. Depletion expense for the six months ended June 30, 2024 and 2023 was $0.6 million.
As of June 30, 2024 and December 31, 2023, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of June 30, 2024, the Company classified $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the six months ended June 30, 2024.
Additionally, as of December 31, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meets the held for sale criteria, as assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet.
As of June 30, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property as assets held for sale. The Company estimated that carrying value of the assets was equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period ended March 31, 2023, and therefore no gain or loss was recorded during the six months ended June 30, 2023.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$9,933	$2,328	$18,844	$4,564
Interest on lease liabilities	3,920	695	7,293	1,389
Operating lease cost	8,656	10,064	17,691	20,638
Variable lease cost	1,621	1,271	3,388	2,517
Short-term lease cost	860	2,354	1,882	4,405
Total lease cost, net	$24,990	$16,712	$49,098	$33,513

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating leases	$8,742	$10,383	$17,797	$20,260
Finance leases	15,102	3,523	27,729	6,461
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,458	12,358	9,700	16,920
Finance leases	51,367	14,384	81,505	17,173
During the three months ended June 30, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off a de minimis amount of operating lease right-of-use assets and liabilities. Additionally, the Company recognized finance lease right-of-use assets of $3.8 million and liabilities of $3.8 million. There was no gain or loss recognized as a result of these amendments. During the three months ended June 30, 2023, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	4.1 years	4.3 years
Finance leases	3.4 years	3.3 years
Weighted-average discount rate:
Operating leases	6.4%	6.0%
Finance leases	7.8%	8.0%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2024 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2024	$35,736	$16,427
2025	71,581	31,670
2026	73,664	20,821
2027	42,995	10,979
2028	33,825	3,132
Thereafter	17,735	12,568
Total lease payments	275,536	95,597
Less imputed interest	(38,924)	(10,908)
Total	$236,612	$84,689

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2024 is $12.6 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of June 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Equipment leased to others - at original cost	$143,117	$138,781
Less: Accumulated depreciation	(33,799)	(25,819)
Equipment leased to others - net	$109,318	$112,962
Future payments receivable for operating leases as of June 30, 2024 are as follows:

($ in thousands)
Remainder of 2024	$3,650
2025	5,412
2026	2,239
2027	—
2028	—
Thereafter	—
Total	$11,301
Revenues from operating leases for the three and six months ended June 30, 2024 were $8.7 million and $17.8 million, respectively. Revenues from operating leases for the three and six months ended June 30, 2023 were $9.6 million and $18.2 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Accrued vendor invoices	$95,452	$99,620
Operations accruals	49,073	61,150
Accrued benefits and other	104,822	100,296
	$249,347	$261,066
Note 7—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2024	2023
Revolving Line of Credit	$147,000	$140,000
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
The weighted average interest rate on all borrowings outstanding as of June 30, 2024 and December 31, 2023 was 7.6% and 7.6%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2024, the borrowing base was calculated to be $395.6 million, and the Company had $147.0 million outstanding in addition to letters of credit in the amount of $7.4 million, with $241.2 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “Credit Agreement”). Additionally, borrowings as of June 30, 2024 incurred interest at a weighted average rate of 7.6%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
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
The Company was in compliance with these covenants as of June 30, 2024.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of debt are as follows:

($ in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	147,000
Thereafter	—
$147,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2024 and 2023.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on June 30, 2024 and December 31, 2023.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on June 30, 2024 and December 31, 2023, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on June 30, 2024 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on June 30, 2024 and December 31, 2023, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on June 30, 2024 and December 31, 2023, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
As of June 30, 2024, the Company recorded $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $3.4 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the two properties, which is a Level 3 input. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the six months ended June 30, 2024.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2024 and December 31, 2023, the Company had cash equivalents, measured at fair value, of $0.3 million.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of June 30, 2024, the fair value of the investment was estimated at $17.4 million. The change in Oklo’s fair value resulted in an unrealized gain of $7.4 million during the three and six months ended June 30, 2024, included as a component of other expense, net in the accompanying unaudited condensed consolidated statements of operations.
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran executed an Initial Public Offering (“IPO”) and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s IPO by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of June 30, 2024, the fair value of the investment was estimated at $20.1 million. The change in Tamboran’s fair value resulted in an unrealized loss of $0.2 million during the three and six months ended June 30, 2024, included as a component of other expense, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of June 30, 2024 and December 31, 2023 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $30.0 million and $36.8 million as of June 30, 2024 and December 31, 2023, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2024 and December 31, 2023, no customers accounted for more than 10% of total consolidated accounts receivable and unbilled revenue. During the three and six months ended June 30, 2024, customer A accounted for 12% and 14% of consolidated revenues, respectively. During the three and six months ended June 30, 2023, customer B accounted for 11% of consolidated revenues. No other customers accounted for more than 10% of revenues during the respective periods.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
any certainty the degree to which unforeseen events may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
As of June 30, 2024 and December 31, 2023, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2023	$939
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on June 30, 2024	$939

Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	2,985,218	$13.90
Granted	1,507,790	19.42
Vested	(1,425,820)	13.44
Forfeited	(44,040)	13.64
Outstanding as of June 30, 2024	3,023,148	$16.87
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	1,339,568	$13.49
Granted	336,682	17.36
Vested	(584,720)	12.95
Forfeited	—	—
Outstanding as of June 30, 2024	1,091,530	$14.97
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $6.9 million and $14.2 million for the three and six months ended June 30, 2024, respectively. The Company recognized stock-based compensation of $8.0 million and $15.1 million for the three and six months ended June 30, 2023, respectively. There was approximately $55.7 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30,

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2024. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024 and June 20, 2024 to stockholders of record as of March 6, 2024 and June 6, 2024, respectively. During the three and six months ended June 30, 2024, dividend payments totaled $11.6 million and $23.2 million, respectively.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023 and June 20, 2023 to stockholders of record as of March 6, 2023 and June 6, 2023, respectively. During the three and six months ended June 30, 2023, dividend payments totaled $8.6 million and $17.4 million, respectively.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.6 million for the six months ended June 30, 2024. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2023 vesting date, which totaled $0.2 million for the six months ended June 30, 2023.
As of June 30, 2024 and December 31, 2023, the Company had $0.9 million and $1.0 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends are not paid on forfeited RSUs or PSUs..
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
Share repurchases and retirements under the share repurchase program for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share count and per share data)	2024	2023	2024	2023
Shares of Class A Common Stock	1,319,885	4,722,257	2,799,969	9,888,987
Value of shares repurchased	$29,575	$60,094	$59,743	$134,742
Average price per share including commissions	$22.41	$12.73	$21.34	$13.63
As of June 30, 2024, $362.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022, the Company accrued stock repurchase excise tax of $0.3 million and $1.2 million, respectively, for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the Company had excise tax payables of $2.1 million and $1.9 million, respectively, in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$108,421	$152,671	$190,313	$315,326
Denominator:
Basic weighted average common shares outstanding	166,210	173,131	166,268	174,840
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.65	$0.88	$1.14	$1.80
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$108,421	$152,671	$190,313	$315,326
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	—	—	71
Diluted net income attributable to Liberty Energy Inc. stockholders	$108,421	$152,671	$190,313	$315,397
Denominator:
Basic weighted average shares outstanding	166,210	173,131	166,268	174,840
Effect of dilutive securities:
Restricted stock units	3,459	3,094	4,379	3,955
Class B Common Stock	—	—	—	42
Diluted weighted average shares outstanding	169,669	176,225	170,647	178,837
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.64	$0.87	$1.12	$1.76
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
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). On June 20, 2024, Canada enacted the Pillar Two global minimum tax regime, which is not expected to have a material impact on the Company’s financial statements for the fiscal year ended December 31, 2024. The OECD continues to release additional guidance and countries are implementing legislation, with widespread adoption of the Pillar Two Framework expected by 2025. The Company is

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax is not expected to be significant.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2024 was 23.7%, compared to 24.4% for the period ended June 30, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized income tax expense of $32.6 million and $59.0 million during the three and six months ended June 30, 2024, respectively. The Company recognized income tax expense of $47.3 million and $101.8 million during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company recognized a net deferred tax liability in the amount of $102.3 million. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
On January 31, 2023, the last redemption of the Liberty LLC Units occurred. As such, the Company recorded an increase of $7.8 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company. Additionally, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which was recorded through equity during the six months ended June 30, 2023.
As of June 30, 2024, the Company’s liability under the TRAs was $112.4 million of which $37.4 million is payable within the next 12 months, and $75.0 million thereafter. The Company made TRA payments of $5.2 million for the six months ended June 30, 2024.
As of December 31, 2023, the Company’s liability under the TRAs was $117.7 million, of which $5.2 million was presented as a current liability, and $112.5 million was presented as a long-term liability. The Company did not make any TRA payments for the six months ended June 30, 2023.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $9.3 million and $8.6 million for the three months ended June 30, 2024 and 2023, respectively, and $18.0 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 13—Related Party Transactions
Schlumberger Limited
During 2020, the Company acquired certain assets and liabilities of Schlumberger Technology Corporation (“Schlumberger”) in exchange for the issuance of shares of the Company’s Class A Common Stock amongst other

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Franklin Mountain Energy, LLC
A member of the board of directors of the Company, Audrey Robertson, serves as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and six months ended June 30, 2024, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $41.6 million and $53.1 million, respectively. During the three and six months ended June 30, 2023, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $43.5 million and $66.8 million, respectively.
Amounts included in unbilled revenue from Franklin Mountain as of June 30, 2024 and December 31, 2023 were $20.7 million and $13.4 million, respectively. Receivables from Franklin Mountain as of June 30, 2024 and December 31, 2023 were $0.0 million and $12.1 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate was no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the period January 1, 2024 through March 13, 2024, and the three and six months ended June 30, 2023, were $11.1 million, $8.7 million, and $15.2 million, respectively.
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
During the period January 1, 2024 through March 13, 2024, and the three and six months ended June 30, 2023, interest income from the Affiliate was $0.5 million, $0.4 million, and $0.7 million, respectively.
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Chris Wright, the Company’s Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. During the three months ended June 30, 2024, the Company recorded an unrealized gain of $7.4 million included in unrealized gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024, the fair value of the Company’s investment using Level 1 inputs was $17.4 million. The Company was not party to any other transactions with Oklo during the three and six months ended June 30, 2024, and 2023.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of June 30, 2024 and December 31, 2023, the agreements provide pricing and committed supply sources for the Company to purchase 797,254 tons and 1,854,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2024.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2024	$60,420
2025	12,960
2026	—
2027	—
2028	—
Thereafter	—
$73,380
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $8.9 million and $5.4 million for the remainder of 2024 and the year ended 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2024 are $2.8 million of payments expected to be made in the third quarter of 2024 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2024 and 2023:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2024	165,202	—	$1,652	$—	$1,070,383	$822,256	$(9,807)	$1,884,484
Offering Costs	—	—	—	—	—	—	—	—
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,841)	—	(11,841)
Share repurchases	(1,320)	—	(13)	—	(29,563)	—	—	(29,576)
Excise tax on share repurchases	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	6,870	—	—	6,870
Vesting of restricted stock units, net	1,450	—	14	—	(19,781)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(1,726)	(1,726)
Net income	—	—	—	—	—	108,421	—	108,421
Balance—June 30, 2024	165,332	—	$1,653	$—	$1,027,939	$918,836	$(11,533)	$1,936,895

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2023	173,945	$—	$1,739	$—	$1,208,183	$388,064	$(7,867)	$1,590,119
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(8,761)	—	(8,761)
Share repurchases	(4,722)	—	(47)	—	(60,047)	—	—	(60,094)
Excise tax on share repurchases	—	—	—	—	(639)	—	—	(639)
Stock-based compensation expense	—	—	—	—	7,965	—	—	7,965
Vesting of restricted stock units, net	1,170	—	12	—	(9,332)	—	—	(9,320)
Currency translation adjustment	—	—	—	—	—	—	2,000	2,000
Net income	—	—	—	—	—	152,671	—	152,671
Balance—June 30, 2023	170,393	—	1,704	—	1,146,130	531,974	(5,867)	$1,673,941

Note 16—Subsequent Events
On July 16, 2024, the Company’s board of directors approved a quarterly dividend of $0.07 per share of Class A Common Stock to be paid on September 20, 2024 to holders of record as of September 6, 2024.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies in North America. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of June 30, 2024. We provide our services primarily in the Permian Basin, the Williston Basin, the Eagle Ford Shale, the Haynesville Shale, the Appalachian Basin (Marcellus Shale and Utica Shale), the Western Canadian Sedimentary Basin, the DJ Basin, and the Anadarko Basin. Our operations also extend to a few smaller shale basins, including the Uinta Basin, the Powder River Basin, and the San Juan Basin, as well as to two sand mines in the Permian Basin.
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
Recent Trends and Outlook
Global oil and gas markets are expected to remain constructive on favorable multi-year market fundamentals, despite near term volatility in commodity prices. In June 2024, a decision from OPEC+ to gradually unwind voluntary production cuts beginning in October drove oil prices lower. Even then, prices were well above those supportive of attractive E&P returns and have since recovered on relatively balanced supply and demand dynamics owing to resilient global economic growth and rising demand for transportation fuels with the summer travel season underway.
Natural gas prices saw a resurgence from early spring lows on reduced drilling and completions activity and curtailed production. Recent reinstatement of some curtailed production has moved prices downward but still above recent cycle lows. The commissioning of new LNG export facilities and continued growth in power demand are expected to drive higher natural gas demand, and eventually firmer natural gas prices.

Frac industry trends have moderated marginally in recent periods, on the heels of slightly softer drilling activity in both oil and gas basins during the first half of 2024. Industry-wide completions activity has declined to levels consistent with only flat oil and gas production, and we believe completions activity will need to increase from current levels in order for the U.S. to increase oil and gas production. We expect this to lead to a resurgence in demand for quality frac crews in 2025.
During the second quarter of 2024, the posted WTI price traded at an average of $81.81 per barrel (“Bbl”), as compared to the second quarter of 2023 average of $73.54 per Bbl, and the first quarter of 2024 average of $77.50 per Bbl. Subsequent to June 30, 2024, the WTI price traded at an average of $84.41 per Bbl through July 8, 2024. In addition, the average domestic onshore rig count for the United States and Canada was 716 rigs reported in the second quarter of 2024, down from the second quarter of 2023 of 815, and the first quarter of 2024 of 810, according to a report from Baker Hughes.
Results of Operations
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	Three months ended June 30,
Description	2024	2023	Change
	(in thousands)
Revenue	$1,159,884	$1,194,988	$(35,104)
Cost of services, excluding depreciation, depletion, and amortization shown separately	835,798	833,456	2,342
General and administrative	57,700	58,034	(334)
Transaction and other costs	—	985	(985)
Depreciation, depletion, and amortization	123,305	99,695	23,610
Loss (gain) on disposal of assets	1,248	(3,660)	4,908
Operating income	141,833	206,478	(64,645)
Other expense, net	862	6,475	(5,613)
Net income before income taxes	140,971	200,003	(59,032)
Income tax expense	32,550	47,332	(14,782)
Net income	108,421	152,671	(44,250)
Revenue
Our revenue decreased $35.1 million, or 2.9%, to $1.2 billion for the three months ended June 30, 2024 compared to $1.2 billion for the three months ended June 30, 2023. The decrease in revenue was attributable to a decrease in materials pricing and slightly lower services prices, partially offset by higher activity levels. The impact of increased fleet efficiency more than exceeded a decrease in fleet utilization that resulted from lower industry demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) increased $2.3 million, or 0.3%, to $835.8 million for the three months ended June 30, 2024 compared to $833.5 million for the three months ended June 30, 2023. The increase in expense was primarily related to increased activity levels largely offset by decreases in materials pricing.
General and Administrative
General and administrative expenses were consistent between periods, decreasing $0.3 million, or 0.6%, to $57.7 million for the three months ended June 30, 2024 compared to $58.0 million for the three months ended June 30, 2023.
Transaction and Other Costs
Transaction and other costs decreased $1.0 million, or 100.0%, to $0 million for the three months ended June 30, 2024 compared to $1.0 million for the three months ended June 30, 2023. The costs incurred during the three months ended June 30, 2023 primarily consisted of due diligence work for the Siren Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $23.6 million, or 23.7%, to $123.3 million for the three months ended June 30, 2024 compared to $99.7 million for the three months ended June 30, 2023. The increase during the three months ended June 30, 2024 was due to additional equipment placed in service since the prior year quarter, including equipment related to the deployment of our digiTechnologiesSM.

Loss (gain) on Disposal of Assets
The Company recorded a loss on disposal of assets of $1.2 million for the three months ended June 30, 2024 compared to a gain of $3.7 million for the three months ended June 30, 2023, primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market. All disposals were in the normal course of business.
Other Expense, net
Other expense, net decreased by $5.6 million, or 86.7%, to $0.9 million for the three months ended June 30, 2024 compared to $6.5 million for the three months ended June 30, 2023. Other expense, net is comprised of unrealized gain on investments, net, interest expense, net, and interest income—related party. The Company recorded an unrealized gain on investments, net of $7.2 million related to two equity investments measured at fair value during the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. Interest expense, net increased $1.2 million as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.4 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $32.6 million for the three months ended June 30, 2024, an effective rate of 23.1%, compared to $47.3 million for the three months ended June 30, 2023, an effective rate of 23.7%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

	Six months ended June 30,
Description	2024	2023	Change
	(in thousands)
Revenue	$2,233,009	$2,457,065	$(224,056)
Cost of services, excluding depreciation, depletion, and amortization shown separately	1,618,478	1,721,872	(103,394)
General and administrative	110,686	111,070	(384)
Transaction and other costs	—	1,602	(1,602)
Depreciation, depletion, and amortization	246,491	194,096	52,395
Loss (gain) on disposal of assets	88	(3,173)	3,261
Operating income	257,266	431,598	(174,332)
Other expense, net	7,925	14,366	(6,441)
Net income before income taxes	249,341	417,232	(167,891)
Income tax expense	59,028	101,815	(42,787)
Net income	190,313	315,417	(125,104)
Less: Net income attributable to non-controlling interests	—	91	(91)
Net income attributable to Liberty Energy Inc. stockholders	$190,313	$315,326	$(125,013)
Revenue
Our revenue decreased $224.1 million, or 9.1%, to $2.2 billion for the six months ended June 30, 2024 compared to $2.5 billion for the six months ended June 30, 2023. The decrease in revenue was primarily attributable to a decrease in materials pricing and slightly lower services prices, partially offset by higher activity levels. The impact of increased fleet efficiency more than exceeded a decrease in fleet utilization that resulted from lower industry demand for hydraulic fracturing services.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $103.4 million, or 6.0%, to $1.6 billion for the six months ended June 30, 2024 compared to $1.7 billion for the six months ended June 30, 2023. The decrease in expense was primarily related to decreases in materials pricing and lower fleet utilization, partially offset by higher activity levels during the six months ended June 30, 2024.
General and Administrative
General and administrative expenses were consistent between periods, decreasing $0.4 million, or 0.3%, to $110.7 million for the six months ended June 30, 2024 compared to $111.1 million for the six months ended June 30, 2023.

Transaction and Other Costs
Transaction and other costs decreased $1.6 million, or 100.0%, to $0.0 million for the six months ended June 30, 2024 compared to $1.6 million for the six months ended June 30, 2023. The costs incurred during the six months ended June 30, 2023 primarily consisted of due diligence work for the Siren Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $52.4 million, or 27.0%, to $246.5 million for the six months ended June 30, 2024 compared to $194.1 million for the six months ended June 30, 2023. The increase in 2024 was due to additional equipment placed in service since the prior year period, including equipment related to the deployment of our digiTechnologiesSM.
Loss (gain) on disposal of assets
The Company recognized a loss on disposal of assets of $0.1 million for the six months ended June 30, 2024 compared to a gain of $3.2 million for the six months ended June 30, 2023, primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market. All disposals were in the normal course of business.
Other Expense, net
Other expense, net decreased by $6.4 million to $7.9 million for the six months ended June 30, 2024 compared to $14.4 million for the six months ended June 30, 2023. Other expense, net is comprised of unrealized gain on investments, net, interest expense, net, and interest income—related party. The Company recorded an unrealized gain on investments, net of $7.2 million related to two equity investments measured at fair value during the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. Interest expense, net increased $0.5 million as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.2 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $59.0 million for the six months ended June 30, 2024, an effective rate of 23.7%, compared to $101.8 million for the six months ended June 30, 2023, an effective rate of 24.4%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, gain or loss on the disposal of assets, bad debt reserves, transaction and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, net, and other non-recurring expenses that management does not consider in assessing ongoing performance.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Six Months Ended June 30, 2024, Compared to Three and Six Months Ended June 30, 2023: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2024	2023	Change	2024	2023	Change
	(in thousands)
Net income	$108,421	$152,671	$(44,250)	$190,313	$315,417	$(125,104)
Depreciation, depletion, and amortization	123,305	99,695	23,610	246,491	194,096	52,395
Interest expense, net	8,063	6,475	1,588	15,126	14,366	760
Income tax expense	32,550	47,332	(14,782)	59,028	101,815	(42,787)
EBITDA	$272,339	$306,173	$(33,834)	$510,958	$625,694	$(114,736)
Stock-based compensation expense	6,870	7,965	(1,095)	14,197	15,143	(946)
Loss (gain) on disposal of assets	1,248	(3,660)	4,908	88	(3,173)	3,261
Unrealized gain on investments, net	(7,201)	—	(7,201)	(7,201)	—	(7,201)
Transaction and other costs	—	985	(985)	—	1,602	(1,602)
Fleet start-up and lay-down costs	—	—	—	—	2,082	(2,082)
Adjusted EBITDA	$273,256	$311,463	$(38,207)	$518,042	$641,348	$(123,306)
EBITDA was $272.3 million for the three months ended June 30, 2024 compared to $306.2 million for the three months ended June 30, 2023. Adjusted EBITDA was $273.3 million for the three months ended June 30, 2024 compared to $311.5 million for the three months ended June 30, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from modestly lower pricing and changes in activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023.
EBITDA was $511.0 million for the six months ended June 30, 2024 compared to $625.7 million for the six months ended June 30, 2023. Adjusted EBITDA was $518.0 million for the six months ended June 30, 2024 compared to $641.3 million for the six months ended June 30, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from modestly lower pricing and changes in activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023.
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
Cash and cash equivalents decreased by $6.8 million to $30.0 million as of June 30, 2024 compared to $36.8 million as of December 31, 2023, while working capital excluding cash and current liabilities under lease arrangements decreased $32.0 million.
As of June 30, 2024, the Company had one credit agreement outstanding, a revolving line of credit up to $525.0 million (the “ABL Facility”). The ABL Facility is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of June 30, 2024, the borrowing base was calculated to be $395.6 million, and the Company had $147.0 million outstanding, in addition to a letter of credit in the amount of $7.4 million, with $241.2 million of remaining availability.
The ABL Facility contains covenants that restrict our ability to take certain actions. As of June 30, 2024, we were in compliance with all debt covenants.

See Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of June 30, 2024, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in the open market transactions, through block trades, in privately negotiated transactions, through derivative transactions or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under its revolving credit facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the three and six months ended June 30, 2024, the Company repurchased and retired shares of Class A Common Stock for $29.6 million and $59.7 million, respectively, under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$407,587	$444,388	$(36,801)
Net cash used in investing activities	(292,130)	(356,296)	64,166
Net cash used in financing activities	(121,988)	(100,207)	(21,781)
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2024 and 2023
Operating Activities. Net cash provided by operating activities was $407.6 million for the six months ended June 30, 2024, compared to $444.4 million for the six months ended June 30, 2023. The $36.8 million decrease in cash from operating activities is primarily attributable to a $224.1 million decrease in revenues, offset by a $145.5 million decrease in cash operating expenses, interest expense, net, and income tax, and a $37.6 million decrease in cash from changes in working capital for the six months ended June 30, 2024, compared to a $79.4 million decrease in cash from changes in working capital for the six months ended June 30, 2023.
Investing Activities. Net cash used in investing activities was $292.1 million for the six months ended June 30, 2024, compared to $356.3 million for the six months ended June 30, 2023. Cash used in investing activities was lower during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to the Siren Acquisition and modestly higher capital spending in the prior year period, partially offset by equity investments in the current year period. The Company purchased Siren Energy for $74.9 million in cash, net of cash received, during the six months ended June 30, 2023. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the acquisition. Investments in equipment, including the new digiTechnologiesSM suite and capitalized maintenance of existing equipment decreased $11.3 million, from $292.3 million for the six months ended June 30, 2023 to $281.0 million for the six months ended June 30, 2024. Finally, during the three months ended June 30, 2024, the Company spent $16.1 million for equity investments in Tamboran Resources Corporation, Empire Energy Group Ltd., and Falcon Oil & Gas Ltd.
Financing Activities. Net cash used in financing activities was $122.0 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $100.2 million for the six months ended June 30, 2023. The $21.8 million increase in cash used in financing activities was primarily due to a $15.4 million increase in cash paid for finance leases, $10.4 million increase in cash tax withholding on restricted stock unit vestings, and a $6.3 million increase in dividends paid, combined with a $61.3 million decrease in net proceeds from borrowings, offset by a $75.0 million decrease in share repurchases for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of June 30, 2024 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of June 30, 2024, except for purchase commitments under supply agreements of $60.4 million payable within 2024, and $13.0 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. During the three and six months ended June 30, 2024, the Company expanded its equipment lease facilities resulting in an increase in finance lease obligations of $51.4 million and $81.5 million, respectively. The term on these new leases range from three to five years.
There have been no other material changes to cash requirements since the year ended December 31, 2023.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2024 was 23.7% compared to 24.4%, for the period ended June 30, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $32.6 million and $59.0 million during the three and six months ended June 30, 2024, respectively, and $47.3 million and $101.8 million for the three and six months ended June 30, 2023, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of June 30, 2024 and December 31, 2023, the Company’s net deferred tax liabilities were $102.3 million.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive (loss) income. For the three and six months ended June 30, 2024, the Company recorded a foreign currency translation loss of $1.7 million and $5.4 million, respectively, to comprehensive income. For the three and six months ended June 30, 2023, the Company recorded foreign currency translation income of $2.0 million and $1.5 million, respectively, to comprehensive income.
During the six months ended June 30, 2024, the Company formed an entity in Australia, and will use the Australian dollar as the functional currency for the new entity’s operations. The Australian entity does not have any material assets or liabilities as of June 30, 2024, did not generate any revenue, and incurred only de minimis expenses during the six months ended June 30, 2024, as such there in no impact of changes in the Australian dollar to U.S. dollar exchange rate in the financial statements of Company as of and for the six months ended June 30, 2024.
Other exposures to market risk have not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2024 - April 30, 2024	59,650	$22.63	59,650	$390,443,226
May 1, 2024 - May 31, 2024	483,763	$22.68	483,763	$379,470,853
June 1, 2024 - June 30, 2024	776,472	$22.19	776,472	$362,241,909
Total	1,319,885	$22.39	1,319,885	$362,241,909
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
(2) The average price paid per share of $22.39 was calculated excluding commissions.
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
Item 5. Other Information
On June 13, 2024, Chris Wright, our Chairman of the Board and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 240,000 shares of our Class A Common Stock between September 16, 2024 and February 21, 2025.
During the quarter ended June 30, 2024, none of our directors or executive officers, other than Mr. Wright, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (3)

10.1	Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (4)†

10.2	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (5)†

10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (5)†

10.4	Form of Restricted Stock Unit Grant Notice under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (5)†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on January 26, 2023.

(4)	Incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 7, 2024.

(5)	Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on May 17, 2024.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Christopher A. Wright
Date:	July 18, 2024	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	July 18, 2024	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 18, 2024	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)