Form 10-Q
period 2024-09-30
Liberty Energy Inc.
filed 2024-10-17
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 14, 2024, the registrant had 163,415,685 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of worldwide political, military and armed conflict, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,012	$36,784
Accounts receivable—trade, net of allowances for credit losses of $939 and $939, respectively	411,009	381,185
Accounts receivable—related party	—	17,345
Unbilled revenue (including amounts from related parties of $4,035 and $13,379, respectively)	183,047	188,940
Inventories	197,563	205,865
Prepaid and other current assets	107,889	124,135
Total current assets	922,520	954,254
Property and equipment, net	1,834,214	1,645,368
Finance lease right-of-use assets	276,416	182,319
Operating lease right-of-use assets	81,341	92,640
Other assets (including amounts from related parties of $0 and $14,785, respectively)	123,636	138,693
Investment in Oklo Inc.	16,605	10,000
Investment in Tamboran Resources Corporation	18,152	10,283
Total assets	$3,272,884	$3,033,557
Liabilities and Equity
Current liabilities:
Accounts payable	$347,074	$293,733
Accrued liabilities	240,641	261,066
Income taxes payable	30,360	12,060
Current portion of payable pursuant to tax receivable agreements	37,444	5,170
Current portion of finance lease liabilities	64,114	39,867
Current portion of operating lease liabilities	28,938	27,528
Total current liabilities	748,571	639,424
Long-term debt	123,000	140,000
Deferred tax liability	102,287	102,340
Payable pursuant to tax receivable agreements	75,008	112,471
Noncurrent portion of finance lease liabilities	203,247	133,654
Noncurrent portion of operating lease liabilities	51,773	64,260
Total liabilities	1,303,886	1,192,149
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 163,393,279 issued and outstanding as of September 30, 2024 and 166,610,199 issued and outstanding as of December 31, 2023	1,634	1,666
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	996,336	1,093,498
Retained earnings	980,914	752,328
Accumulated other comprehensive loss	(9,886)	(6,084)
Total stockholders’ equity	1,968,998	1,841,408
Total liabilities and equity	$3,272,884	$3,033,557
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue	$1,111,953	$1,136,378	$3,280,774	$3,511,455
Revenue—related parties	26,625	79,527	90,813	161,515
Total revenue	1,138,578	1,215,905	3,371,587	3,672,970
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	840,274	850,247	2,458,752	2,572,119
General and administrative	58,614	55,040	169,300	166,110
Transaction and other costs	—	202	—	1,804
Depreciation, depletion, and amortization	126,395	108,997	372,886	303,093
Loss (gain) on disposal of assets	6,017	(3,808)	6,105	(6,981)
Total operating costs and expenses	1,031,300	1,010,678	3,007,043	3,036,145
Operating income	107,278	205,227	364,544	636,825
Other expense:
Unrealized loss (gain) on investments, net	2,727	—	(4,474)	—
Interest income—related party	—	(531)	(478)	(1,254)
Interest expense, net	8,589	7,307	24,193	22,396
Total other expense, net	11,316	6,776	19,241	21,142
Net income before income taxes	95,962	198,451	345,303	615,683
Income tax expense	22,158	49,843	81,186	151,658
Net income	73,804	148,608	264,117	464,025
Less: Net income attributable to non-controlling interests	—	—	—	91
Net income attributable to Liberty Energy Inc. stockholders	$73,804	$148,608	$264,117	$463,934

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.45	$0.88	$1.59	$2.68
Diluted	$0.44	$0.85	$1.55	$2.62
Weighted average common shares outstanding:
Basic	164,741	169,781	165,755	173,135
Diluted	168,595	173,984	169,947	177,284
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$73,804	$148,608	$264,117	$464,025
Other comprehensive income (loss)
Foreign currency translation	1,647	(3,148)	(3,802)	(1,618)
Comprehensive income	$75,451	$145,460	$260,315	$462,407
Comprehensive income attributable to non-controlling interest	—	—	—	92
Comprehensive income attributable to Liberty Energy Inc.	$75,451	$145,460	$260,315	$462,315
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.21/share of Class A Common Stock dividend	—	—	—	—	—	(35,531)	—	(35,531)
Share repurchases	(4,739)	—	(47)	—	(99,046)	—	—	(99,093)
Excise tax on share repurchases	—	—	—	—	(652)	—	—	(652)
Stock-based compensation expense	—	—	—	—	22,318	—	—	22,318
Vesting of restricted stock units, net	1,522	—	15	—	(19,782)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(3,802)	(3,802)
Net income	—	—	—	—	—	264,117	—	264,117
Balance—September 30, 2024	163,393	—	$1,634	$—	$996,336	$980,914	$(9,886)	$1,968,998

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance—December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchanges of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	6,681	—	—	6,681	—	6,681
$0.15/share of Class A Common Stock dividend	—	—	—	—	—	(26,535)	—	(26,535)	—	(26,535)
Share repurchases	(11,674)	—	(117)	—	(163,881)	—	—	(163,998)	(23)	(164,021)
Excise tax on share repurchases	—	—	—	—	(1,471)	—	—	(1,471)	—	(1,471)
Stock-based compensation expense	—	—	—	—	23,735	—	—	23,735	3	23,738
Vesting of restricted stock units, net	1,279	—	12	—	(9,331)	—	—	(9,319)	(1)	(9,320)
Currency translation adjustment	—	—	—	—	—	—	(1,619)	(1,619)	1	(1,618)
Net income	—	—	—	—	—	463,934	—	463,934	91	464,025
Balance—September 30, 2023	168,608	—	$1,686	$—	$1,123,967	$671,924	$(9,015)	$1,788,562	$—	$1,788,562
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$264,117	$464,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	372,886	303,093
Loss (gain) on disposal of assets	6,105	(6,981)
Stock-based compensation expense	22,318	23,738
Unrealized gain on investments, net	(4,474)	—
Cash return on equity method investment	3,153	—
Other non-cash items, net	(202)	3,303
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(33,951)	(120,554)
Accounts receivable and unbilled revenue—related party	41,471	(6,273)
Inventories	6,276	461
Prepaid and other assets	(40,698)	(43,335)
Accounts payable and accrued liabilities	16,320	105,426
Initial payment of operating lease liability	(1,239)	(3,062)
Net cash provided by operating activities	652,082	719,841
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(447,542)	(465,212)
Investment in Tamboran Resources Corporation, Empire Energy Group Ltd., Falcon Oil & Gas Ltd. (2024), and Oklo Inc. (2023)	(16,056)	(10,000)
Acquisition of Siren Energy, net of cash received	—	(75,656)
Proceeds from sale of assets	8,633	22,433
Net cash used in investing activities	(454,965)	(528,435)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	1,671,000	873,000
Repayments of borrowings on line-of-credit	(1,688,000)	(765,000)
Repayments of borrowings on term loan	—	(104,716)
Payments on finance lease obligations	(34,446)	(10,483)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(35,308)	(26,011)
Payments of payables pursuant to tax receivable agreements	(5,189)	—
Share repurchases	(99,094)	(164,021)
Tax withholding on restricted stock units	(19,767)	(9,320)
Payments of equity issuance costs	—	(223)
Payments of debt issuance costs	—	(1,566)
Net cash used in financing activities	(210,804)	(208,340)
Net decrease in cash and cash equivalents before translation effect	(13,687)	(16,934)
Translation effect on cash	(85)	(139)
Cash and cash equivalents—beginning of period	36,784	43,676
Cash and cash equivalents—end of period	$23,012	$26,603

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$40,241	$56,174
Cash paid for interest	$25,174	$19,518
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$131,517	$112,893
Capital expenditures reclassified from prepaid and other current assets	$52,610	$34,413
Capital expenditures reclassified from finance lease right-of-use assets	$6,894	$—
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
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2024 and December 31, 2023, the results of operations and equity of the Company as of and for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2024. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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
These reclassifications had no effect on the previously reported net income or loss.
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Proppants	$12,984	$17,124
Chemicals	16,224	16,896
Maintenance parts	168,355	171,845
	$197,563	$205,865
During the three months ended September 30, 2024, the Company did not record any write-downs to inventory carrying values. During the nine months ended September 30, 2024, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.0 million. During the year ended December 31, 2023, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $5.8 million.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2024	2023
Land	N/A	$30,507	$29,384
Field services equipment	2-10	2,916,170	2,520,336
Vehicles	4-7	61,861	63,423
Lease equipment	10	163,794	138,781
Buildings and facilities	5-30	177,264	149,876
Mineral reserves	>25	80,463	76,823
Office equipment and furniture	2-7	12,605	11,836
		3,442,664	2,990,459
Less accumulated depreciation and depletion		(1,823,376)	(1,501,685)
		1,619,288	1,488,774
Construction in-progress	N/A	214,926	156,594
Property and equipment, net		$1,834,214	$1,645,368
During the three months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $111.3 million and $99.5 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $332.2 million and $280.9 million, respectively. Depletion expense for the three months ended September 30, 2024 and 2023 was $0.3 million. Depletion expense for the nine months ended September 30, 2024 and 2023 was $0.9 million.
As of September 30, 2024 and December 31, 2023, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of September 30, 2024, the Company classified $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the nine months ended September 30, 2024.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$11,610	$6,444	$30,454	$11,008
Interest on lease liabilities	4,680	1,882	11,973	3,271
Operating lease cost	9,254	9,924	26,945	30,562
Variable lease cost	1,499	1,415	4,887	3,932
Short-term lease cost	543	1,954	2,425	6,359
Total lease cost, net	$27,586	$21,619	$76,684	$55,132

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,101	$11,076	$26,898	$31,336
Finance leases	18,699	7,288	46,428	13,749
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,552	11,747	14,252	28,667
Finance leases	47,475	88,125	128,980	105,298
During the nine months ended September 30, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off a de minimis amount of operating lease right-of-use assets and liabilities. Additionally, the Company recognized finance lease right-of-use assets of $4.4 million and liabilities of $4.3 million. There was no gain or loss recognized as a result of these amendments. During the nine months ended September 30, 2023, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	3.9 years	4.3 years
Finance leases	3.3 years	3.3 years
Weighted-average discount rate:
Operating leases	6.6%	6.0%
Finance leases	7.4%	8.0%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of September 30, 2024 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2024	$20,085	$8,220
2025	80,451	32,526
2026	82,569	21,719
2027	52,062	11,920
2028	53,336	3,871
Thereafter	21,071	12,675
Total lease payments	309,574	90,931
Less imputed interest	(42,213)	(10,220)
Total	$267,361	$80,711

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2024 is $12.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
Lessor Arrangements
The Company leases dry and wet sand containers, conveyor belts, and other equipment to customers through operating leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. The lease agreements do not include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value. However, some of the leases contain a termination clause in which the customer can cancel the contract. The leases can be subject to variable lease payments if the customer requests more units than what is agreed upon in the lease. The Company does not record any lease assets or liabilities related to these variable items.
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of September 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Equipment leased to others - at original cost	$163,794	$138,781
Less: Accumulated depreciation	(38,098)	(25,819)
Equipment leased to others - net	$125,696	$112,962
Future payments receivable for operating leases as of September 30, 2024 are as follows:

($ in thousands)
Remainder of 2024	$1,690
2025	5,412
2026	2,239
2027	—
2028	—
Thereafter	—
Total	$9,341
Revenues from operating leases for the three and nine months ended September 30, 2024 were $11.1 million and $28.9 million, respectively. Revenues from operating leases for the three and nine months ended September 30, 2023 were $9.6 million and $27.8 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Accrued vendor invoices	$78,531	$99,620
Operations accruals	67,236	61,150
Accrued benefits and other	94,874	100,296
	$240,641	$261,066
Note 7—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Revolving Line of Credit	$123,000	$140,000
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
The weighted average interest rate on all borrowings outstanding as of September 30, 2024 and December 31, 2023 was 6.9% and 7.6%, respectively.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of September 30, 2024, the borrowing base was calculated to be $459.7 million, and the Company had $123.0 million outstanding in addition to letters of credit in the amount of $7.4 million, with $329.3 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “Credit Agreement”). Additionally, borrowings as of September 30, 2024 incurred interest at a weighted average rate of 6.9%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
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
The Company was in compliance with these covenants as of September 30, 2024.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of debt are as follows:

($ in thousands)
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	123,000
Thereafter	—
$123,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2024 and 2023.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. These financial instruments do not require disclosure by level. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on September 30, 2024 and December 31, 2023.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on September 30, 2024 and December 31, 2023, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on September 30, 2024 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on September 30, 2024 and December 31, 2023, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on September 30, 2024 and December 31, 2023, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024, the Company recorded $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties that met the held for sale criteria, to assets held for sale at a total fair value of $3.4 million, which are included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the two properties, which is a Level 3 input. The Company estimates that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the nine months ended September 30, 2024.
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
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2024 and December 31, 2023, the Company had cash equivalents, measured at fair value, of $0.3 million.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of September 30, 2024, the fair value of the investment was estimated at $16.6 million. The change in Oklo’s fair value resulted in an unrealized loss of $0.8 million and an unrealized gain of $6.6 million during the three and nine months ended September 30, 2024, respectively, included in unrealized loss (gain) on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran executed an Initial Public Offering (“IPO”) and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s IPO by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of September 30, 2024, the fair value of the investment was estimated at $18.2 million. The change in Tamboran’s fair value resulted in an unrealized loss of $1.9 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, included in unrealized loss (gain) on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of September 30, 2024 and December 31, 2023 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $23.0 million and $36.8 million as of September 30, 2024 and December 31, 2023, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of September 30, 2024, customer A accounted for 13% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2023, no customers accounted for more than 10% of total consolidated accounts receivable and unbilled revenue. During the three months ended September 30, 2024 and 2023, no customers accounted for more than 10% of

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consolidated revenues. During the nine months ended September 30, 2024, customer B accounted for 12% of consolidated revenues. During the nine months ended September 30, 2023, customer A accounted for 11% of consolidated revenues. No other customers accounted for more than 10% of revenues during the respective periods.
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
As of September 30, 2024 and December 31, 2023, the Company had $0.9 million in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2023	$939
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on September 30, 2024	$939

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	2,985,218	$13.90
Granted	1,513,894	19.44
Vested	(1,425,820)	13.44
Forfeited	(63,226)	14.70
Outstanding as of September 30, 2024	3,010,066	$16.89
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	1,339,568	$13.49
Granted	345,015	17.52
Vested	(584,720)	12.95
Forfeited	—	—
Outstanding as of September 30, 2024	1,099,863	$15.04
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $8.1 million and $22.3 million for the three and nine months ended September 30, 2024, respectively. The Company recognized stock-based compensation of $8.6 million and $23.7 million for the three and nine months ended September 30, 2023, respectively. There was approximately $46.4 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2024. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024, June 20, 2024, and September 20, 2024 to stockholders of record as of March 6, 2024, June 6, 2024, and September 6, 2024, respectively. During the three and nine months ended September 30, 2024, dividend payments totaled $11.5 million and $34.7 million, respectively.
The Company paid cash dividends of $0.05 per share of Class A Common Stock on March 20, 2023, June 20, 2023, and September 20, 2023 to stockholders of record as of March 6, 2023, June 6, 2023, and September 6, 2023, respectively. During the three and nine months ended September 30, 2023, dividend payments totaled $8.4 million and $25.8 million, respectively.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.6 million for the nine months ended September 30, 2024. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2023 vesting date, which totaled $0.2 million for the nine months ended September 30, 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company had $1.2 million and $1.0 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividends are not paid on forfeited RSUs or PSUs.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. Additionally, on January 24, 2023 the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.
Share repurchases and retirements under the share repurchase program for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share count and per share data)	2024	2023	2024	2023
Shares of Class A Common Stock	1,939,072	1,784,899	4,739,041	11,673,886
Value of shares repurchased	$39,350	$29,279	$99,093	$164,021
Average price per share including commissions	$20.29	$16.40	$20.91	$14.05
As of September 30, 2024, $322.9 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), the Company accrued stock repurchase excise tax of $0.7 million and $1.5 million, respectively, for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company had excise tax payables of $2.5 million and $1.9 million, respectively, in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$73,804	$148,608	$264,117	$463,934
Denominator:
Basic weighted average common shares outstanding	164,741	169,781	165,755	173,135
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.45	$0.88	$1.59	$2.68
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$73,804	$148,608	$264,117	$463,934
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	—	—	71
Diluted net income attributable to Liberty Energy Inc. stockholders	$73,804	$148,608	$264,117	$464,005
Denominator:
Basic weighted average shares outstanding	164,741	169,781	165,755	173,135
Effect of dilutive securities:
Restricted stock units	3,854	4,203	4,192	4,121
Class B Common Stock	—	—	—	28
Diluted weighted average shares outstanding	168,595	173,984	169,947	177,284
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.44	$0.85	$1.55	$2.62
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2024 was 23.5%, compared to 24.6% for the period ended September 30, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized income tax expense of $22.2 million and $81.2 million during the three and nine months ended September 30, 2024, respectively. The Company recognized income tax expense of $49.8 million and $151.7 million during the three and nine months ended September 30, 2023, respectively.
During the three months ended September 30, 2024, the Company entered into a Tax Credit Transfer Agreement (“TCTA”) with a third-party seller, pursuant to which the Company agreed to purchase up to $40.0 million of transferable tax credits under the Inflation Reduction Act. The benefit for the federal income tax credits purchased has been recognized as part of the Company’s overall effective annual tax rate.
As of September 30, 2024 and December 31, 2023, the Company recognized a net deferred tax liability in the amount of $102.3 million. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
On January 31, 2023, the last redemption of the Liberty LLC Units occurred. As such, the Company recorded an increase of $7.8 million of deferred tax assets for the impact of the adopted plan of merger of Liberty LLC into the Company. Additionally, exchanges of Liberty LLC Units and shares of Class B Common Stock resulted in a net increase of $0.7 million in deferred tax assets, and an increase of $0.6 million in amounts payable under the TRAs, all of which was recorded through equity during the nine months ended September 30, 2023.
As of September 30, 2024, the Company’s liability under the TRAs was $112.4 million of which $37.4 million is payable within the next 12 months, and $75.0 million thereafter. The Company made TRA payments of $5.2 million for the nine months ended September 30, 2024.
As of December 31, 2023, the Company’s liability under the TRAs was $117.7 million, of which $5.2 million was presented as a current liability, and $112.5 million was presented as a long-term liability. The Company did not make any TRA payments for the nine months ended September 30, 2023.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $9.9 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively, and $27.9 million and $24.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Franklin Mountain Energy, LLC
A member of the board of directors of the Company, Audrey Robertson, serves as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the three and nine months ended September 30, 2024, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $26.6 million and $79.7 million, respectively. During the three and nine months ended September 30, 2023, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $61.2 million and $128.0 million, respectively.
Amounts included in unbilled revenue from Franklin Mountain as of September 30, 2024 and December 31, 2023 were $4.0 million and $13.4 million, respectively. Receivables from Franklin Mountain as of September 30, 2024 and December 31, 2023 were $0.0 million and $12.1 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate was no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the period January 1, 2024 through March 13, 2024, and the three and nine months ended September 30, 2023, were $11.1 million, $18.4 million, and $33.5 million, respectively.
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
During the period January 1, 2024 through March 13, 2024, and the three and nine months ended September 30, 2023, interest income from the Affiliate was $0.5 million, $0.5 million, and $1.3 million, respectively.
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Chris Wright, the Company’s Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $0.8 million and an unrealized gain of $6.6 million, respectively, included in unrealized loss (gain) on investments, net in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024, the fair value of the Company’s investment using Level 1 inputs was $16.6 million. The Company was not party to any other transactions with Oklo during the three and nine months ended September 30, 2024, and 2023.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of September 30, 2024 and December 31, 2023, the agreements provide pricing and committed supply sources for the Company to purchase 463,500 tons and 1,854,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2024.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2024	$36,572
2025	12,960
2026	—
2027	—
2028	—
Thereafter	—
$49,532
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $2.8 million and $5.4 million for the remainder of 2024 and the year ended 2025, respectively. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2024 are $2.7 million of payments expected to be made in the fourth quarter of 2024 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2024 and 2023:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—June 30, 2024	165,332	—	$1,653	$—	$1,027,939	$918,836	$(11,533)	$1,936,895
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,726)	—	(11,726)
Share repurchases	(1,939)	—	(19)	—	(39,331)	—	—	(39,350)
Excise tax on share repurchases	—	—	—	—	(393)	—	—	(393)
Stock-based compensation expense	—	—	—	—	8,121	—	—	8,121
Currency translation adjustment	—	—	—	—	—	—	1,647	1,647
Net income	—	—	—	—	—	73,804	—	73,804
Balance—September 30, 2024	163,393	—	$1,634	$—	$996,336	$980,914	$(9,886)	$1,968,998

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—June 30, 2023	170,393	$—	$1,704	$—	$1,146,130	$531,974	$(5,867)	$1,673,941
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	(1,204)	—	—	(1,204)
$0.05/share of Class A Common Stock dividend	—	—	—	—	—	(8,658)	—	(8,658)
Share repurchases	(1,785)	—	(18)	—	(29,261)	—	—	(29,279)
Excise tax on share repurchases	—	—	—	—	(293)	—	—	(293)
Stock-based compensation expense	—	—	—	—	8,595	—	—	8,595
Currency translation adjustment	—	—	—	—	—	—	(3,148)	(3,148)
Net income	—	—	—	—	—	148,608	—	148,608
Balance—September 30, 2023	168,608	—	1,686	—	1,123,967	671,924	(9,015)	$1,788,562

Note 16—Subsequent Events
On October 15, 2024, the Company’s board of directors approved a quarterly dividend of $0.08 per share of Class A Common Stock to be paid on December 20, 2024 to holders of record as of December 6, 2024.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to over 40 active fleets as of September 30, 2024. We provide our services primarily in the Permian Basin, the Williston Basin, the Eagle Ford Shale, the Haynesville Shale, the Appalachian Basin (Marcellus Shale and Utica Shale), the Western Canadian Sedimentary Basin, the DJ Basin, and the Anadarko Basin. Our operations also extend to a few smaller shale basins, including the Uinta Basin, the Powder River Basin, and the San Juan Basin, as well as to two sand mines in the Permian Basin.
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
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps and other complementary equipment (together “digiTechnologies℠”), our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; and (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends and Outlook
The oil markets reflect uncertainty across the global economy, OPEC+ production plans, Chinese economic growth, and Middle East geopolitical dynamics. However, global demand for oil is expected to grow by approximately one million barrels of oil per day in 2024 and is forecasted to do the same again in 2025. While global oil production may be in a surplus in 2025, oil prices are expected to remain relatively rangebound and supportive of North American E&P activity.
With respect to natural gas markets, producer curtailments and domestic power generation demand have led to recent increases in natural gas prices after storage congestion concerns eased. However, higher prices may not be sustained should they incentivize reversal of curtailments. The commissioning of LNG export facilities in the U.S. and Canada is expected to stimulate gas activity in 2025 and support natural gas demand.

Elevated uncertainty in energy markets has further left operators reluctant to accelerate completions activity in advance of the new year. Completions activity is expected to increase in early 2025 to support flattish E&P oil & gas production targets. Since late 2023, U.S. crude oil production has been relatively flat and would likely decline if current completions activity levels persist. Frac industry dynamics are poised to improve in 2025 from today’s levels.
Soft year end frac activity levels are pressuring prices in the near term to levels that are inconsistent with the anticipated market demand and supply of horsepower in 2025. It is important that service prices support investment, especially given aging equipment, industry underinvestment in next generation technologies, and growing fleet sizes.
During the third quarter of 2024, the posted WTI price traded at an average of $76.43 per barrel (“Bbl”), as compared to the third quarter of 2023 average of $82.25 per Bbl, and the second quarter of 2024 average of $81.81 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 772 rigs reported in the third quarter of 2024, down from the third quarter of 2023 of 817, but up from the second quarter of 2024 of 716, according to a report from Baker Hughes.
Results of Operations
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	Three months ended September 30,
Description	2024	2023	Change
	(in thousands)
Revenue	$1,138,578	$1,215,905	$(77,327)
Cost of services, excluding depreciation, depletion, and amortization shown separately	840,274	850,247	(9,973)
General and administrative	58,614	55,040	3,574
Transaction and other costs	—	202	(202)
Depreciation, depletion, and amortization	126,395	108,997	17,398
Loss (gain) on disposal of assets	6,017	(3,808)	9,825
Operating income	107,278	205,227	(97,949)
Other expense, net	11,316	6,776	4,540
Net income before income taxes	95,962	198,451	(102,489)
Income tax expense	22,158	49,843	(27,685)
Net income	73,804	148,608	(74,804)
Revenue
Our revenue decreased $77.3 million, or 6.4%, to $1.1 billion for the three months ended September 30, 2024 compared to $1.2 billion for the three months ended September 30, 2023. The decrease in revenue was attributable to a decrease in service and materials pricing, partially offset by higher activity levels primarily from increased fleet efficiency.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $10.0 million, or 1.2%, to $840.3 million for the three months ended September 30, 2024 compared to $850.2 million for the three months ended September 30, 2023. The decrease in expense was primarily related to decreases in materials costs and lower repairs and maintenance costs, partially offset by increased personnel costs related to higher activity levels discussed above.
General and Administrative
General and administrative expenses increased $3.6 million, or 6.5%, to $58.6 million for the three months ended September 30, 2024 compared to $55.0 million for the three months ended September 30, 2023. The increase was primarily attributable to increased corporate costs to support our additional service offerings, partially offset by a decrease in cash incentive and stock-based compensation expense due to lower operating results compared to the prior year period.
Transaction and Other Costs
Transaction and other costs decreased $0.2 million, or 100.0%, as the Company did not incur such costs for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023. The costs incurred during the three months ended September 30, 2023 primarily consisted of due diligence work for the Siren Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.

Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $17.4 million, or 16.0%, to $126.4 million for the three months ended September 30, 2024 compared to $109.0 million for the three months ended September 30, 2023. The increase during the three months ended September 30, 2024 was due to additional equipment placed in service since the prior year period, including equipment related to the deployment of our digiTechnologiesSM.
Loss (gain) on Disposal of Assets
The Company recorded a loss on disposal of assets of $6.0 million for the three months ended September 30, 2024 compared to a gain of $3.8 million for the three months ended September 30, 2023. The loss for the three months ended September 30, 2024 related to the disposal of used older technology field equipment that was no longer operational. The gain for the three months ended September 30, 2023 primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market.
Other Expense, net
Other expense, net increased by $4.5 million, or 67.0%, to $11.3 million for the three months ended September 30, 2024 compared to $6.8 million for the three months ended September 30, 2023. Other expense, net is comprised of unrealized loss on investments, net, interest expense, net, and interest income—related party. The Company recorded an unrealized loss on investments, net of $2.7 million related to two equity investments measured at fair value during the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. Interest expense, net increased $1.3 million as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $22.2 million for the three months ended September 30, 2024, an effective rate of 23.1%, compared to $49.8 million for the three months ended September 30, 2023, an effective rate of 25.1%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

	Nine months ended September 30,
Description	2024	2023	Change
	(in thousands)
Revenue	$3,371,587	$3,672,970	$(301,383)
Cost of services, excluding depreciation, depletion, and amortization shown separately	2,458,752	2,572,119	(113,367)
General and administrative	169,300	166,110	3,190
Transaction and other costs	—	1,804	(1,804)
Depreciation, depletion, and amortization	372,886	303,093	69,793
Loss (gain) on disposal of assets	6,105	(6,981)	13,086
Operating income	364,544	636,825	(272,281)
Other expense, net	19,241	21,142	(1,901)
Net income before income taxes	345,303	615,683	(270,380)
Income tax expense	81,186	151,658	(70,472)
Net income	264,117	464,025	(199,908)
Less: Net income attributable to non-controlling interests	—	91	(91)
Net income attributable to Liberty Energy Inc. stockholders	$264,117	$463,934	$(199,817)
Revenue
Our revenue decreased $301.4 million, or 8.2%, to $3.4 billion for the nine months ended September 30, 2024 compared to $3.7 billion for the nine months ended September 30, 2023. The decrease in revenue was attributable to a decrease in service and materials pricing, partially offset by higher activity levels primarily from increased fleet efficiency.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $113.4 million, or 4.4%, to $2.5 billion for the nine months ended September 30, 2024 compared to $2.6 billion for the nine months ended September 30, 2023. The decrease in expense was primarily related to decreases in materials costs and lower repairs and maintenance costs, partially offset by increased personnel costs related to higher activity levels discussed above.
General and Administrative
General and administrative expenses increased $3.2 million, or 1.9%, to $169.3 million for the nine months ended September 30, 2024 compared to $166.1 million for the nine months ended September 30, 2023. The increase was primarily attributable to increased corporate costs to support our additional service offerings, partially offset by a decrease in cash incentive and stock-based compensation expense due to lower operating results compared to the prior year period.
Transaction and Other Costs
Transaction and other costs decreased $1.8 million, or 100.0%, as the Company did not incur such costs for the nine months ended September 30, 2024 compared to $1.8 million for the nine months ended September 30, 2023. The costs incurred during the nine months ended September 30, 2023 primarily consisted of due diligence work for the Siren Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $69.8 million, or 23.0%, to $372.9 million for the nine months ended September 30, 2024 compared to $303.1 million for the nine months ended September 30, 2023. The increase in the nine months ended September 30, 2024 was due to additional equipment placed in service since the prior year period, including equipment related to the deployment of our digiTechnologiesSM.

Loss (gain) on disposal of assets
The Company recognized a loss on disposal of assets of $6.1 million for the nine months ended September 30, 2024 compared to a gain of $7.0 million for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024 related to the disposal of used older technology field equipment that was no longer operational. The gain for the nine months ended September 30, 2023 primarily related to sales of used field equipment and light duty trucks in a strong used vehicle and equipment market.
Other Expense, net
Other expense, net decreased by $1.9 million to $19.2 million for the nine months ended September 30, 2024 compared to $21.1 million for the nine months ended September 30, 2023. Other expense, net is comprised of unrealized gain on investments, net, interest expense, net, and interest income—related party. The Company recorded an unrealized gain on investments, net of $4.5 million related to two equity investments measured at fair value during the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. Interest expense, net increased $1.8 million as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.8 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $81.2 million for the nine months ended September 30, 2024, an effective rate of 23.5%, compared to $151.7 million for the nine months ended September 30, 2023, an effective rate of 24.6%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, gain or loss on the disposal of assets, bad debt reserves, transaction and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the unrealized gain or loss on investments, net, and other non-recurring expenses that management does not consider in assessing ongoing performance.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2024	2023	Change	2024	2023	Change
	(in thousands)
Net income	$73,804	$148,608	$(74,804)	$264,117	$464,025	$(199,908)
Depreciation, depletion, and amortization	126,395	108,997	17,398	372,886	303,093	69,793
Interest expense, net	8,589	6,776	1,813	23,715	21,142	2,573
Income tax expense	22,158	49,843	(27,685)	81,186	151,658	(70,472)
EBITDA	$230,946	$314,224	$(83,278)	$741,904	$939,918	$(198,014)
Stock-based compensation expense	8,121	8,595	(474)	22,318	23,738	(1,420)
Loss (gain) on disposal of assets	6,017	(3,808)	9,825	6,105	(6,981)	13,086
Unrealized loss (gain) on investments, net	2,727	—	2,727	(4,474)	—	(4,474)
Transaction and other costs	—	202	(202)	—	1,804	(1,804)
Fleet start-up and lay-down costs	—	—	—	—	2,082	(2,082)
Adjusted EBITDA	$247,811	$319,213	$(71,402)	$765,853	$960,561	$(194,708)
EBITDA was $230.9 million for the three months ended September 30, 2024 compared to $314.2 million for the three months ended September 30, 2023. Adjusted EBITDA was $247.8 million for the three months ended September 30, 2024 compared to $319.2 million for the three months ended September 30, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and partially offset by changes in activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023.
EBITDA was $741.9 million for the nine months ended September 30, 2024 compared to $939.9 million for the nine months ended September 30, 2023. Adjusted EBITDA was $765.9 million for the nine months ended September 30, 2024 compared to $960.6 million for the nine months ended September 30, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and partially offset by changes in activity levels as described above under the captions Revenue, Cost of Services, and General and Administrative for the Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility (as defined below). We expect to fund operations and organic growth with these sources. We monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $13.8 million to $23.0 million as of September 30, 2024 compared to $36.8 million as of December 31, 2023, while working capital excluding cash and current liabilities under lease arrangements decreased $101.5 million.
As of September 30, 2024, the Company had one credit agreement outstanding, a revolving line of credit up to $525.0 million (the “ABL Facility”). The ABL Facility is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of September 30, 2024, the borrowing base was calculated to be $459.7 million, and the Company had $123.0 million outstanding, in addition to letters of credit in the amount of $7.4 million, with $329.3 million of remaining availability.

The ABL Facility contains covenants that restrict our ability to take certain actions. As of September 30, 2024, we were in compliance with all debt covenants.
See Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of September 30, 2024, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the three and nine months ended September 30, 2024, the Company repurchased and retired shares of Class A Common Stock for $39.4 million and $99.1 million, respectively, under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$652,082	$719,841	$(67,759)
Net cash used in investing activities	(454,965)	(528,435)	73,470
Net cash used in financing activities	(210,804)	(208,340)	(2,464)
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2024 and 2023
Operating Activities. Net cash provided by operating activities was $652.1 million for the nine months ended September 30, 2024, compared to $719.8 million for the nine months ended September 30, 2023. The $67.8 million decrease in cash from operating activities is primarily attributable to a $301.4 million decrease in revenues, offset by a $179.9 million decrease in cash operating expenses, interest expense, net, and income tax, and a $10.6 million decrease in cash from changes in working capital for the nine months ended September 30, 2024, compared to a $64.3 million decrease in cash from changes in working capital for the nine months ended September 30, 2023.
Investing Activities. Net cash used in investing activities was $455.0 million for the nine months ended September 30, 2024, compared to $528.4 million for the nine months ended September 30, 2023. Cash used in investing activities was lower during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the Siren Acquisition, modestly higher capital spending in the prior year period, and lower proceeds from asset sales, partially offset by equity investments in the current year period. The Company purchased Siren Energy for $75.7 million in cash, net of cash received, during the nine months ended September 30, 2023. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the acquisition. Investments in equipment, including the new digiTechnologiesSM suite and capitalized maintenance of existing equipment decreased $17.7 million, from $465.2 million for the nine months ended September 30, 2023 to $447.5 million for the nine months ended September 30, 2024. Proceeds from asset sales decreased $13.8 million, from $22.4 million to $8.6 million as the Company benefited from strong used vehicle and equipment markets in the prior period. Finally, during the nine months ended September 30, 2024, the Company spent $16.1 million for equity investments in Tamboran Resources Corporation, Empire Energy Group Ltd., and Falcon Oil & Gas Ltd, compared to $10.0 million for an equity investment in Oklo Inc. during the nine months ended September 30, 2023.

Financing Activities. Net cash used in financing activities was $210.8 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $208.3 million for the nine months ended September 30, 2023. The $2.5 million increase in cash used in financing activities was primarily due to a $24.0 million increase in cash paid for finance leases, a $10.4 million increase in cash tax withholding on restricted stock unit vestings, and a $9.3 million increase in dividends paid, combined with net repayment of borrowings of $17.0 million during the current year period compared to $3.3 million in net borrowings during the prior year, offset by a $64.9 million decrease in share repurchases for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of September 30, 2024 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of September 30, 2024, except for purchase commitments under supply agreements of $36.6 million payable within 2024, and $13.0 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. During the three and nine months ended September 30, 2024, the Company expanded its equipment lease facilities resulting in the addition of $47.5 million and $129.0 million, respectively, in new finance lease obligations. The term on these new leases range from three to five years.
There have been no other material changes to cash requirements since the year ended December 31, 2023.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2024 was 23.5% compared to 24.6%, for the period ended September 30, 2023. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation. The Company recognized an income tax expense of $22.2 million and $81.2 million during the three and nine months ended September 30, 2024, respectively, and $49.8 million and $151.7 million for the three and nine months ended September 30, 2023, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2024 and December 31, 2023, the Company’s net deferred tax liabilities were $102.3 million.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three and nine months ended September 30, 2024, the Company recorded a foreign currency translation gain of $1.6 million and loss of $3.8 million, respectively, to comprehensive income. For the three and nine months ended September 30, 2023, the Company recorded foreign currency translation losses of $3.1 million and $1.6 million, respectively, to comprehensive income.
During the nine months ended September 30, 2024, the Company formed a subsidiary in Australia, and will use the Australian dollar as the functional currency for such subsidiary’s operations. The Australian subsidiary does not have any material assets or liabilities as of September 30, 2024 and did not generate material revenues or expenses during the nine months ended September 30, 2024, as such there was no notable impact of changes in the Australian dollar to U.S. dollar exchange rate in the financial statements of Company as of and for the nine months ended September 30, 2024.
Other exposures to market risk have not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 - July 31, 2024	250,697	$22.11	250,697	$356,700,007
August 1, 2024 - August 31, 2024	1,033,960	$20.50	1,033,960	$335,505,660
September 1, 2024 - September 30, 2024	654,415	$19.22	654,415	$322,929,982
Total	1,939,072	$20.27	1,939,072	$322,929,982
(1) On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. Additionally, on January 24, 2023, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. All amounts give effect to such cumulative increases of the repurchase authorization. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $20.27 was calculated excluding commissions.
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
Item 5. Other Information
On September 12, 2024, Michael Stock, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 175,000 shares of our Class A Common Stock between January 2, 2025 and July 31, 2025.

During the quarter ended September 30, 2024, none of our directors or executive officers, other than Mr. Stock, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Signature
/s/ Christopher A. Wright
Date:	October 17, 2024	By:	Christopher A. Wright
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Stock
Date:	October 17, 2024	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 17, 2024	By:	Ryan T. Gosney
Chief Accounting Officer (Principal Accounting Officer)