Form 10-K
period 2024-12-31
Liberty Energy Inc.
filed 2025-02-06
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $3.3 billion, determined using the per share closing price on the New York Stock Exchange on that date of $20.89. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2025, the Registrant had 161,923,807 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, future global economic conditions, the impact of worldwide political, military and armed conflict, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in this Annual Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Lium, LLC (“Lium Research”) as of December 31, 2024, and industry content and figures provided by Baker Hughes Co. (“Baker Hughes”) as of December 31, 2024. Neither Lium Research nor Baker Hughes is a member of the Financial Industry Regulatory Authority or the Securities Investor Protection Corporation and neither is a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.
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

ii

PART I

As used in this Annual Report, except as otherwise indicated or required by the context, all references in this Annual Report to (i) the “Company,” “Liberty,” “we,” “us” and “our” refer to Liberty Energy Inc. and its consolidated subsidiaries; and (ii) “Liberty LLC” refer to Liberty Oilfield Services New HoldCo LLC.
Item 1. Business
Our Company
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
Our areas of operations are in all of the most active shale basins in North America, including the Permian Basin, the Williston Basin, the Haynesville Shale, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Western Canadian Sedimentary Basin, the Powder River Basin, and the Appalachian Basin (Marcellus Shale and Utica Shale). Our operations also extend to a few smaller shale basins, including the Anadarko Basin, the Uinta Basin, the San Juan Basin, as well as the Beetaloo Basin in Northern Territory, Australia. The breadth of our operational footprint provides us an opportunity to leverage our fixed costs and to efficiently reposition our equipment in response to customer requirements.
Areas of North American Operations
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
Our hydraulic fracturing fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, engines, transmissions, radiators and other supporting equipment (including power generation units for electric fleets) that are typically mounted on trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high-pressure fracturing iron, which are necessary to perform a typical hydraulic fracturing job, as a “fleet,” and the personnel assigned to each fleet as a “crew.” The size of each fleet and crew can vary depending on the requirements of each job design.
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
We are a leading provider of last-mile proppant delivery solutions, including proppant handling equipment and logistics software across North America. We offer innovative environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions. We believe that our wet sand handling technology is a key enabler of the next step of cost and emissions reductions in the proppant industry. We also offer customers the latest real-time logistics software, PropConnect™, as a hosted software as a service.
We also own and operate Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. On April 6, 2023, LPI expanded its footprint with the acquisition of Siren Energy & Logistics, LLC (“Siren” and such acquisition, the “Siren Acquisition”), a Permian focused integrated natural gas compression and CNG delivery business that we have since expanded to other basins. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable CNG fueling services, which are critical to maintaining highly efficient well site operations. Through 2024, LPI was primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield. In January 2025, we announced LPI’s expansion into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac pumps into other areas inside and outside of the oilfield.
Our operations are organized into a single business segment, which consists of hydraulic fracturing services, including wireline, proppant delivery and goods, including our Permian Basin sand mines, and natural gas compression and delivery, and we have one reportable geographical segment, North America. We have grown from one active hydraulic fracturing fleet as of December 2011 to approximately 40 active fleets as of December 31, 2024. We are focused on providing “next-generation” frac fleets and technologies to assist our customers with completing their wells in an efficient and responsible manner.
Our founders and management are pioneers in the development of data-driven hydraulic fracturing technologies for application in shale plays. Prior to founding the Company, several members of the senior executive management team founded and built Pinnacle Technologies, Inc. (“Pinnacle Technologies”) into a leading fracturing technology company. In 1992, Pinnacle Technologies developed the first commercial hydraulic fracture mapping technologies, analytical tools that played a major role in launching the shale revolution. Our extensive experience with fracture technologies and customized fracture design has enabled us to develop new technologies and processes that provide our customers with real-time solutions that significantly enhance their completions. These technologies include hydraulic fracture propagation models, reservoir engineering tools, large, proprietary shale production databases and multi-variable statistical analysis techniques. Taken together, these technologies have enabled us to be a leader in hydraulic fracture design innovation and application. Our management team has an average of over 20 years of energy services experience.
We believe technical innovation and strong relationships with our customers and suppliers distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps and other complementary equipment, including power generation units (together “digiTechnologies℠”), our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; and (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Leadership Updates
On February 3, 2025, Christopher A. Wright, our Chief Executive Officer and Chairman of the Board, was confirmed to the position of Secretary of Energy of the United States and resigned from his positions as Chairman of the Board, Director, and Chief Executive Officer of the Company. Also, on February 3, 2025, in accordance with the Company’s succession plan, the Board appointed William Kimble as the non-executive Chairman of the Board and Ron Gusek as the Company’s Chief Executive Officer and Director. Lastly, on January 22, 2025, the Board approved an increase to the size of the Board from nine to 10 directors and appointed Arjun Murti to fill the newly created vacancy.
Focused on Continuous Improvement
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
•In October 2021, we became a leading provider of last-mile proppant delivery solutions including proppant handling equipment and logistics software. We offer innovative, environmentally friendly technology with optimized dry and wet sand containers and wellsite proppant handling equipment that drive logistics efficiency and reduce noise and emissions.
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
•In 2023, we commenced deployment of digiFleetsSM, comprised of digiFrac and digiPrime pump technology along with other complementary equipment from our digiTechnologiesSM suite. This deployment also included mobile generation units to provide the needed electricity to power our digiFrac pumps in remote locations.
•In 2024, the Bettering Human Lives Foundation, a non-profit organization dedicated to improving the well-being of communities worldwide with an early focus on promoting clean cooking solutions, supported two companies in Kenya and Ghana to convert schools from burning firewood to liquid petroleum gas. During 2024, we made charitable contributions of $0.9 million to the Bettering Human Lives Foundation.
•The third edition of Liberty’s Bettering Human Lives report, emphasizing energy’s central role in human lives, was released in February 2024. Over 30,000 copies of the report have been distributed worldwide to date.
•In January 2025, we announced LPI’s expansion into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac pumps into other areas inside and outside of the oilfield.
Furthermore, we are continuously committed to engagement in our communities. We provide K-12 scholarships to low-income children through Alliance for Choice in Education, and we proudly fund a Liberty Scholars program at Montana Technological University to enable lower-income students to obtain a college education. In total, over 100 students received Liberty scholarships across the U.S. and Canada in 2024. In addition to our educational initiatives, we have targeted outreach to organizations focused on veterans, poverty abatement, low-income housing, criminal justice reform, and job opportunities for those who had a disadvantaged start in life.
In 2024, we created a charitable giving committee to facilitate communication across all areas of Liberty operations and direct support to organizations where our employees live and work. In 2021, we launched Love, Liberty, our corporate matching program, to double our impact and encourage our employees to get involved in their communities. In 2024, Liberty processed over 200 match requests to nearly 50 different organizations, totaling nearly $40,000 in matching contributions.
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
Intellectual Property
Over the last several years and in connection with the acquisition of Siren, and others in prior periods, we have significantly invested in our research and technology capabilities. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. A cornerstone of our technological advantage is a series of proprietary databases of U.S. unconventional wells that include production data, completion designs and reservoir characteristics. We utilize these databases to perform multi-variable statistical analysis that generates differential insight into fracture design optimization to enhance our customers’ production economics. Our emphasis on data analytics is also deployed during job execution through the use of real-time feedback on variables that maximizes customer returns by improving cost-effective hydraulic fracturing operations.
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

Human Capital Management
As of December 31, 2024, we had approximately 5,700 employees and no unionized labor. We believe we have good relations with our employees and that one of our key competitive advantages is our people. Our highly trained, experienced and motivated employees are critical to delivering our hydraulic fracturing services. Taking care of our employees is one of our top priorities, and we continually invest in hiring, training and retaining the employees we believe to be the best in our field. We consistently assess the current business environment and labor market to refine our compensation and benefits programs in order to attract and retain top talent in our industry. We strive to promote from within our existing employee base to manage new hydraulic fracturing fleets and organically grow our operating expertise. This organic growth is essential in achieving the expertise and level of customer service we strive to provide each of our customers. As a result, we plan to continue to invest in our employees through both personal and professional training to attract and retain the best individuals in our areas of operation. Overall, we focus on individual contributions and team success to foster a culture built around operational excellence and superior safety.
Health and Safety
Our people are our most important asset and ensuring their safety and the safety of those around them is the most important thing we do. Making certain that the Liberty team is well trained to handle the complexities of daily field operations, and that their training and competency remains current with the latest technology and standards is a key component. In order to facilitate this training, we have developed the Liberty Frac Academy, a thorough program where employees are trained on various aspects of the Company, from safety in equipment operation to leadership skills. The Liberty Frac Academy not only ensures dissemination of high-quality training material, but also provides a forum for sharing best practices and lessons learned across the Company. As a result, we are among the safest service providers in the industry with a constant focus on Health, Safety and Environmental performance and service quality, as evidenced by an average incident rate that was consistently lower than the industry average from 2022 to 2024. Our employee-centered focus and reputation for safety has enabled us to obtain projects from industry leaders with some of the most demanding safety and operational requirements.
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
Governmental Regulation and Climate Change
As a company with operations primarily in the United States and Canada, we are subject to the laws of both jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among those jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. We are also subject to numerous environmental and regulatory requirements related to our operations. For further information related to such regulation, see the risks described under the heading “Risk Factors” in this Annual Report.
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

U.S. Laws and Regulations
Hazardous Substances and Waste Handling
The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Under guidance issued by the U.S. Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas from the definition of hazardous waste. However, these E&P wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services and adversely affect our business. We cannot guarantee that the EPA will not revisit the exemption of E&P waste or that waste will not become more heavily regulated at the federal or state level.
Comprehensive Environmental Response, Compensation, and Liability Act
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate, and previously owned, leased, or operated numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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
Air Emissions
The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants and other air emissions at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions of certain pollutants or prohibit certain types of emissions management practices. In recent years, the CAA has been used to impose additional stringent requirements upon oil and gas production operations. While many of these rules may not be directly applicable to our business, they are applicable to the business of our customers. Promulgation of stricter permitting or emission control requirements could delay or impair our or our customers’ ability to obtain air emission permits, to develop new wells and to continue to operate existing wells, and result in fewer wells being drilled or redeveloped, causing a decrease in demand for our services. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
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

Hydraulic Fracturing
Our business is clearly dependent on hydraulic fracturing and horizontal drilling activities. As further described herein, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shale. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. There is considerable legislative and regulatory focus on the emissions of methane, which may be released during hydraulic fracturing, chemicals used in the hydraulic fracturing process, the discharge of wastewater from hydraulic fracturing operations and concerns about the triggering of seismic activity by the injection of produced waters into underground wells. The adoption of new or revised legislation or regulation could make it significantly more difficult and/or costly to drill and operate oil and gas wells. If adopted, such legislation or regulation could result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. Given the long-term trend towards increasing regulation, future regulation in the industry remains a possibility.
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
Canadian Laws and Regulations
Companies such as us offering energy services that include hydraulic fracturing, engineering, and wireline services in the Provinces of Alberta and British Columbia in Canada are regulated by both the provincial governments of Alberta and British Columbia (“Province”) and the federal government of Canada (“Canada”). This includes, but is not limited to, regulation related to environmental protection legislation, climate change legislation, fracking legislation, and legislation related to wildlife. In addition to being regulated by the Province and Canada, energy services companies may also be subject to other international, national, and subnational laws, regulations, and policies.
Provincial Legislation
Energy services companies are primarily regulated by provincial governments in Canada. For example, in Alberta, provincial legislation potentially applicable to our Canadian operations includes the Environmental Protection and

Enhancement Act, RSA 2000, e E-12. This Act promotes the protection, enhancement and wise use of the environment, and deals with matters such as air emissions, water discharges, and the handling of hazardous substances and waste control (for example, under the Waste Control Regulation, Alta Reg 192/1996). Other environmental legislation in the Province that applies to energy service companies includes: the Water Act, RSA 2000, c W-3 and associated regulations, under which companies must apply for a license for any water use; and the Wildlife Act, RSA 2000, c W-10 which provides for the protection and conservation of wild animals and endangered species in Alberta.
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
The Alberta Energy Regulator has a number of directives that are applicable to energy services companies, such as Directive 050, updated in November 2024, which addresses salinity ranges for soils that can receive drilling wastes, Directive 058, updated in October 2022, which sets out regulatory requirements for the handling, treatment, and disposal of upstream oilfield waste, and Directive 083, updated in November 2024, which sets out the requirements for managing subsurface integrity associated with hydraulic fracturing, including seismic monitoring in certain areas of Alberta. Other provinces in Canada have their own statutory regime applicable to oilfield service companies.
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
Environmental assessment of major projects in Canada is shared between the federal and provincial governments. The federal environmental assessment legislation, the Impact Assessment Act, SC 2019, c 28, s1, governs approvals for federally regulated projects and was amended in June 2024.

Properties
Properties
Our corporate headquarters are located at 950 17th Street, Suite 2400, Denver, Colorado 80202. We lease our general office space at our corporate headquarters. The lease expires in December 2027. We currently own or lease the following additional principal properties:

District Facility Location	Size	Leased or Owned
Midland, TX	90,000 sq. ft on 35 acres	Owned
Midland, TX	70,000 sq. ft on 12 acres	Owned
Midland, TX	14,000 sq. ft on 22 acres	Owned
Odessa, TX	77,500 sq. ft on 48 acres	Owned
Cibolo, TX	90,000 sq. ft on 34 acres	Owned
Kermit, TX	5,000 acres	Owned
Monahans, TX	3,200 acres	Owned
Magnolia, TX	63,350 sq. ft	Leased (through May 31, 2031)
Magnolia, TX	29,402 sq. ft	Leased (through December 31, 2026)
Orla, TX	4 acres	Leased
Shreveport, LA	215,000 sq ft. on 45 acres	Owned
Cheyenne, WY	115,000 sq. ft on 60 acres	Owned
Henderson, CO	50,000 sq. ft on 13 acres	Leased (through December 31, 2034)
Henderson, CO	96,582 sq. ft on 12 acres	Owned
Briggsdale, CO	7 acres	Leased
Williston, ND	55,000 sq. ft on 50 acres	Owned
Vernal, UT	30,901 sq. ft on 10 acres	Leased (through September 30, 2025)
El Reno, OK	80,000 sq. ft on 33 acres	Owned
Red Deer, AB	170,000 sq. ft on 42 acres	Owned
Grand Prairie, AB	135,000 sq. ft on 40 acres	Owned
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
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region and are supported by our corporate headquarters. For the years ended December 31, 2024, 2023 and 2022, our top five customers collectively accounted for approximately 43%, 34%, and 30% of our revenues, respectively. For the year ended December 31, 2024, Occidental Petroleum Corporation accounted for more than 10% of consolidated revenues. For the years ended December 31, 2023, and 2022, no customers accounted for more than 10% of consolidated revenues.

Suppliers and Raw Materials
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals and hydraulic fracturing equipment and have started to internally design and assemble key pump and maintenance parts. In addition, we have built a strong relationship with the assemblers of our custom-designed hydraulic fracturing fleets and believe we will continue to have timely access to new, high capability fleets as we continue to grow. In 2018, we vertically integrated a supplier of certain major components through the acquisition of ST9 Gas and Oil LLC, which subsequently changed its name to Liberty Advanced Equipment Technologies LLC, and now provides engineering design and packaging for certain equipment used in our operations. In October 2021, we vertically integrated a supplier of our containerized sand and last mile proppant logistics solutions with the acquisition of Proppant Express Solutions LLC. This, along with our two state-of-the-art sand mines in the Permian Basin, help us alleviate the risk of proppant supply shortages.
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
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States and Canada, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company as well as other companies including Patterson-UTI Energy Inc. and ProFrac Holding Corp. In addition, we compete regionally with ProPetro Services, Inc. and other smaller service providers.
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
Various federal, state, local and other applicable legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies but increased scrutiny and regulation by federal agencies does occur. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance regarding the permitting of such activities. Furthermore, the U.S. Bureau of Land Management has previously published rules that established stringent standards relating to hydraulic fracturing on federal and Native American lands. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. These rules have been the subject of ongoing legal challenges. In recent years, the EPA has enacted additional methane rules for new and existing petroleum operations. The EPA rules could make it more difficult and/or costly to drill and operate oil and gas wells. These rules may result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in Congress to provide for further federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.
Moreover, many states and local governments have adopted, or are considering, regulations that impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate, such as Texas, Colorado and North Dakota. States could also elect to place prohibitions on hydraulic fracturing, as several states have already done. In addition, some states have adopted broader sets of requirements related to oil and gas development more generally that could impact hydraulic fracturing activities. For example, the Colorado legislature adopted SB 19-181, which gave greater regulatory authority to local jurisdictions and reoriented the mandate of the Colorado Oil and Gas Conservation Commission to place more emphasis on the protection of human health and the environment. In response, a reconstituted Colorado Oil and Gas Conservation Commission modified its rules to address the requirements of the legislation, adopting increased setback requirements, provisions for assessing alternative sites for well pads to minimize environmental impacts, and consideration to cumulative impacts, among other provisions. The Colorado Department of Public Health and the Environment also finalized rules related to the control of emissions from certain pre-production activities. In Texas, there has been increased pressure on the Railroad Commission (“RRC”) to impose more stringent limitations on the flaring of gas from wells to prevent waste and because of increased concerns related to the environmental effects of flaring. The RRC continues to approve flaring permits, but at least one lawsuit was filed by a pipeline operator challenging the RRC’s flaring approval practices, but the suit was subsequently dismissed without any substantive opinion on the issue of flaring. Environmental groups, local citizens groups and others continue to seek to use a variety of means to force action on additional restrictions on hydraulic fracturing and oil and gas development generally.
Additionally, some states have enacted legislation limiting PFAS usage in certain products or limiting PFAS usage generally. For example, Colorado has banned the use of PFAS in oil and gas products including hydraulic fracturing fluids, drilling fluids and proppants. Should PFAS be in hydraulic fracturing chemicals, this could open up a new front for the regulation of hydraulic fracturing and result in additional exposure to liability for contamination resulting from the use or release of hydraulic fracturing chemicals. Additionally, various regulatory actions have been taken with respect to PFAS, including listing of certain PFAS as hazardous substances under CERCLA, that may result in additional exposure to liability for contamination resulting from the use or release of these chemicals.
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
Businesses and operations of our customers may be carried out on federal lands. As an example, in January 2021, based on a directive from President Biden, the U.S. Department of the Interior issued an order that effectively suspended new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. However, the suspension did not limit existing operations under valid leases.
President Biden followed with an executive order directing the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. The leasing suspension was the subject of several lawsuits, resulting in conflicting decisions on the legality of the lease suspension. While the various lawsuits were pending, in August 2022, Congress passed the IRA 2022 which, among other things, made changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and require several oil and gas lease auctions, including some that had been suspended or cancelled.
Additionally, in November 2021, the U.S. Department of the Interior released a report on the federal oil and gas leasing program, which found that the then current program failed to serve the public interest. The report made several recommendations, including increasing royalty rates and adding new restrictions on what lands are made available for oil and gas development to minimize leasing of lands with low potential for development. The U.S. Department of the Interior promulgated rules in 2024 based on the recommendations. In April 2022, the U.S. Department of the Interior also announced that the U.S. Bureau of Land Management would post notices for significantly reformed onshore lease sales that would promote the public interest in public lands while addressing deficiencies in the current federal oil and gas leasing program. The new lease sales will incorporate many of the recommendations in the U.S. Department of the Interior report on the federal leasing program. Such scheduled sales began in June 2022.
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
Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. During the year 2024, the posted WTI price traded at an average of $76.63 per barrel (“Bbl”), as compared to the 2023 average of $77.58 per

Bbl and the 2022 average of $94.90 per Bbl. During this three-year period, the WTI price fluctuated between a high of $123.64 per Bbl and a low of $66.61 per Bbl. If the prices of oil and natural gas remain or become more volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
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

Incentives to conserve energy or use alternative energy sources, which can be part of climate change programs, may increase the competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) or increase the focus on reducing the use of combustion engines in transportation (such as governmental mandates that ban the sale of new gasoline-powered automobiles). At various Conferences of the Parties of the United Nations Framework Convention on Climate Change, the parties adopted a statement calling for “transitioning away from fossil fuels” and an increased focus on renewable energy capacity and energy efficiency. These actions could, in turn, reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
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
Trucking services can be adversely impacted by traffic congestion, shortage of drivers and weather delays which could hinder our service levels. We have experienced in the past, and we may experience in the future, a shortage of available trucking services in the United States due to the industry not having enough qualified drivers, which impacted our field operations at times. In addition, our field employees are generally required to have a commercial driver’s license (“CDL”) so they can drive trucks and move our frac pumps and other equipment from location to location. Obtaining employees with CDLs can be challenging during times when the trucking industry has driver shortages, as competition for qualified employees is often more intense. If we are unable to obtain trucking services on a timely basis or the services of a sufficient number of field employees with CDLs, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. In particular, the ESA restricts activities that may result in a “take” of endangered or threatened species and provides for substantial penalties in cases where listed species are taken by being harmed. The dunes sagebrush lizard is one example of a species that was recently listed as an endangered species. The State of Texas has filed suit challenging the listing. The dunes sagebrush lizard is found in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas, including areas where our customers operate and our frac sand facilities are located. The listing of the dunes sagebrush lizard as an endangered species, may impact our operations and the operations of our customers in any area that is designated as the dunes sagebrush lizard’s habitat. Depending on the locations of our operations, we and our customers may be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat. If the U.S. Department of the Interior and Fish and Wildlife Service lists additional species as endangered or protected, it could negatively impact our business activities or the business activities of our customers which could subsequently impact demand for our services and thereafter our revenue. Furthermore, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement with respect to environmental matters could restrict, delay or curtail exploratory or developmental drilling for oil and natural gas by our customers and could limit our well servicing opportunities.
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
OPEC+ is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In 2020, largely as a result of the COVID-19 pandemic, oil prices decreased dramatically, and OPEC+ agreed to historic production cuts in an effort to support prices. Conversely, sanctions imposed on Russia as a result of the Russia-Ukraine conflict in 2022 increased prices. In October 2022, OPEC+ again determined to reduce production of oil, by approximately 2 million barrels per day. At its meeting on December 4, 2022, OPEC+ agreed to keep its current policy unchanged as the oil markets struggle to assess the impact of a slowing Chinese economy on demand, and the Group of Seven Nations agreed on a price cap on Russian oil supply. In June 2023, OPEC+ members announced they would extend crude oil production cuts through 2024, limiting global crude oil supplies. In November 2023, OPEC+ agreed to cut production by an additional 1 million barrels per day beginning in January 2024. In December 2024, OPEC+ agreed to delay the beginning of output rises and extended the full unwinding of previous production cuts until the end of 2026.
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
Our top five customers represented approximately 43%, 34%, and 30%, of our consolidated revenue for the years ended December 31, 2024, 2023, and 2022, respectively. It is possible that we will derive a significant portion of our revenue from a concentrated group of customers in the future. If a major customer fails to pay us, revenue would be impacted, and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other operators, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
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
We have established relationships with certain suppliers of our materials (such as, but not limited to, proppant and chemical additives) and other parts, supplies and items needed for our operations. Delays or shortages in materials can result from a variety of reasons, including those caused by weather and natural disasters. Historically, the United States has undergone supply chain disruptions due to backlogged ports and trucking shortages, and our business is not immune from these effects. Even once the root cause of the supply chain disruption or any future shortage or delay has passed, it can take time for our supply chain to recover and run in a regular fashion. Should the nationwide supply chain disruption continue, or should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which are believed to have adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant, or the impact of supply chain disruptions. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

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
We are subject to various transportation regulations including as a motor carrier by the Department of Transportation and by various federal, state, provincial and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our equipment transportation operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and requiring onboard electronic logging devices or limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gasses emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Additionally, we rely on third parties to provide trucking services, including hauling proppant to our customer work sites, and these third parties may fail to comply with various transportation regulations, resulting in our inability to use such third-party providers. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, provincial or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
We face a variety of risks related to our diversification and entry into a new line of business.
The proposed diversification of our business as a scaled distributed power and energy storage solutions provider carries a number of risks. We will become subject to laws and regulations previously inapplicable to our existing business and this could lead to additional litigation and regulatory risk. Our expansion into the distributed power solutions business will create the need for additional capital and other resources, the cost and availability of which may depend on market conditions, regulatory landscape, financial and operating results, interest rates, inflationary considerations, compliance with covenants under our credit facility, and other considerations. Furthermore, while our management team has a track record of successfully executing on the growth of our existing business, the team has not directly engaged in the distributed power solutions business before and this lack of experience could have adverse impacts and complications such as on cost and timing to execute on the new business and the overall success of the program. If we are unable to successfully execute on this new line of business, our revenue and profitability may not grow as expected, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.
As we continue our diversification into a new line of business, the market price for our common stock will become subject to factors different from those that have historically and currently impacted our common stock.
Our financial performance and results of operations with respect to the proposed new line of business will be subject to certain factors that may differ or be inapplicable to our existing business. Accordingly, the market price and performance of our common stock may be impacted differently in connection with our expansion into the distributed power systems line of business.

Our current and future indebtedness could adversely affect our financial condition.
Effective January 23, 2023, using proceeds from borrowings on our ABL Facility (as defined herein), we repaid all amounts outstanding under the Term Loan Facility (as defined herein). As of February 3, 2025, the Company had $261.0 million outstanding under our ABL Facility, in addition to letters of credit in the amount of $14.0 million, with $93.0 million of remaining availability. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Additionally, we currently license certain third-party intellectual property in connection with our business, and the loss of any such license could adversely impact our financial condition and results of operations.
Seasonal weather conditions, natural disasters, public health crises, and other catastrophic events outside of our control could severely disrupt normal operations and harm our business.
Our operations are located in different regions of the United States and Canada. Some of these areas, including the DJ Basin, Powder River Basin, Williston Basin and our Canadian operations, are adversely affected by seasonal weather conditions, primarily in the winter and spring. Weather-related hazards exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations or obtain adequate supplies of raw material or fuel, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, such as the COVID-19 pandemic, or other similar catastrophic event outside of our control, our business and results of operations could be adversely impacted.
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
Distributed power systems involve long sales cycles.
The sales cycle for distributed power systems, from initial contact with potential customers to the commencement of operations, may be lengthy. Customers generally consider a wide range of solutions before deciding to rent or to purchase power systems. Before a customer commits to rent or purchase power systems, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time customers are evaluating our power solutions offerings, we may incur substantial sales and marketing, engineering, and research and development expenses.
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
Geopolitical conditions, including political turmoil and volatility, regional conflicts, terrorism and war could result in market instability, which could adversely affect our business, financial condition and results of operations.
The global economy has been negatively impacted by geopolitical conflicts, such as the continuing military conflict between Russia and Ukraine and the conflict between Israel and Hamas, which has resulted in instability in the Middle East. Such conflicts have led and may continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of the invasion and ongoing military conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have implemented and may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.
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
Cybersecurity Governance
Board of Directors Oversight
Our Board of Directors (the “Board”) has designated the Audit Committee to oversee risk management associated with cybersecurity threats. The Audit Committee is comprised of board members with diverse expertise including risk management, technology, and finance, which we believe enables them to oversee cybersecurity risks.
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
Item 4. Mine Safety Disclosures
Our mining operations are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

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
Holders of our Common Stock
As of February 3, 2025, there were 14 stockholders of record of our Class A Common Stock and no stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
The Company has paid consecutive quarterly cash dividends since December 2022. Dividends are usually declared in January, April, July, and October, paid on the 20th of March, June, September, and December to stockholders of record as of the 6th of each respective payment month. If the record or payment date falls on a weekend or holiday, it is moved to the preceding or following business day.
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
See Note 10—Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K (or on Form 10-Q in lieu of Form 8-K).
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On July 25, 2022, the Board authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. Additionally, on January 24, 2023, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026 (collectively “the Share Repurchase Plan”). Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility, and expected free cash flow to be generated through the duration of the share repurchase program.
As of December 31, 2024, $294.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1, 2024 - October 31, 2024	539,005	17.60	539,005	313,005,770
November 1, 2024 - November 30, 2024	700,687	17.92	700,687	300,451,128
December 1, 2024 - December 31, 2024	341,803	18.31	341,803	294,191,766
Total	1,581,495	17.90	1,581,495	294,191,766
(1) All share repurchases are executed under the Share Repurchase Plan, as defined above. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws.
(2) The average price paid per share of $17.90 was calculated including commissions.

Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since December 31, 2019 and each annual period thereafter through December 31, 2024. The graph assumes that $100 was invested in our Class A Common Stock in each index on December 31, 2019 and that any dividends were reinvested on the last day of the month in which they were paid. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	For the Years Ended December 31
	2019	2020	2021	2022	2023	2024
Liberty Energy Inc.	$100.00	$94.44	$88.85	$147.11	$169.06	$188.06
Standard & Poor’s 500 ® Index	100.00	118.40	152.39	124.79	157.59	197.02
Philadelphia Oil Service Index	100.00	57.92	69.93	112.94	115.11	101.68

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” Except as required by law, we assume no obligation to update any of these forward-looking statements. This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For discussion of year ended December 31, 2022, as well as the year ended 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of December 31, 2024. We provide our services primarily in the Permian Basin, the Williston Basin, the Haynesville Shale, the Eagle Ford Shale, the Denver-Julesburg Basin (the “DJ Basin”), the Western Canadian Sedimentary Basin, the Powder River Basin, and the Appalachian Basin (Marcellus Shale and Utica Shale). Our operations also extend to a few smaller shale basins, including the Anadarko Basin, the Uinta Basin, the San Juan Basin, and the Beetaloo Basin in Northern Territory, Australia, as well as to two sand mines in the Permian Basin.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed with the initial focus on supporting the Company’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services can be limited in the market, yet critical to maintaining highly efficient well site operations. Through 2024, LPI was primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield. In January 2025, we announced LPI’s expansion into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac pumps into other areas inside and outside of the oilfield.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps and other complementary equipment, including power generation units (together “digiTechnologies℠”), our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology which eliminates the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; and (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity throughout the year to better service our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.

Recent Trends and Outlook
Moderate declines in frac activity, that started in 2023, continued throughout 2024. However, the market appears to have reached an inflection point in early 2025 as completions activity emerges from 2024 lows. In 2025, E&P operators, especially those with an oil exploration focus, are working to maintain production levels from 2024. Improving natural gas fundamentals are encouraging as well. For the full year, industry-wide lateral footage completed is expected to be approximately flat with 2024.
The slowing pace of activity in late 2024 resulted in near term price pressure to start 2025, most notably impacting conventional fleets. The fundamental outlook for next generation, higher quality fleets remains strong, as operators continue to demand technologies that provide significant emissions reductions, fuel savings, and operational efficiency advantages. The growing complexities of E&P demands and the continued drive for efficiency gains promote continued investment in technology and partnering with high quality service companies.
Global oil markets reflect ongoing uncertainties in geopolitics, Chinese economic growth, OPEC+ production plans, and a change in the domestic political climate, but the resulting commodity price fluctuation has not led to a meaningful change in E&P activity plans. Natural gas demand is supported by LNG export capacity expansion and a large projected multi-year increase in North American power consumption.
During the year 2024, the posted WTI price traded at an average of $76.63 per barrel (“Bbl”), as compared to the 2023 average of $77.58 per Bbl, and the 2022 average of $94.90 per Bbl. In addition, the average domestic onshore rig count for the United States and Canada was 765 rigs reported in the fourth quarter of 2024, down from the average in the fourth quarter of 2023 of 781, according to a report from Baker Hughes.
Acquisitions
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
Increase in Drilling Efficiency and Service Intensity of Completions
Over the past decade, E&P companies have focused on exploiting the vast resource potential available across many of North America’s unconventional resource plays through the application of horizontal drilling and completion technologies, including the use of multi-stage hydraulic fracturing, in order to increase recovery of oil and natural gas. As E&P companies have improved drilling and completion techniques to maximize return and efficiency, we believe that well economics have improved, and unconventional oil and gas production is globally competitive. Liberty has been a significant partner with our customers in driving these continued improvements.
Improved drilling economics from horizontal drilling and greater rig efficiencies. According to Baker Hughes, as reported on January 24, 2025, horizontal rigs accounted for approximately 90% of all rigs drilling in the United States and Canada, up from 77% as of December 26, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. Today the majority of E&P drilling is on multi-well pad development, allowing efficient drilling of multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Lium Research, has dropped from 28 days in 2014 to 16 days in 2024.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of frac stages and/or the number of perforation clusters (frac initiation points) has also increased. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Liberty’s FracTrends database, from six million pounds per well in 2014 to roughly 22 million pounds per well in 2024. Further efficiency gains are being sought via the “simul-frac,” “trimul-frac,” and other techniques. When compared to typical zipper-frac operations, these methods allow operators to complete a pad of wells quicker, thereby shortening the time from spud to first production.
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
Recent Leadership Updates
On February 3, 2025, Christopher A. Wright, our Chief Executive Officer and Chairman of the Board, was confirmed to the position of Secretary of Energy of the United States and resigned from his positions as Chairman of the Board, Director, and Chief Executive Officer of the Company. Also, on February 3, 2025, in accordance with the Company’s succession plan, the Board appointed William Kimble as the non-executive Chairman of the Board and Ron Gusek as the Company’s Chief Executive Officer and Director. Lastly, on January 22, 2025, the Board approved an increase to the size of the Board from nine to 10 directors and appointed Arjun Murti to fill the newly created vacancy.
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
Our hydraulic fracturing and wireline services are performed in sections, which we refer to as fracturing stages. The estimated number of fracturing stages to be completed for a particular horizontal well is determined by the customer’s well completion design. We primarily recognize revenue based on pump hours, fracturing stages, or days on location, although total revenue depends on the actual volumes and types of proppants, chemicals, and fluid utilized on each pad. The number of fracturing stages that we are able to complete in a period is directly related to the number and utilization of our deployed fleets and size of stages.
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
•Net Income;
•EBITDA; and
•Adjusted EBITDA;
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
Net Income
We analyze our net income, which we define as operating income adjusted for other income or expense, net, including interest expense, net, and income tax expense. We analyze net income by comparing actual net income to our internal projections for a given period and to prior periods to assess our performance.
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
Results of Operations
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

	Years Ended December 31,
Description	2024	2023	Change
	(in thousands)
Revenue	$4,315,161	$4,747,928	$(432,767)
Cost of services, excluding depreciation, depletion, and amortization shown separately	3,200,506	3,349,370	(148,864)
General and administrative	225,474	221,406	4,068
Transaction and other costs	—	2,053	(2,053)
Depreciation, depletion, and amortization	505,050	421,514	83,536
Gain on disposal of assets, net	(5,337)	(6,994)	1,657
Operating income	389,468	760,579	(371,111)
Other (income) expense, net	(13,803)	25,689	(39,492)
Net income before income taxes	403,271	734,890	(331,619)
Income tax expense	87,261	178,482	(91,221)
Net income	316,010	556,408	(240,398)
Less: Net income attributable to non-controlling interests	—	91	(91)
Net income attributable to Liberty Energy Inc. stockholders	$316,010	$556,317	$(240,307)
Revenue
Our revenue decreased $432.8 million, or 9%, to $4.3 billion for the year ended December 31, 2024 compared to $4.7 billion for the year ended December 31, 2023. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, partially offset by higher activity levels primarily from increased fleet efficiency.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $148.9 million, or 4%, to $3.2 billion for the year ended December 31, 2024 compared to $3.3 billion for the year ended December 31, 2023. The decrease in expense was primarily related to decreases in materials costs and lower repairs and maintenance costs, partially offset by increased personnel costs related to higher activity levels discussed above, during the year ended December 31, 2024.
General and Administrative
General and administrative expenses increased $4.1 million, or 2%, to $225.5 million for the year ended December 31, 2024 compared to $221.4 million for the year ended December 31, 2023 primarily related to increased corporate costs to support our additional service offerings, partially offset by a decrease in cash incentive and stock-based compensation expense due to lower operating results compared to the prior year period.
Transaction and Other Costs
Transaction and other costs decreased $2.1 million, or 100%, as the Company did not incur such costs for the year ended December 31, 2024 compared to $2.1 million for the year ended December 31, 2023. The costs incurred during the year ended December 31, 2023 primarily consisted of due diligence and integration costs for the Siren Acquisition. See Note 3—Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $83.5 million, or 20%, to $505.1 million for the year ended December 31, 2024 compared to $421.5 million for the year ended December 31, 2023. The increase in 2024 was due to additional equipment placed in service since the prior year period, including equipment related to the deployment of our digiTechnologiesSM.
Gain on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $5.3 million for the year ended December 31, 2024 compared to $7.0 million for the year ended December 31, 2023. The gain recognized in the year ended December 31, 2024 was primarily related to the disposal of used older technology field equipment that was no longer operational. The gain recognized in the year ended December 31, 2023 was a result of the Company selling used field equipment and light duty trucks in a strong used vehicle and equipment market.
Other (Income) Expense, net
Other (income) expense, net changed by $39.5 million to $13.8 million income for the year ended December 31, 2024 compared to $25.7 million expense during the year ended December 31, 2023. Other (income) expense, net is comprised of loss on remeasurement of liability under the TRAs of $3.2 million during the year ended December 31, 2024, compared to a gain of $1.8 million for the year ended December 31, 2023. It also includes an unrealized gain on investments, net of $49.2 million related to investments in equity securities measured at fair value during the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. Interest expense, net increased $3.2 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $1.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $87.3 million for the year ended December 31, 2024, an effective rate of 21.6%, compared to $178.5 million, for the year ended December 31, 2023, an effective rate of 24.3%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes and increased U.S. federal tax credits.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, gain or loss on the disposal of assets, net, bad debt reserves, transaction and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the unrealized gain or loss on investments, net, and other non-recurring expenses that management does not consider in assessing ongoing performance.
Our Board, management, investors, and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, depletion, and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2024	2023	Change
	(in thousands)
Net income	$316,010	$556,408	$(240,398)
Depreciation, depletion, and amortization	505,050	421,514	83,536
Interest expense, net	32,214	27,506	4,708
Income tax expense	87,261	178,482	(91,221)
EBITDA	$940,535	$1,183,910	$(243,375)
Stock-based compensation expense	32,412	33,026	(614)
Gain on disposal of assets, net	(5,337)	(6,994)	1,657
Unrealized gain on investments, net	(49,227)	—	(49,227)
Loss (gain) on remeasurement of liability under tax receivable agreements	3,210	(1,817)	5,027
Provision for credit losses	—	808	(808)
Transaction and other costs	—	2,053	(2,053)
Fleet start-up and lay-down costs	—	2,082	(2,082)
Adjusted EBITDA	$921,593	$1,213,068	$(291,475)
EBITDA was $940.5 million for the year ended December 31, 2024 compared to $1.2 billion for the year ended December 31, 2023. Adjusted EBITDA was $921.6 million for the year ended December 31, 2024 compared to $1.2 billion for the year ended December 31, 2023. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and partially offset by changes in activity levels in 2024 as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Year Ended December 31, 2024, Compared to Year Ended December 31, 2023.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility (as defined below). We believe that we can fund operations and current organic growth plans with these sources. We monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund organic and other growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support organic growth and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $16.8 million to $20.0 million as of December 31, 2024 compared to $36.8 million as of December 31, 2023, while working capital excluding cash and current liabilities under debt and lease arrangements decreased $88.2 million.

On September 19, 2017, the Company entered into two credit agreements, (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”, and together with the ABL Facility the “Credit Facilities”).
As of December 31, 2024, the Company had $525.0 million committed under the ABL Facility, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of December 31, 2024, the borrowing base was calculated to be $319.8 million, and the Company had $190.5 million outstanding, in addition to letters of credit totaling $14.0 million, with $115.3 million of remaining availability.
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
The ABL Facility contains covenants that restrict our ability to take certain actions. At December 31, 2024, we were in compliance with all debt covenants.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
We have no material off balance sheet arrangements as of December 31, 2024, except for purchase commitments under supply agreements as disclosed below under Note 15—Commitments & Contingencies in Part II, Item 8 of this Annual Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the year ended December 31, 2024, the Company repurchased and retired shares of Class A Common Stock for $127.4 million, under the share repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$829,374	$1,014,583	$(185,209)
Net cash used in investing activities	(643,113)	(672,328)	29,215
Net cash used in financing activities	(202,705)	(349,315)	146,610
Analysis of Cash Flow Changes Between the Years Ended December 31, 2024 and December 31, 2023
Operating Activities. Net cash provided by operating activities was $829.4 million for the year ended December 31, 2024, compared to $1.0 billion for the year ended December 31, 2023. The $185.2 million decrease in cash from operating activities is primarily attributable to a $432.8 million decrease in revenues, offset by a $145.3 million decrease in cash operating expenses, interest expense, net, and income tax expense, and a $9.4 million decrease in cash from changes in working capital for the year ended December 31, 2024, compared to a $111.7 million decrease in cash from changes in working capital for the year ended December 31, 2023.
Investing Activities. Net cash used in investing activities was $643.1 million for the year ended December 31, 2024, compared to $672.3 million for the year ended December 31, 2023. Cash used in investing activities was lower during the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to the Siren Acquisition and higher equity investments in the prior year period, offset by higher capital spending in the current year period, and lower proceeds from asset sales. The Company purchased Siren Energy for $75.7 million in cash, net of cash received, during the year ended December 31, 2023. Refer to Note 3—Acquisitions to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information related to the Siren Acquisition. Investments in equipment, including the new digiTechnologiesSM suite and capitalized maintenance of existing equipment increased $47.7 million, from $603.3 million for the year ended December 31, 2023 to $651.0 million for the year ended December 31, 2024. Proceeds from asset sales decreased $2.9 million, from $26.9 million to $24.0 million as the Company benefited from strong used vehicle and equipment markets in the prior period. Finally, during the year ended December 31, 2024, the Company invested $16.1 million for equity investments in Tamboran Resources Corporation, Empire Energy Group Ltd., and Falcon Oil & Gas Ltd, compared to $20.3 million for equity investments in Tamboran Resources Corporation and Oklo Inc. during the year ended December 31, 2023.
Financing Activities. Net cash used in financing activities was $202.7 million for the year ended December 31, 2024, compared to $349.3 million for the year ended December 31, 2023. The $146.6 million decrease in cash used in financing activities was primarily due to net borrowings of $50.5 million during the current year period compared to $79.7 million in net repayment of borrowings during the prior year as well as a $73.9 million decrease in share repurchases for the year ended December 31, 2024, compared to the year ended December 31, 2023. These decreases in cash used in financing activities were offset by a $32.9 million increase in cash paid for finance leases, a $10.5 million increase in cash tax withholding on restricted stock unit vestings, and a $10.6 million increase in dividends paid.

Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2024 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of December 31, 2024, except for purchase commitments under supply agreements disclosed below.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of our long-term debt. See Note 6—Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of finance and operating leases.
During the year ended December 31, 2024, the Company expanded its equipment lease facilities resulting in the addition of $149.0 million in new finance lease obligations. The term on these new leases range from three to five years. As of December 31, 2024, the Company had finance lease obligations of $87.5 million payable within the next twelve months and $222.5 million payable thereafter. Included in those liabilities, the Company had expected cash payments for estimated interest on our finance lease obligations of $17.1 million payable within the next twelve months and $22.4 million payable thereafter.
On January 23, 2023, the Company borrowed $106.7 million on the ABL Facility and used the proceeds to pay off and terminate the Term Loan Facility. The balance of the Term Loan Facility at pay off was $104.7 million and included $0.9 million of accrued interest, and a $1.1 million prepayment premium. As such, the only outstanding debt facility as of December 31, 2024 and 2023 was the ABL Facility.
As of December 31, 2024, the Company has purchase obligations of $26.3 million payable within the next twelve months. See Note 15—Commitments & Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report for information regarding scheduled contractual obligations.
As of December 31, 2024, the Company expects to make a $40.8 million payment under the TRAs within the next twelve months. Future amounts payable under the TRAs are dependent upon future events. See Note 12—Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding the TRAs.
There have been no other material changes to cash requirements during the year ended December 31, 2024.
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
The effective global income tax rate applicable to the Company for the year ended December 31, 2024 was 21.6% compared to 24.3% for the year ended December 31, 2023. The Company’s effective tax rate for both years is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits.
The Company recognized income tax expense of $87.3 million and $178.5 million for the years ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate can be volatile and may change with, among other things, the amount of jurisdiction pre-tax income or loss, ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation and changes in tax laws in the jurisdictions that we operate.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2024, the Company’s U.S. net deferred tax liabilities were $137.7 million and Canada net deferred tax assets were $1.5 million. The Company has no valuation allowances recorded against the deferred tax assets for the year ended December 31, 2024 and 2023.
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
Interest Rate Risk
As of December 31, 2024, the Company had $190.5 million of debt outstanding, with a weighted average interest rate of 6.8%. Interest is calculated under the terms of our ABL Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $1.9 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
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
Foreign Translation Risk
Our consolidated financial statements are expressed in U.S. dollars but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar and the Australian dollar are the functional currencies of the Company’s foreign subsidiaries as it is the primary currency within the economic environment in which the subsidiaries operate. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive (loss) income. During the years ended December 31, 2024 and 2023, the Company recorded a foreign currency translation loss of $13.7 million and a foreign currency translation gain of $1.3 million to comprehensive income, respectively.
Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation,” and “CEO Pay Ratio,” except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Proposal 3 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

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

3.1	Amended and Restated Certificate of Incorporation of Liberty Oilfield Services Inc. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (13)

3.3	Second Amended and Restated Bylaws of Liberty Energy Inc., as amended effective January 24, 2023 (17)

4.1	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. (20)

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (2)

10.2	Form of Joinder Agreement to Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (12)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (2)

10.4	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (2)

10.5	Agent Designation Amendment to the Tax Receivable Agreement, dated as of February 22, 2022, by and among Liberty Oilfield Services Inc. and R/C Energy IV Direct Partnership, L.P. (15)

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

10.7
Amendment and Parent Joinder to Credit Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Holdings LLC, Liberty Oilfield Services LLC, LOS Acquisition Co I LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (3)

10.8
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

10.10
Fourth Amendment to Credit Agreement, dated August 12, 2020, by and among Liberty Oilfield Services LLC, Liberty Oilfield Services Inc., Liberty Oilfield Services New Holdco LLC, R/C IV Non-U.S. LOS Corp, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto (9)

10.11
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

10.12
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

10.13
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

10.14
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

10.15	Joinder Agreement, dated December 31, 2021, by and among LOS Leasing Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (16)

10.16	Liberty Energy Services 401(k) Savings Plan *

10.17	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (4)†

10.18	Form of Restricted Stock Unit Grant Notice under the Long Term Incentive Plan (11)†

10.19	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (5)†

10.20	Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (18)†

10.21	Form of Performance Restricted Stock unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (19)†

10.22	Form of Restricted Stock unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (19)†

10.23	Form of Restricted Stock unit Grant Notice under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (19)†

10.24	Form of Director and Officer Indemnification Agreement *

10.25	Form of Change in Control Agreement (6)†

10.26	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (7)

19.1	Insider Trading Policy (20)

21.1	List of subsidiaries of Liberty Energy Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

97	Compensation Recovery Policy (20)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1, as amended (SEC File 333-216050).

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 23, 2018.

(4)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(6)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

(7)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 27, 2020.

(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 3, 2020.

(9)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2020.

(10)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on September 1, 2020.

(11)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 24, 2021.

(12)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 28, 2021.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 21, 2022.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on July 22, 2022.

(15)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on April 25, 2022.

(16)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 22, 2022.

(17)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 26, 2023.

(18)	Incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 7, 2024.

(19)	Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on May 17, 2024.

(20)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed on February 9, 2024.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY INC. /s/ Ron Gusek
Date:	February 6, 2025	By:	Ron Gusek Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ron Gusek	Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2025
Ron Gusek

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 6, 2025
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer and Vice President of Finance	February 6, 2025
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Simon Ayat	Director	February 6, 2025
Simon Ayat

/s/ Ken Babcock	Director	February 6, 2025
Ken Babcock

/s/ Peter A. Dea	Director	February 6, 2025
Peter A. Dea

/s/ William F. Kimble	Director	February 6, 2025
William F. Kimble

/s/ James R. McDonald	Director	February 6, 2025
James R. McDonald

/s/ Gale A. Norton	Director	February 6, 2025
Gale A. Norton

/s/ Audrey Robertson	Director	February 6, 2025
Audrey Robertson

/s/ Cary D. Steinbeck	Director	February 6, 2025
Cary D. Steinbeck

/s/ Arjun Murti	Director	February 6, 2025
Arjun Murti

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
Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of Liberty Energy Inc.’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Energy Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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
We identified the evaluation of property and equipment for impairment triggering events as a critical audit matter. The Company makes assumptions to evaluate property and equipment for possible indications of impairment. Changes in these assumptions could have a significant impact on the assets identified for further analysis. For the year ended December 31, 2024, the Company concluded that no triggering events had occurred, and no impairment was recognized.
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
Denver, Colorado
February 6, 2025
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Energy Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 6, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 6, 2025

LIBERTY ENERGY INC.
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(Dollars in thousands, except share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,984	$36,784
Accounts receivable—trade, net of allowances for credit losses of $848 and $939, respectively	350,412	381,185
Accounts receivable—related party	4,234	17,345
Unbilled revenue (including amounts from related parties of $0 and $13,379, respectively)	185,210	188,940
Inventories	203,469	205,865
Prepaid and other current assets	85,214	124,135
Total current assets	848,523	954,254
Property and equipment, net	1,890,998	1,645,368
Finance lease right-of-use assets	283,113	182,319
Operating lease right-of-use assets	73,322	92,640
Other assets (including amounts from related parties of $0 and $14,785, respectively)	119,402	127,330
Investment in Nomad Proppant Services LLC	10,674	11,363
Investment in Oklo Inc.	51,611	10,000
Investment in Tamboran Resources Corporation	18,751	10,283
Total assets	$3,296,394	$3,033,557
Liabilities and Equity
Current liabilities:
Accounts payable (including amounts due to related parties of $582 and $0, respectively)	$314,123	$293,733
Accrued liabilities	206,713	261,066
Income taxes payable	9,693	12,060
Current portion of payable pursuant to tax receivable agreements	40,776	5,170
Current portion of finance lease liabilities	66,648	39,867
Current portion of operating lease liabilities	28,570	27,528
Total current liabilities	666,523	639,424
Long-term debt	190,500	140,000
Deferred tax liability	137,728	102,340
Payable pursuant to tax receivable agreements	74,886	112,471
Noncurrent portion of finance lease liabilities	203,511	133,654
Noncurrent portion of operating lease liabilities	44,377	64,260
Total liabilities	1,317,525	1,192,149
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 161,858,784 issued and outstanding as of December 31, 2024 and 166,610,199 issued and outstanding as of December 31, 2023	1,619	1,666
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	977,484	1,093,498
Retained earnings	1,019,517	752,328
Accumulated other comprehensive loss	(19,751)	(6,084)
Total stockholders’ equity	1,978,869	1,841,408
Total liabilities and equity	$3,296,394	$3,033,557
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands, except per share data)

	2024	2023	2022
Revenue:
Revenue	$4,183,821	$4,533,048	$4,000,780
Revenue—related parties	131,340	214,880	148,448
Total revenue	4,315,161	4,747,928	4,149,228
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	3,200,506	3,349,370	3,149,036
General and administrative	225,474	221,406	180,040
Transaction and other costs	—	2,053	5,837
Depreciation, depletion, and amortization	505,050	421,514	323,028
Gain on disposal of assets, net	(5,337)	(6,994)	(4,603)
Total operating costs and expenses	3,925,693	3,987,349	3,653,338
Operating income	389,468	760,579	495,890
Other (income) expense:
Loss (gain) on remeasurement of liability under tax receivable agreements	3,210	(1,817)	76,191
Unrealized gain on investments, net	(49,227)	—	(2,525)
Interest income—related party	(478)	(1,987)	—
Interest expense, net	32,692	29,493	22,715
Total other (income) expense, net	(13,803)	25,689	96,381
Net income before income taxes	403,271	734,890	399,509
Income tax expense (benefit)	87,261	178,482	(793)
Net income	316,010	556,408	400,302
Less: Net income attributable to non-controlling interests	—	91	700
Net income attributable to Liberty Energy Inc. stockholders	$316,010	$556,317	$399,602

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$1.91	$3.24	$2.17
Diluted	$1.87	$3.15	$2.11
Weighted average common shares outstanding:
Basic	165,026	171,845	184,334
Diluted	169,398	176,360	189,349
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	2024	2023	2022
Net income	$316,010	$556,408	$400,302
Other comprehensive (loss) income
Foreign currency translation adjustments	(13,667)	1,313	(7,097)
Comprehensive income	$302,343	$557,721	$393,205
Comprehensive income attributable to non-controlling interest	—	92	693
Comprehensive income attributable to Liberty Energy Inc.	$302,343	$557,629	$392,512
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024 and 2023
(In thousands, except per share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.29/share of Class A Common Stock dividend	—	—	—	—	—	(48,821)	—	(48,821)
Share repurchases	(6,321)	—	(63)	—	(127,332)	—	—	(127,395)
Excise tax on share repurchases	—	—	—	—	(924)	—	—	(924)
Stock-based compensation expense	—	—	—	—	32,412	—	—	32,412
Vesting of restricted stock units, net	1,570	—	16	—	(20,170)	—	—	(20,154)
Currency translation adjustment	—	—	—	—	—	—	(13,667)	(13,667)
Net income	—	—	—	—	—	316,010	—	316,010
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity	Non-controlling Interest	Total Equity
Balance - December 31, 2022	178,753	250	$1,788	$3	$1,266,097	$234,525	$(7,396)	$1,495,017	$2,289	$1,497,306
Exchange of Class B Common Stock for Class A Common Stock	250	(250)	3	(3)	2,360	—	—	2,360	(2,360)	—
Offering Costs	—	—	—	—	(223)	—	—	(223)	—	(223)
Deferred tax and tax receivable agreements impact of Liberty LLC merger into the Company	—	—	—	—	6,681	—	—	6,681	—	6,681
$0.22/share of Class A Common Stock dividend	—	—	—	—	—	(38,514)	—	(38,514)	—	(38,514)
Share repurchases	(13,706)	—	(137)	—	(202,940)	—	—	(203,077)	(23)	(203,100)
Excise tax on share repurchases	—	—	—	—	(1,855)	—	—	(1,855)	—	(1,855)
Stock-based compensation expense	—	—	—	—	33,023	—	—	33,023	3	33,026
Vesting of restricted stock units, net	1,313	—	12	—	(9,645)	—	—	(9,633)	(1)	(9,634)
Currency translation adjustment	—	—	—	—	—	—	1,312	1,312	1	1,313
Net income	—	—	—	—	—	556,317	—	556,317	91	556,408
Balance - December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408	$—	$1,841,408

See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023, and 2022
(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$316,010	$556,408	$400,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	505,050	421,514	323,028
Gain on disposal of assets, net	(5,337)	(6,994)	(4,603)
Stock-based compensation expense	32,412	33,026	23,108
Deferred income tax expense (benefit)	33,844	120,312	(12,472)
Unrealized gain on investments, net	(49,227)	—	(2,525)
Cash return on equity method investment	3,967	—	—
Loss (gain) on remeasurement of liability under tax receivable agreements	3,210	(1,817)	76,191
Other non-cash items, net	178	7,111	7,986
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	18,187	19,612	(166,605)
Accounts receivable and unbilled revenue—related party	41,275	(19,855)	(25,522)
Inventories	66	(114)	(84,989)
Prepaid and other assets	(28,196)	(66,182)	(56,161)
Accounts payable and accrued liabilities	(41,319)	(45,133)	57,203
Accounts payable and accrued liabilities—related party	582	—	(1,864)
Initial payment of operating lease liability	(1,328)	(3,305)	(2,713)
Net cash provided by operating activities	829,374	1,014,583	530,364
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(651,034)	(603,298)	(451,905)
Investment in sand logistics	—	—	(7,415)
Investment in equity securities	(16,056)	(20,283)	(15,000)
Acquisition of Siren Energy, net of cash received	—	(75,656)	—
Proceeds from sales of assets	23,977	26,909	23,664
Net cash used in investing activities	(643,113)	(672,328)	(450,656)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	2,238,000	1,153,000	713,000
Repayments of borrowings on line-of-credit	(2,187,500)	(1,128,000)	(616,000)
Repayments of borrowings on term loan	—	(104,716)	(1,750)
Payments on finance lease obligations	(50,302)	(17,392)	(6,947)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(48,310)	(37,684)	(9,164)
Per unit distributions to non-controlling interest unitholders	—	—	(13)
Other distributions and advance payments to non-controlling interest unitholders	—	—	920
Share repurchases, including related excise tax	(129,250)	(203,100)	(125,313)
Tax withholding on restricted stock units	(20,154)	(9,634)	(9,716)
Payments under TRA liability	(5,189)	—	—
Payment of equity issuance costs	—	(223)	(79)
Payments of debt issuance costs	—	(1,566)	(708)
Net cash used in financing activities	(202,705)	(349,315)	(55,770)
Net (decrease) increase in cash and cash equivalents	(16,444)	(7,060)	23,938
Translation effect on cash	(356)	168	(260)
Cash and cash equivalents—beginning of period	36,784	43,676	19,998
Cash and cash equivalents—end of period	$19,984	$36,784	$43,676

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows (cont.)
For the Years Ended December 31, 2024, 2023, and 2022
(Dollars in thousands)

	2024	2023	2022
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$35,857	$66,685	$10,744
Cash paid for interest	$33,077	$26,651	$20,310
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$102,203	$99,165	$107,514
Capital expenditures reclassified from prepaid and other current assets	$58,288	$50,313	$14,922
Capital expenditures reclassified from finance lease right-of-use assets	$6,894	$—	$—
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
The accompanying consolidated financial statements and related notes present the consolidated financial position of the Company and equity of the Company as of and for the years ended December 31, 2024 and 2023, and the results of operations and cash flows of the Company for the years ended December 31, 2024, 2023, and 2022.
The consolidated financial statements include the amounts of the Company and all majority owned subsidiaries where the Company has the ability to exercise control. All intercompany amounts have been eliminated in the presentation of the consolidated financial statements of the Company.
Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources, and assess performance. Further, the CODM is regularly provided with and utilizes consolidated functional expenses, as presented in the accompanying consolidated statements of operations, and total assets at the consolidated level, as included in the consolidated balance sheets herein, to manage the Company’s operations.
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
Accounts Receivable
In accordance with Accounting Standards Updates ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. The Company did not record an additional provision for credit losses during the year ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company recorded a provision for credit losses of $0.8 million, related to certain customers’ inability to pay. Provisions for credit losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Refer to “Credit Risk” within Note 9—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
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
Construction in-progress, a component of property and equipment, represents long-lived assets not yet in service or being developed by the Company. These assets are not subject to depreciation until they are completed and ready for their intended use, at which point the Company reclassifies them to field services equipment, vehicles, or buildings and facilities, as appropriate.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
For purposes of assessing goodwill, the Company has one reporting unit. No goodwill impairment was identified during the years ended December 31, 2024 and 2023.
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
Equity Investments
The Company may from time to time invest in equity securities of public and private companies. Equity investments are measured and recorded as follows:
Marketable equity investments are equity investments with a readily determinable fair value and are recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement. Unrealized gains and losses resulting from changes in fair value are recorded in unrealized gain on investments, net.
Equity method investments are equity securities in investees we do not control, but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of equity method investee income or loss, less distributions received as return on investment.
The Company’s share of equity method investee income or loss is recorded as a component of cost of services as the investee is a supplier of the Company, refer to Note 14—Related Party Transactions Nomad Proppant Services LLC for further discussion of the Company’s equity method investment. Equity method investments are monitored for other-than-temporary

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
decreases in investment value, which considers the severity and duration of a potential decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery.
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
The Company evaluates its deferred tax assets quarterly and considers both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. As of December 31, 2024 and 2023 there were no valuation allowances recorded against the Company’s deferred tax assets.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
Transaction and Other Costs
During 2024, the Company did not incur transaction and integration related costs.
During 2023, the Company incurred transaction and integration related costs in connection with the Siren Acquisition (as defined in Note 3—Acquisitions). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred.
During 2022, the Company incurred transaction and integration related costs in connection with a prior period acquisition. Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred.
Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Canadian dollar and the Australian dollar are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which the subsidiaries operates. Assets and liabilities of the subsidiary’s operations are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date and income and expenses are translated at the average exchange rate in effect during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income.
Recently Adopted Accounting Standards
Segment Reporting: Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the most recent quarter. See Note 1—Organization and Basis of Presentation for further detail.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s financial statements.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to current period financial statement presentation. Amounts in the prior period financial statements have been reclassified from “Tax withheld on vesting of restricted stock units” into “Vesting of restricted stock units, net” in the accompanying consolidated statements of changes in equity.
In the accompanying consolidated balance sheets, amounts in the prior period financial statements have been reclassified from “Other assets” into “Investment in Nomad Proppant Services LLC,” “Investment in Oklo Inc.,” and “Investment in Tamboran Resources Corporation”.
Additionally, in the accompanying consolidated statement of cash flows, amounts in the prior period financial statements have been reclassified from “Other non-cash items, net” into “Unrealized gain on investments, net”.
These reclassifications had no effect on the previously reported net income.
Note 3—Acquisitions
Siren Acquisition
On April 6, 2023, the Company completed the acquisition of a Permian focused integrated natural gas compression and compressed natural gas delivery business, Siren Energy & Logistics, LLC, for cash consideration of $75.7 million, after post closing adjustments and net of cash received (the “Siren Acquisition”). The Siren Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the Siren Acquisition, the Company recorded goodwill of $42.0 million, property and equipment of $34.9 million, net working capital of $2.5 million, deferred revenue of $5.2 million, and other assets of $1.8 million. Goodwill is recorded in other assets in the accompanying consolidated balance sheets. Due to the immateriality of the Siren Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
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

Note 4—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2024	2023
Proppants	$9,341	$17,124
Chemicals	18,629	16,896
Maintenance parts and other	175,499	171,845
	$203,469	$205,865
During the years ended December 31, 2024, 2023, and 2022, the lower of cost or net realizable value analysis resulted in the Company recording write-downs to the inventory carrying value of $1.0 million, $5.8 million, and $1.7 million, respectively. All are included as a component in cost of services in the consolidated statements of operations.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2024	2023
($ in thousands)
Land	N/A	$30,041	$29,384
Field services equipment	2-10	3,068,681	2,520,336
Vehicles	4-7	61,433	63,423
Lease equipment	10	163,889	138,781
Buildings and facilities	5-30	180,010	149,876
Mineral reserves	>25	80,070	76,823
Office equipment and furniture	2-7	12,532	11,836
		3,596,656	2,990,459
Less accumulated depreciation and depletion		(1,917,551)	(1,501,685)
		1,679,105	1,488,774
Construction in-progress	N/A	211,893	156,594
Property and equipment, net		$1,890,998	$1,645,368
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $448.1 million, $387.8 million, and $302.3 million, respectively. Depletion expense for the years ended December 31, 2024, 2023, and 2022 was $1.2 million, $1.1 million, and $1.2 million, respectively.
As of December 31, 2024 and December 31, 2023, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of December 31, 2024, the Company had no property that met the assets held for sale criteria.
However, as of December 31, 2023, the Company classified $0.7 million of land and $0.8 million of buildings, net of accumulated depreciation, of one property as held for sale.
During the year ended December 31, 2024, the Company sold two properties, including the property that was classified as held for sale as of December 31, 2023, resulting in a nominal gain included as a component of gain on disposal of assets, net in the accompanying consolidated statements of operations.
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
The components of lease expense for the years ended as of December 31, 2024, and 2023 were as follows:

($ in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$43,364	$19,040
Interest on lease liabilities	16,972	6,060
Operating lease cost	35,861	40,275
Variable lease cost	6,392	5,116
Short-term lease cost	3,422	7,717
Total lease cost, net	$106,011	$78,208

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Supplemental cash flow and other information related to leases for the years ended December 31, 2024 and 2023 were as follows:

($ in thousands)	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating leases	$35,653	$41,143
Finance leases	67,181	23,463
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	14,581	31,449
Finance leases	149,005	160,546
During the year ended December 31, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. Additionally, the Company recognized finance lease right-of-use assets of $4.4 million and liabilities of $4.3 million. There was no gain or loss recognized as a result of these amendments. During the year ended December 31, 2023, the Company did not amend any operating or finance leases.
Lease terms and discount rates as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	3.8 years	4.3 years
Finance leases	3.2 years	3.3 years
Weighted-average discount rate:
Operating leases	6.7%	6.0%
Finance leases	7.4%	8.0%

Future minimum lease commitments as of December 31, 2024 are as follows:

($ in thousands)	Finance	Operating
2025	$87,476	$31,771
2026	85,503	21,496
2027	55,016	11,932
2028	60,381	3,935
2029	21,625	2,795
Thereafter	—	9,874
Total lease payments	310,001	81,803
Less imputed interest	39,842	8,856
Total	$270,159	$72,947
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2024 is $11.6 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of December 31, 2024 and 2023 were as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Equipment leased to others - at original cost	$163,889	$138,781
Less: Accumulated depreciation	(41,223)	(25,819)
Equipment leased to others - net	$122,666	$112,962
Future payments receivable for operating leases as of December 31, 2024 are as follows:

($ in thousands)
2025	$5,412
2026	2,239
2027	—
2028	—
2029	—
Thereafter	—
Total	$7,651
Revenues from operating leases for the years ended December 31, 2024 and 2023 were $39.0 million and $36.6 million, respectively.
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	December 31, 2024	December 31, 2023
Accrued vendor invoices	$73,591	$99,620
Operations accruals	56,375	61,150
Accrued benefits and other	76,747	100,296
	$206,713	$261,066
Note 8—Debt
Debt consists of the following:

($ in thousands)	December 31, 2024	December 31, 2023
Revolving Line of Credit	$190,500	$140,000
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The weighted average interest rate on all borrowings outstanding as of December 31, 2024 and December 31, 2023 was 6.8% and 7.6%, respectively.
Term Loan Facility
The Term Loan Facility provided for a $175.0 million term loan. In connection with the Eighth ABL Amendment and payoff of the Term Loan Facility, on January 23, 2023, the Company terminated the Term Loan Facility. See above for further discussion.
ABL Facility
Under the terms of the ABL Facility, up to $525.0 million may be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of December 31, 2024, the borrowing base was calculated to be $319.8 million, and the Company had $190.5 million outstanding in addition to letters of credit totaling $14.0 million, with $115.3 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of December 31, 2024 incurred interest at a weighted average rate of 6.8%. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company, as parent guarantor.
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
The Company was in compliance with these covenants as of December 31, 2024.
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2025	$—
2026	—
2027	—
2028	190,500
Thereafter	—
$190,500
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying consolidated balance sheets approximated or equaled their fair values on December 31, 2024 and 2023.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on December 31, 2024 and 2023, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on December 31, 2024 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on December 31, 2024 and 2023, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on December 31, 2024 and 2023, as the effective borrowing rates approximated market rates.
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
During the year ended December 31, 2024, the Company sold two properties classified as held for sale resulting in a nominal gain included as a component of gain on disposal of assets, net in the accompanying consolidated statements of operations. Therefore, as of December 31, 2024, the Company had no property that met the assets held for sale criteria.
As of December 31, 2023, the Company recorded $0.7 million of land and $0.8 million of buildings of one property that met the held for sale criteria, to assets held for sale at a total fair value of $0.8 million, which are included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company estimated the fair value of the property based on a communicated selling price for one property, which is a Level 3 input. The Company estimated that the carrying value of the assets is equal to the fair value less the estimated costs to sell, net of write-downs taken in the prior period, and therefore no gain or loss was recorded during the year ended December 31, 2023.
Other assets measured at fair value on a nonrecurring basis consisted of notes receivable—related party, which was recorded for trade receivables, created in the normal course of business, due from the Affiliate as of the Agreement Date, as defined and described in Note 14—Related Party Transactions. These notes were classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value were based upon unobservable inputs. During the year ended December 31, 2024, the notes were paid in full and therefore none was outstanding as of December 31, 2024. As of December 31, 2023, notes receivable—related party from the Affiliate was $14.8 million.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2024 and 2023, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of December 31, 2024, the fair value of the investment was estimated at $51.6 million. The change in Oklo’s fair value resulted in an unrealized gain of $41.6 million during the year ended December 31, 2024, included in unrealized gain on investments, net in the accompanying consolidated statements of operations.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran completed an initial public offering and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s initial public offering by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of December 31, 2024, the fair value of the investment was estimated at $18.8 million. The change in Tamboran’s fair value resulted in an unrealized loss of $1.5 million during the year ended December 31, 2024, included in unrealized gain on investments, net in the accompanying consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated financial statements. No such measurements were required as of December 31, 2024 and 2023 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalents balance on deposit with financial institutions total $20.0 million and $36.8 million as of December 31, 2024 and 2023, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of December 31, 2024, Customer A and Customer B accounted for 13.7% and 10.4%, respectively, of total consolidated accounts receivable and unbilled revenue. As of December 31, 2023, no customers accounted for 10% of total consolidated accounts receivable and unbilled revenue. During the year ended December 31, 2024, Customer C accounted for 11.8% of consolidated revenues. During the years ended December 31, 2023, and 2022, no customers accounted for 10% of consolidated revenues.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of December 31, 2024, the Company had $0.8 million in allowance for credit losses. As of December 31, 2023 and 2022, the Company had $0.9 million in allowance for credit losses and recorded a provision in 2023 related to certain customers’ expected inability to pay.
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

($ in thousands)	2024	2023	2022
Allowance for credit losses, beginning of year	$939	$884	$884
Credit losses:
Current period provision	—	808	—
Amounts written off, net of recoveries	(91)	(753)	—
Allowance for credit losses, end of year	$848	$939	$884

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 10—Equity
Preferred Stock
As of December 31, 2024 and 2023, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 161,858,784 and 166,610,199 shares of Class A Common Stock outstanding as of December 31, 2024 and 2023, respectively, none of which were restricted. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had no shares of Class B Common Stock outstanding as of December 31, 2024 and 2023, respectively. Effective January 31, 2023, in connection with the Merger, all outstanding shares of the Class B Common Stock were redeemed and exchanged, with no shares remaining outstanding as of December 31, 2024.
Long Term Incentive Plan
On January 11, 2018, the Company adopted the Long Term Incentive Plan (“LTIP”) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Company’s board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transaction or changes of capitalization in accordance with the LTIP, 12,908,734 shares of Class A Common Stock were initially reserved for issuance pursuant to awards under the LTIP. Effective April 16, 2024, following receipt of stockholder approval, the Company adopted the amended and restated the LTIP, which, among other things, increased the total number of shares authorized for issuance under the amended and restated LTIP, including shares already issued, to 21,239,244 shares of Class A Common Stock. Class A Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares will again be available for delivery pursuant to other awards under the LTIP.
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	2,985,218	$13.90
Granted	1,519,597	19.46
Vested	(1,491,085)	13.53
Forfeited	(75,322)	15.18
Outstanding at December 31, 2024	2,938,408	$16.93

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2023	1,339,568	$13.49
Granted	352,091	17.65
Vested	(584,720)	12.95
Forfeited	—	—
Outstanding at December 31, 2024	1,106,939	$15.10
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock-based compensation expense of $32.4 million, $33.0 million, and $23.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. There was approximately $39.3 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2024. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
On October 18, 2022, the Company’s Board of Directors (the “Board”) reinstated quarterly dividends after they were suspended on April 2, 2020.
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024, June 20, 2024, and September 20, 2024 to stockholders of record as of March 6, 2024, June 6, 2024, and September 6, 2024, respectively. Additionally, the Company paid cash dividends of $0.08 per share of Class A Common Stock on December 20, 2024 to stockholders of record as of December 6, 2024. During the year ended December 31, 2024, dividend payments totaled $47.7 million.
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
Additionally, the Company paid an accrued dividend equivalent upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.7 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had $1.5 million and $1.0 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Share Repurchase Program
On July 25, 2022, the Company’s board of directors authorized and the Company announced a share repurchase program that allowed the Company to repurchase up to $250.0 million of the Company’s Class A Common Stock beginning immediately and continuing through July 31, 2024. On January 24, 2023, the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $500.0 million. Furthermore, on January 23, 2024 the Board authorized and the Company announced an increase of the cumulative repurchase authorization to $750.0 million and extended the authorization through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
($ in thousands, except share count and per share data)	2024	2023	2022
Shares of Class A Common Stock	6,320,536	13,705,622	8,185,890
Cost of shares repurchased	$127,395	$203,100	$125,313
Average price per share including commissions	$20.16	$14.82	$15.31
As of December 31, 2024, $294.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), the Company accrued stock repurchase excise tax of $0.9 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had excise tax payables of $0.9 million and $1.9 million, respectively, in accrued liabilities in the accompanying consolidated balance sheets.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

(In thousands, except per share data)	Year Ended December 31, 2024	Year Ended December 31, 2023
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$316,010	$556,317
Denominator:
Basic weighted average common shares outstanding	165,026	171,845
Basic net income per share attributable to Liberty Energy Inc. stockholders	$1.91	$3.24
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$316,010	$556,317
Effect of exchange of the shares of Class B Common Stock for shares of Class A Common Stock	—	73
Diluted net income attributable to Liberty Energy Inc. stockholders	$316,010	$556,390
Denominator:
Basic weighted average shares outstanding	165,026	171,845
Effect of dilutive securities:
Restricted stock units	4,372	4,494
Class B Common Stock	—	21
Diluted weighted average shares outstanding	169,398	176,360
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$1.87	$3.15
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
As of December 31, 2024, tax reporting by the Company for the years ended December 31, 2021, 2022, 2023, and the short period ended January 31, 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended on or before December 31, 2020.
The components of the Company’s income from continuing operations before income taxes on which the provision for income taxes was computed consisted of the following:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
United States	$356,340	$668,338	$375,758
Foreign	46,931	66,552	23,751
Total	$403,271	$734,890	$399,509

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The components of the provision for incomes taxes from continuing operations are summarized as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current:
Federal	$33,474	$36,319	$4,679
State	6,637	4,662	2,579
Foreign	13,306	17,189	4,421
Total Current	$53,417	$58,170	$11,679

Deferred:
Federal	$32,087	$109,399	$(12,967)
State	3,289	11,913	(1,182)
Foreign	(1,532)	(1,000)	1,677
Total Deferred	$33,844	$120,312	$(12,472)
Income tax expense (benefit)	$87,261	$178,482	$(793)
Income tax expense (benefit) attributable to net income (loss) before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% to pre-tax income as a result of the following:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Computed tax expense at the statutory rate	$84,687	$154,327	$83,897
Increase (decrease) in tax expense resulting from:
State and local income tax expense, net	9,340	15,745	10,224
Non-controlling interest	—	(19)	(151)
Effect of foreign tax rates	1,231	1,818	697
Stock-based compensation	(1,771)	(239)	(2,724)
Change in valuation allowance	—	—	(91,336)
Other TRA adjustment	181	(248)	(2,763)
U.S. Federal tax credits	(6,743)	—	—
Nondeductible executive compensation	2,920	6,514	—
U.S. impact of foreign earnings	—	—	315
Other, net	(2,584)	584	1,048
Total income tax expense (benefit)	$87,261	$178,482	$(793)
The effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 21.6%, 24.3%, and (0.2)%, respectively.
The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal tax credit	$9,615	$—
State net operating losses	859	1,286
Foreign net operating losses	920	—
Realized tax benefit - TRAs	79,175	87,260
Intangibles	22,440	22,825
Lease liabilities	67,603	51,504
Stock-based compensation	4,494	4,279
Inventory	2,604	3,361
Other	10,674	5,133
Total deferred tax assets	198,384	175,648

Deferred tax liabilities:
Property and equipment	(233,649)	(221,337)
Lease assets	(83,137)	(55,801)
Other	(17,782)	(850)
Total deferred tax liabilities	(334,568)	(277,988)

Net deferred tax (liability)	$(136,184)	$(102,340)
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
As of December 31, 2024, the Company has utilized all U.S. federal net operating loss carryforwards and has $0.9 million state net operating loss carryforwards that will not expire in the foreseeable future. The Company also has $9.6 million U.S. federal income tax credits that will not expire for twenty years.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). On June 20, 2024 and December 23, 2024, Canada and Australia, respectively, enacted the Pillar Two global minimum tax regime, which is not expected to have a material impact on the Company’s financial statements for the fiscal year ended December 31, 2024. The OECD continues to release additional guidance and countries are implementing legislation, with widespread adoption of the Pillar Two Framework expected by 2025. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries earnings as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
During the year ended December 31, 2024, the Company entered into a Tax Credit Transfer Agreement (“TCTA”) with a third-party seller, pursuant to which the Company agreed to purchase up to $33.5 million of transferable tax credits under the Inflation Reduction Act. The benefit for the federal income tax credits purchased has been recognized as a reduction to the Company’s income tax expense in the current period.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2024. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize applicable interest and penalties related to income tax matters in income tax expense.
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
At December 31, 2024, the Company’s liability under the TRAs was $115.7 million of which $40.8 million is recorded as a current liability and $74.9 million is recorded as a component of long-term liabilities. The Company recorded a loss on remeasurement of the liabilities subject to the TRA of $3.2 million recorded as part of continuing operations in the current year.
At December 31, 2023, the Company’s liability under the TRAs was $117.7 million, of which $5.2 million was presented as a current liability, and $112.5 million was presented as a long-term liability. The Company recorded a gain on remeasurement of the liabilities subject to the TRA of $1.8 million recorded as part of continuing operations in the prior year.
The Company made $5.2 million of TRA payments during the year ended December 31, 2024.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contribution at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $36.9 million, $32.9 million, and $25.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Within the normal course of business, the Company purchased chemicals, proppant, other equipment, and maintenance parts from Schlumberger and its subsidiaries. During the period from January 1, 2023 until January 31, 2023, total purchases from Schlumberger were approximately $1.7 million. Although the Company continues to do business with Schlumberger, the Company no longer presents cash flows with Schlumberger as related party in the accompanying consolidated statements of cash flows. During the year ended December 31, 2022, total purchases from Schlumberger were approximately $21.7 million.
Additionally, the Company sold equipment to Schlumberger including $0.1 million during the year ended December 31, 2022. The Company recognized a minimal gain on the sale of equipment.
Franklin Mountain Energy, LLC
A member of the board of directors of the Company, Audrey Robertson, serves as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”). During the years ended December 31, 2024, 2023 and 2022, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $120.3 million, $176.1 million, and $131.8 million, respectively.
Amounts included in unbilled revenue from Franklin Mountain as of December 31, 2024 and 2023, were $0.0 million and $13.4 million, respectively. Receivables from Franklin Mountain as of December 31, 2024 and 2023, were $4.2 million and $12.1 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate was no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to hydraulic fracturing services provided to the Affiliate for the period January 1, 2024 through March 13, 2024, and the years ended December 31, 2023 and 2022, were $11.1 million, $38.8 million and $16.7 million, respectively.
On December 28, 2022 (the “Agreement Date”), the Company entered into an agreement with the Affiliate to amend payment terms for outstanding invoices due as of the Agreement Date to extend the due dates to April 1, 2024. Additionally, on August 15, 2023, the agreement was further amended in order to extend the due dates for certain invoices to January 1, 2025. Amounts outstanding from the Affiliate as of December 31, 2023 were $14.8 million, included in other assets in the consolidated balance sheets. All amounts outstanding with the Affiliate under the agreement were collected in full during the three months ended March 31, 2024.
Receivables from the Affiliate as of December 31, 2023 were $5.2 million, included in accounts receivable—related party.
During the period January 1, 2024 through March 13, 2024, and the years ended December 31, 2023 and 2022, interest income from the Affiliate was $0.5 million, $2.0 million, and $0.0 million, respectively.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Chris Wright, the Company’s Chief Executive Officer and Chairman of the Board during fiscal year 2024, was appointed to the Oklo board of directors. During the year ended December 31, 2024, the Company recorded an unrealized gain of $41.6 million, included in unrealized gain on investments, net in the accompanying consolidated statements of operations. As of December 31, 2024, the fair value of the Company’s investment using Level 1 inputs was $51.6 million. The Company was not party to any other transactions with Oklo during the years ended December 31, 2024, and 2023.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $5.5 million during the year ended December 31, 2024. Payables to Nomad as of December 31, 2024, were $0.6 million. Prior to the year ended December 31, 2024 the Company did not purchase any goods from Nomad.
As of December 31, 2024 and 2023, the value of the Company’s investment using the equity method accounting was $10.7 million and $11.4 million, respectively. During the years ended December 31, 2024 and 2023, the Company received cash distributions from Nomad in the amounts of $4.0 million and $0.8 million, respectively.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Mr. Wright, the Company’s CEO during fiscal year 2024, serves as the Chairman of the Foundation, and Anne Hyre serves as its executive director. Ms. Hyre is the sister-in-law of Mr. Wright. In December 2023, the Company made an initial commitment to make a charitable contribution of $1.0 million to the Foundation. In addition, effective January 1, 2024 Ms. Hyre is employed by a subsidiary of the Company and seconded to the Foundation, and Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company provides certain administrative services for the Foundation. During the year ended December 31, 2024, the Company made charitable contributions of $0.9 million to the Foundation, and received $0.5 million in other service revenue under the Professional Services Agreement.
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppant and equipment. As of December 31, 2024 and 2023, the agreements provide pricing and committed supply sources for the Company to purchase 360,000 tons and 1,854,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants.
Future proppant and equipment commitments are as follows:

($ in thousands)
2025	$26,348
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$26,348
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Company could incur shortfall fees in the amounts of $5.4 million for the year ended December 31, 2025. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the year ending December 31, 2024 are $2.5 million of payments expected to be made in the first quarter of 2025 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 16—Subsequent Events
On January 22, 2025, the Company’s Board of Directors (the “Board”) approved a quarterly dividend of $0.08 per share of Class A Common Stock to be paid on March 20, 2025 to holders of record as of March 6, 2025.
On February 3, 2025, Christopher A. Wright, the Company’s CEO was confirmed to the position of Secretary of Energy of the United States and resigned from his positions as Chairman of the Board, Director and Chief Executive Officer of the Company. In connection with Mr. Wright’s resignation, the Company modified certain terms and conditions of Mr. Wright’s stock awards granted under the LTIP. Unvested RSUs and PSUs granted to Mr. Wright in 2022, 2023, and 2024 vested effective February 3, 2025. In total 412,292 shares of Class A Common Stock were issued, net of tax withholding. As a result of the modification the Company expects to recognize $10.3 million of incremental non-cash stock-based compensation expense during the three months ended March 31, 2025.
No other significant subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements and notes thereto.