Form 10-Q
period 2025-03-31
Liberty Energy Inc.
filed 2025-04-17
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 11, 2025, the Registrant had 161,954,214 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, outlook for the power industry, future global economic conditions, the impact of worldwide political, military and armed conflict, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2024, (the “Annual Report”), this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,100	$19,984
Accounts receivable—trade, net of allowances for credit losses of $838 and $848, respectively	378,212	350,412
Accounts receivable—related party	—	4,234
Unbilled revenue	166,062	185,210
Inventories	202,865	203,469
Prepaid and other current assets	87,271	85,214
Total current assets	858,510	848,523
Property and equipment, net	1,926,060	1,890,998
Finance lease right-of-use assets	297,181	283,113
Operating lease right-of-use assets	73,320	73,322
Other assets	131,382	119,402
Investment in Nomad Proppant Services LLC	9,631	10,674
Investment in Oklo Inc.	38,307	51,611
Investment in Tamboran Resources Corporation	21,431	18,751
Total assets	$3,355,822	$3,296,394
Liabilities and Equity
Current liabilities:
Accounts payable (including amounts due to related parties of $3 and $582, respectively)	$369,112	$314,123
Accrued liabilities	219,345	206,713
Income taxes payable	17,096	9,693
Current portion of payable pursuant to tax receivable agreements	7,725	40,776
Current portion of finance lease liabilities	72,938	66,648
Current portion of operating lease liabilities	30,343	28,570
Total current liabilities	716,559	666,523
Long-term debt	210,000	190,500
Deferred tax liability	137,728	137,728
Payable pursuant to tax receivable agreements	67,180	74,886
Noncurrent portion of finance lease liabilities	207,682	203,511
Noncurrent portion of operating lease liabilities	42,561	44,377
Total liabilities	1,381,710	1,317,525
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 160,789,961 issued and outstanding as of March 31, 2025 and 161,858,784 issued and outstanding as of December 31, 2024	1,608	1,619
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	965,665	977,484
Retained earnings	1,026,519	1,019,517
Accumulated other comprehensive loss	(19,680)	(19,751)
Total stockholders’ equity	1,974,112	1,978,869
Total liabilities and equity	$3,355,822	$3,296,394
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenue	$971,614	$1,050,558
Revenue—related parties	5,847	22,567
Total revenue	977,461	1,073,125
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	761,616	782,680
General and administrative	65,775	52,986
Transaction and other costs	811	—
Depreciation, depletion, and amortization	127,742	123,186
Loss (gain) on disposal of assets, net	3,345	(1,160)
Total operating costs and expenses	959,289	957,692
Operating income	18,172	115,433
Other (income) expense:
Gain on investments, net	(19,288)	—
Interest income—related party	—	(478)
Interest expense, net	9,543	7,541
Total other (income) expense, net	(9,745)	7,063
Net income before income taxes	27,917	108,370
Income tax expense	7,806	26,478
Net income	$20,111	$81,892

Net income per common share:
Basic	$0.12	$0.49
Diluted	$0.12	$0.48
Weighted average common shares outstanding:
Basic	161,938	166,325
Diluted	165,784	171,441
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$20,111	$81,892
Other comprehensive income (loss)
Foreign currency translation	71	(3,723)
Comprehensive income	$20,182	$78,169
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,109)	—	(13,109)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(153)	—	—	(153)
Stock-based compensation expense	—	—	—	—	18,080	—	—	18,080
Vesting of restricted stock units, net	477	—	5	—	(5,804)	—	—	(5,799)
Currency translation adjustment	—	—	—	—	—	—	71	71
Net income	—	—	—	—	—	20,111	—	20,111
Balance—March 31, 2025	160,790	—	$1,608	$—	$965,665	$1,026,519	$(19,680)	$1,974,112

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,964)	—	(11,964)
Share repurchases	(1,480)	—	(15)	—	(30,152)	—	—	(30,167)
Excise tax on share repurchases	—	—	—	—	(289)	—	—	(289)
Stock-based compensation expense	—	—	—	—	7,327	—	—	7,327
Vesting of restricted stock units, net	72	—	1	—	(1)	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(3,723)	(3,723)
Net income	—	—	—	—	—	81,892	—	81,892
Balance—March 31, 2024	165,202	—	$1,652	$—	$1,070,383	$822,256	$(9,807)	$1,884,484
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,111	$81,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	127,742	123,186
Loss (gain) on disposal of assets, net	3,345	(1,160)
Stock-based compensation expense	18,080	7,327
Gain on investments, net	(19,288)	—
Cash return on equity method investment	1,039	—
Other non-cash items, net	1,660	519
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(8,417)	(93,580)
Accounts receivable and unbilled revenue—related party	4,234	45,456
Inventories	(682)	(4,604)
Prepaid and other assets	(15,969)	16,350
Accounts payable and accrued liabilities	61,215	(15,583)
Accounts payable and accrued liabilities—related party	(579)	—
Initial payment of operating lease liability	(373)	(407)
Net cash provided by operating activities	192,118	159,396
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(133,930)	(144,986)
Acquisition of IMG Energy Solutions, net of cash received	(15,208)	—
Sale of equity securities	29,911	—
Proceeds from sale of assets	13,052	2,993
Net cash used in investing activities	(106,175)	(141,993)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	493,000	573,000
Repayments of borrowings on line-of-credit	(473,500)	(547,000)
Payments on finance lease obligations	(17,645)	(9,254)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(13,191)	(11,642)
Payments pursuant to tax receivable agreements	(40,757)	(5,170)
Share repurchases	(23,958)	(30,167)
Tax withholding on restricted stock units	(5,798)	—
Net cash used in financing activities	(81,849)	(30,233)
Net increase (decrease) in cash and cash equivalents before translation effect	4,094	(12,830)
Translation effect on cash	22	(166)
Cash and cash equivalents—beginning of period	19,984	36,784
Cash and cash equivalents—end of period	$24,100	$23,788

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$825	$16,694
Cash paid for interest	$9,041	$7,450
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$111,987	$97,993
Capital expenditures reclassified from prepaid and other current assets	$13,944	$18,291
Capital expenditures reclassified from finance lease right-of-use assets	$—	$6,894
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation
Organization
Liberty Energy Inc. (the “Company”), together with its consolidated subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas exploration and production (“E&P”) companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
The U.S. dollar is the reporting currency and functional currency for most of our operations except certain of our foreign subsidiaries, which use their local currencies as their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. The effects of these translation adjustments are reflected in accumulated other comprehensive income included in the accompanying unaudited condensed consolidated statements of comprehensive income.
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2025 and December 31, 2024, and the results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2025 and 2024. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2025. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
All intercompany amounts have been eliminated in the presentation of the unaudited condensed consolidated financial statements of the Company. Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources, and assess performance. Further, the CODM is regularly provided with and utilizes consolidated functional expenses, as presented in the accompanying unaudited condensed consolidated statements of operations, and total assets at the consolidated level, as included in the accompanying unaudited condensed consolidated balance sheets herein, to manage the Company’s operations.
Note 2—Significant Accounting Policies
Recently Adopted Accounting Standards
Segment Reporting: Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. See Note 1—Organization and Basis of Presentation for further details about the impact of this ASU on the Company’s financial statements.

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
IMG Acquisition
On March 3, 2025, the Company completed the acquisition of IMG Energy Solutions, a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received (the “IMG Acquisition”). The IMG Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the IMG Acquisition, the Company recorded goodwill and intangible assets of $12.6 million, property and equipment of $5.1 million, other long-term assets, net of $1.8 million, and net working capital of $0.1 million. Goodwill and intangible assets are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets. Due to the immateriality of the IMG Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
As the IMG Acquisition closed on March 3, 2025, the Company is in the process of completing the initial purchase price allocation in accordance with Accounting Standards Codification (“ASC”) Topic 805.
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Proppants	$9,929	$9,341
Chemicals	21,015	18,629
Maintenance parts and other	171,921	175,499
	$202,865	$203,469
During the three months ended March 31, 2025, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.1 million. During the year ended December 31, 2024, the lower of cost or net realizable value analysis resulted in the Company recording a write-down to the inventory carrying value of $1.0 million.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2025	2024
Land	N/A	$30,052	$30,041
Field services equipment	2-10	3,091,712	3,068,681
Vehicles	4-7	59,637	61,433
Lease equipment	10	161,251	163,889
Buildings and facilities	5-30	186,012	180,010
Mineral reserves	>25	80,097	80,070
Office equipment, furniture, and software	2-7	12,730	12,532
		3,621,491	3,596,656
Less accumulated depreciation and depletion		(1,931,341)	(1,917,551)
		1,690,150	1,679,105
Construction in-progress	N/A	235,910	211,893
Property and equipment, net		$1,926,060	$1,890,998
Depreciation expense for the three months ended March 31, 2025 and 2024 was $110.9 million. Depletion expense for the three months ended March 31, 2025 and 2024 was $0.3 million.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$13,591	$8,911
Interest on lease liabilities	5,036	3,373
Operating lease cost	8,723	9,035
Variable lease cost	1,560	1,767
Short-term lease cost	1,010	1,022
Total lease cost, net	$29,920	$24,108
Supplemental cash flow and other information related to leases for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating leases	$8,817	$9,055
Finance leases	22,690	12,627
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	8,264	4,242
Finance leases	27,656	30,138
Lease terms and discount rates as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.8 years	3.8 years
Finance leases	2.8 years	3.2 years
Weighted-average discount rate:
Operating leases	7.0%	6.7%
Finance leases	7.3%	7.4%
Future minimum lease commitments as of March 31, 2025 were as follows:

($ in thousands)	Finance	Operating
Remainder of 2025	$81,715	$25,291
2026	87,873	23,723
2027	58,562	13,916
2028	63,185	5,407
2029	26,528	3,169
Thereafter	115	10,594
Total lease payments	317,978	82,100
Less imputed interest	37,358	9,196
Total	$280,620	$72,904
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2025 is $12.3 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Lessor Arrangements
The Company leases dry and wet sand containers, conveyor belts, and other equipment to customers through operating leases, where the lessor for tax purposes is considered to be the owner of the equipment during the term of the lease. The lease agreements do not include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value. The majority of the lease agreements are short-term in nature and contain a termination clause in which the customer can cancel the contract. The leases can be subject to variable lease payments if the customer requests more units than what is agreed upon in the lease. The Company does not record any lease assets or liabilities related to these variable items.
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of March 31, 2025 and December 31, 2024 were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Equipment leased to others - at original cost	$161,251	$163,889
Less: Accumulated depreciation	(45,211)	(41,223)
Equipment leased to others - net	$116,040	$122,666
Future payments receivable for long-term non-cancelable operating leases as of March 31, 2025 are as follows:

($ in thousands)
Remainder of 2025	$3,776
2026	2,239
2027	—
2028	—
2029	—
Thereafter	—
Total	$6,015
Revenues from operating leases for the three months ended March 31, 2025 and 2024 were $13.6 million and $9.1 million, respectively.
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued vendor invoices	$81,646	$73,591
Operations accruals	53,569	56,375
Accrued benefits and other	84,130	76,747
	$219,345	$206,713
Note 7—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Revolving Line of Credit	$210,000	$190,500
ABL Facility
The Company is party to a revolving line of credit up to $525.0 million (the “ABL Facility”), subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of March 31, 2025, the borrowing base was calculated to be $363.9 million, and the Company had $210.0 million outstanding in addition to letters of credit in the amount of $14.0 million, with $139.9 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of March 31, 2025 and December 31, 2024 incurred interest at a weighted average rate of 6.7% and 6.8%, respectively. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
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
The Company was in compliance with these covenants as of March 31, 2025.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2025	$—
2026	—
2027	—
2028	210,000
2029	—
Thereafter	—
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2025 and December 31, 2024.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on March 31, 2025 and December 31, 2024, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on March 31, 2025 and December 31, 2024 based on quoted prices in active markets.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2025 and December 31, 2024, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on March 31, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the IMG Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 2—Significant Accounting Policies.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2025 and December 31, 2024, the Company had cash equivalents, measured at fair value, of $0.3 million.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of March 31, 2025 and December 31, 2024, the fair value of the investment was estimated at $38.3 million and $51.6 million, respectively. The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $16.6 million during the three months ended March 31, 2025, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares valued at $29.9 million during the three months ended March 31, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows.
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran completed its initial public offering and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s initial public offering by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of March 31, 2025 and December 31, 2024, the fair value of the investment was estimated at $21.4 million and $18.8 million, respectively. The change in Tamboran’s fair value resulted in an unrealized gain of $2.7 million during the three months ended March 31, 2025, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of March 31, 2025 and December 31, 2024 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $24.1 million and $20.0 million as of March 31, 2025 and December 31, 2024, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2025, Customer A, Customer B, and Customer C accounted for 12%, 11%, and 10%, respectively, of total consolidated accounts receivable and unbilled revenue. As of December 31, 2024, Customer B and Customer D accounted for 14% and 10%, respectively, of total consolidated accounts receivable and unbilled revenue. During the three months ended

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2025, Customer A and Customer B accounted for 13% and 10%, respectively, of consolidated revenues. During the three months ended March 31, 2024, Customer A accounted for 15% of consolidated revenues. No other customers accounted for more than 10% of accounts receivable and unbilled revenues or revenues during the respective periods.
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
As of both March 31, 2025 and December 31, 2024, the Company had $0.8 million in allowance for credit losses as follows:

($ in thousands)
Allowance for credit losses on December 31, 2024	$848
Credit losses:
Current period provision	—
Amounts written off, net of recoveries	(10)
Allowance for credit losses on March 31, 2025	$838
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	2,938,408	$16.93
Granted	392,910	20.94
Vested	(304,437)	16.27
Forfeited	(20,612)	17.33
Outstanding as of March 31, 2025	3,006,269	$17.52

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	1,106,939	$15.10
Granted	237,209	20.74
Vested	(363,001)	14.78
Forfeited	—	—
Outstanding as of March 31, 2025	981,147	$16.58
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $18.1 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense for the three months ended March 31, 2025, includes $10.2 million of expense recognized related to the resignation of Christopher A. Wright, the Company’s former Chief Executive Officer upon confirmation as Secretary of Energy of the United States on February 3, 2025, included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There was approximately $39.5 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025 to stockholders of record as of March 6, 2025, which totaled $12.9 million.
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024 to stockholders of record as of March 6, 2024, which totaled $11.6 million.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $0.3 million for the three months ended March 31, 2025. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.0 million for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had $1.4 million and $1.5 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. As of March 31, 2025 and December 31, 2024, the cumulative repurchase authorization was $750.0 million through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Three Months Ended March 31,
($ in thousands, except share count and per share data)	2025	2024
Shares of Class A Common Stock	1,546,138	1,480,084
Cost of shares repurchased	$23,958	$30,167
Average price per share including commissions	$15.50	$20.38
As of March 31, 2025, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022, the Company accrued stock repurchase excise tax of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024 the Company had excise tax payables of $1.1 million and $0.9 million, respectively, in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
Note 10—Net Income per Share
Basic net income per share measures the performance of an entity over the reporting period. Diluted net income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method to determine the potential dilutive effect of outstanding RSUs and PSUs.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended
(In thousands, except per share data)	March 31, 2025	March 31, 2024
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$20,111	$81,892
Denominator:
Basic weighted average common shares outstanding	161,938	166,325
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.12	$0.49
Diluted Net Income Per Share
Numerator:
Diluted net income attributable to Liberty Energy Inc. stockholders	$20,111	$81,892
Denominator:
Basic weighted average common shares outstanding	161,938	166,325
Effect of dilutive securities:
Restricted stock units	3,846	5,116
Diluted weighted average common shares outstanding	165,784	171,441
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.12	$0.48
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). On June 20, 2024 and December 23, 2024, Canada and Australia, respectively, enacted the Pillar Two global minimum tax regime, which is not expected to have a material impact on the Company’s financial statements for the fiscal year ended December 31, 2025. The OECD continues to release additional guidance and countries are implementing legislation, with widespread adoption of the Pillar Two Framework expected by 2025. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries earnings as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2025 was 28.0%, compared to 24.4% for the period ended March 31, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $7.8 million and $26.5 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company recognized a net deferred tax liability in the amount of $137.7 million. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Tax Receivable Agreements
In connection with the IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direct Partnership, L.P. and the then existing owners that continued to own units in Liberty Oilfield Services New HoldCo LLC (“Liberty LLC Units”) (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of redemption or call rights, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
At March 31, 2025, the Company’s liability under the TRAs was $74.9 million, of which $7.7 million was recorded as a current liability, and $67.2 million was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $40.8 million for the three months ended March 31, 2025.
As of December 31, 2024, the Company’s liability under the TRAs was $115.7 million, of which $40.8 million was recorded as a current liability, and $74.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $5.2 million for the three months ended March 31, 2024.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $9.8 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively.
Note 13—Related Party Transactions
Franklin Mountain Energy, LLC
A member of the Board, Audrey Robertson, served as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”) until its acquisition by an unaffiliated party. Accordingly, effective January 28, 2025, Franklin Mountain is no longer a related party. The amounts of the Company’s revenue related to completion services provided to Franklin Mountain for the period January 1, 2025 through January 27, 2025, and the three months ended March 31, 2024 were $5.8 million and $11.5 million, respectively.
Receivables from Franklin Mountain as of December 31, 2024 were $4.2 million.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate is no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to completion services provided to the Affiliate for the period January 1, 2024 through March 13, 2024 was $11.1 million.
During the period January 1, 2024 through March 13, 2024, interest income from the Affiliate was $0.5 million.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. Effective February 3, 2025, Mr. Wright was confirmed as the United States Secretary of Energy by the United States Senate and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party. The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $16.6 million during the three months ended March 31, 2025, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $29.9 million during the three months ended March 31, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025 and the three months ended March 31, 2024.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.0 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively. Payables to Nomad were $0.0 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the value of the Company’s investment using the equity method accounting was $9.6 million and $10.7 million, respectively. During the three months ended March 31, 2025 and 2024, the Company received cash distributions from Nomad in the amounts of $1.0 million and $0.0 million, respectively, included in cash return on equity investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company made a commitment to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Effective March 24, 2025, Ron Gusek, the Company’s Chief Executive Officer, became a member of the Foundation’s Advisory Board. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million to the Foundation, subject to reimbursement. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025 and 2024, the Company made charitable contributions of $0.2 million and $0.3 million, to the Foundation, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of March 31, 2025 and December 31, 2024, the agreements provide pricing and committed supply sources for the Company to purchase 365,632 and 360,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through December 31, 2025.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2025	$26,053
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$26,053
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $8.3 million for the remainder of 2025. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2025 are $2.2 million of payments expected to be made in the second quarter of 2025 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 15—Subsequent Events
On April 15, 2025, the Board approved a quarterly dividend of $0.08 per share of Class A Common Stock to be paid on June 20, 2025 to holders of record as of June 6, 2025.
No other significant subsequent events have occurred that would require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements and notes thereto.

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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of March 31, 2025. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed to support the Company’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services can be limited in the market, yet critical to maintaining highly efficient well site operations. Through the first quarter of 2025, LPI was primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield. In January 2025, we announced LPI’s intent to expand into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac℠ pumps into other areas inside and outside of the oilfield.
Business Developments
On March 3, 2025, we completed the acquisition of IMG Energy Solutions, a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition brings integrated capabilities across engineering design and development, construction management, enhanced software and monitoring systems, operations and marketing. We believe the IMG Acquisition will strengthen LPI by incorporating IMG Energy Solutions’s advanced engineering designs, software control systems, utility interconnection experience and power marketing expertise.
Business Strategy and Technical Innovation
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

Recent Trends and Outlook
Global oil markets are contending with tariff impacts, geopolitical tensions, and oil supply dynamics, including the evolving OPEC+ production strategy and potential constraints on Iranian, Russian, and Venezuelan oil exports. While recent volatility in commodity prices is not immediately driving changes in North American production activity, oil producers are evaluating a range of scenarios in anticipation of oil price pressure in light of the foregoing. Gas producers could prove to be beneficiaries of potentially lower associated gas production in oily basins if oil production is curtailed. Larger, well-capitalized producers, that comprise a greater portion of present North American shale production, are better able to withstand a broader range of commodity prices.
Most producers have targeted flat to modest production growth for 2025 and today’s frac activity supports maintaining current oil production levels. Natural gas fundamentals are expected to be more favorable during the year on rising LNG export capacity demand.
During the first quarter of 2025, the posted WTI price traded at an average of $71.78 per barrel (“Bbl”), as compared to the first quarter of 2024 average of $77.50 per Bbl, and the fourth quarter of 2024 average of $70.73 per Bbl. Subsequent to March 31, 2025, the WTI price traded lower at an average of $64.18 per Bbl through April 14, 2025. In addition, the Henry Hub price traded at an average of $4.14 per one million British thermal units (“MMBtu”), as compared to the first quarter of 2024 average of $2.44 per MMBtu, and the fourth quarter of 2024 average of $2.15 per MMBtu. Subsequent to March 31, 2025, the Henry Hub traded lower at an average of $3.82 per MMBtu through April 14, 2025, still well above prior period prices. The average domestic onshore rig count for the United States and Canada was 788 rigs reported in the first quarter of 2025, down from the average in the first quarter of 2024 of 810, and up from the fourth quarter of 2024 of 765, according to a report from Baker Hughes.
Results of Operations
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Three months ended March 31,
Description	2025	2024	Change
	(in thousands)
Revenue	$977,461	$1,073,125	$(95,664)
Cost of services, excluding depreciation, depletion, and amortization shown separately	761,616	782,680	(21,064)
General and administrative	65,775	52,986	12,789
Transaction and other costs	811	—	811
Depreciation, depletion, and amortization	127,742	123,186	4,556
Loss (gain) on disposal of assets, net	3,345	(1,160)	4,505
Operating income	18,172	115,433	(97,261)
Other (income) expense, net	(9,745)	7,063	(16,808)
Net income before income taxes	27,917	108,370	(80,453)
Income tax expense	7,806	26,478	(18,672)
Net income	20,111	81,892	(61,781)
Revenue
Our revenue decreased $95.7 million, or 9%, to $977.5 million for the three months ended March 31, 2025 compared to $1.1 billion for the three months ended March 31, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, partially offset by higher activity levels primarily from increased fleet efficiency.
Cost of Services
Cost of services (excluding depreciation, depletion, and amortization) decreased $21.1 million, or 3%, to $761.6 million for the three months ended March 31, 2025 compared to $782.7 million for the three months ended March 31, 2024. The decrease in expense was primarily related to decreases in materials costs and lower repairs and maintenance costs, partially offset by increased personnel costs related to higher activity levels discussed above.

General and Administrative
General and administrative increased 24%, to $65.8 million for the three months ended March 31, 2025 compared to $53.0 million for the three months ended March 31, 2024. The increase was primarily attributable to increased stock-based compensation expense recognized in connection with the resignation of Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, from the Company upon his confirmation to the Secretary of Energy of the United States.
Transaction and Other Costs
Transaction and other costs were $0.8 million for the three months ended March 31, 2025, with no such costs recorded for the three months ended March 31, 2024, for costs related to the IMG Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $4.6 million, or 4%, to $127.7 million for the three months ended March 31, 2025 compared to $123.2 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was due to additional finance leases entered into during the period for heavy equipment.
Loss (Gain) on Disposal of Assets, net
The Company recorded a loss on disposal of assets of $3.3 million for the three months ended March 31, 2025 compared to a gain on disposal of assets of $1.2 million for the three months ended March 31, 2024. The loss as of March 31, 2025 was primarily the result of the Company selling equipment that is no longer in use as part of normal course fleet and equipment management. The gain as of March 31, 2024 primarily related to the scrapping of fully depreciated equipment.
Other (Income) Expense, Net
Other (income) expense, net changed by $16.8 million to $9.7 million income for the three months ended March 31, 2025 compared to $7.1 million expense for the three months ended March 31, 2024. Other (income) expense, net is comprised of gain on investments, net of $19.3 million related to investments in equity securities measured at fair value for the three months ended March 31, 2025, with no such gain or loss on investments during the three months ended March 31, 2024. Interest expense, net increased $2.0 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $7.8 million for the three months ended March 31, 2025, an effective rate of 28%, compared to $26.5 million for the three months ended March 31, 2024, an effective rate of 24%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes, as discussed above.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2025	2024	Change
	(in thousands)
Net income	$20,111	$81,892	$(61,781)
Depreciation, depletion, and amortization	127,742	123,186	4,556
Interest expense, net	9,543	7,063	2,480
Income tax expense	7,806	26,478	(18,672)
EBITDA	$165,202	$238,619	$(73,417)
Stock-based compensation expense	18,080	7,327	10,753
Gain on investments, net	(19,288)	—	(19,288)
Transaction and other costs	811	—	811
Loss (gain) on disposal of assets, net	3,345	(1,160)	4,505
Adjusted EBITDA	$168,150	$244,786	$(76,636)
EBITDA was $165.2 million for the three months ended March 31, 2025 compared to $238.6 million for the three months ended March 31, 2024. Adjusted EBITDA was $168.2 million for the three months ended March 31, 2025 compared to $244.8 million for the three months ended March 31, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and partially offset by changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility. We believe that we can fund operations and current organic growth plans with these sources. We monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund organic and other growth opportunities that we pursue, including via acquisition. Our primary uses of capital have been capital expenditures to support growth, both organic and through acquisitions, and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents increased by $4.1 million to $24.1 million as of March 31, 2025 compared to $20.0 million as of December 31, 2024, while working capital excluding cash and current liabilities under debt and lease arrangements decreased $36.1 million.

As of March 31, 2025, the Company was party to one credit agreement, which provides for a revolving line of credit up to $525.0 million. The ABL Facility is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of March 31, 2025, the borrowing base was calculated to be $363.9 million, and the Company had $210.0 million outstanding, in addition to letters of credit in the amount of $14.0 million, with $139.9 million of remaining availability.
The ABL Facility contains covenants that restrict our ability to take certain actions. As of March 31, 2025, we were in compliance with all debt covenants.
See Note 7— Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of March 31, 2025, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the three months ended March 31, 2025, the Company repurchased and retired shares of Class A Common Stock for $24.0 million, under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$192,118	$159,396	$32,722
Net cash used in investing activities	(106,175)	(141,993)	35,818
Net cash used in financing activities	(81,849)	(30,233)	(51,616)
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2025 and March 31, 2024
Operating Activities. Net cash provided by operating activities was $192.1 million for the three months ended March 31, 2025, compared to $159.4 million for the three months ended March 31, 2024. The $32.7 million increase in cash from operating activities is attributable to a $39.8 million increase in cash from changes in working capital for the three months ended March 31, 2025, compared to a $52.0 million decrease in cash from changes in working capital for the three months ended March 31, 2024. This increase in cash flows was partially offset by a $95.7 million decrease in revenues, net of a $36.6 million decrease in cash operating expenses, interest expense, net, and income tax expense.
Investing Activities. Net cash used in investing activities was $106.2 million for the three months ended March 31, 2025, compared to $142.0 million for the three months ended March 31, 2024. Cash used in investing activities was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to proceeds of $29.9 million from the sale of common shares on the active market of Oklo and higher proceeds from the sale of assets, offset by a nominal increase in capital expenditures, including acquisitions. During the three months ended March 31, 2025, the Company acquired IMG Energy Solutions for total cash consideration of approximately $15.2 million, net of cash received, after preliminary closing adjustments. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition. Investments in equipment, including the new digiTechnologies™ suite and capitalized maintenance of existing equipment decreased $11.1 million, from $145.0 million for the three months ended March 31, 2024 to $133.9 million for the three months ended March 31, 2025.

Financing Activities. Net cash used in financing activities was $81.8 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $30.2 million for the three months ended March 31, 2024. The $51.6 million increase in cash used in financing activities was primarily due to a $35.6 million increase in cash paid under the TRA liability, $8.4 million increase in cash paid for finance leases, $5.8 million increase in cash paid for tax withholding on RSU vestings, and $1.5 million increase in dividends paid. These increases were partially offset by a $6.5 million decrease in net borrowings and $6.2 million decrease in share repurchases during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of March 31, 2025 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of March 31, 2025, except for purchase commitments under supply agreements of $26.1 million payable within 2025. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. During the three months ended March 31, 2025, the Company expanded its equipment lease facilities resulting in the addition of $27.7 million in new finance lease obligations. The terms on these new leases range from three to five years.
There have been no material changes to cash requirements since the year ended December 31, 2024.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2025 was 28%, compared to 24% for the period ended March 31, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $7.8 million and $26.5 million during the three months ended March 31, 2025 and 2024, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of March 31, 2025 and December 31, 2024, the Company’s net deferred tax liabilities were $137.7 million.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our unaudited condensed consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Additionally, during the three months ended March 31, 2024, the Company formed an entity in Australia, in which the Australian dollar as the functional currency of the Company’s foreign subsidiary.
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2025 and 2024, the Company recorded foreign currency translation income of $0.1 million and loss of $3.7 million, to comprehensive income (loss), respectively.
Other exposures to market risk have not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, we completed the IMG Acquisition on March 3, 2025. The Company is in the process of integrating the internal controls over financial reporting of the entities acquired. As a result of these integration activities, certain controls will be evaluated and may be changed. Once integrated, we will update documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	$294,191,766
February 1, 2025 - February 28, 2025	270,131	$17.34	270,131	$289,507,608
March 1, 2025 - March 31, 2025	1,276,007	$15.10	1,276,007	$270,233,835
Total	1,546,138	$15.50	1,546,138	$270,233,835
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
(2) The average price paid per share of $15.50 was calculated including commissions.
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

Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Signature
/s/ Ron Gusek
Date:	April 17, 2025	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	April 17, 2025	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 17, 2025	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)