Form 10-Q
period 2025-06-30
Liberty Energy Inc.
filed 2025-07-25
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 18, 2025, the registrant had 161,955,730 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “LBRT.” There is no public market for our Class B Common Stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, outlook for the power industry, future global economic conditions, the impact of worldwide political, military and armed conflict, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, the impact of policy, legislative, and regulatory changes, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2024, (the “Annual Report”), this Quarterly Report, and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,563	$19,984
Accounts receivable—trade, net of allowances for credit losses of $994 and $848, respectively	387,770	350,412
Accounts receivable—related party	—	4,234
Unbilled revenue	219,563	185,210
Inventories	201,268	203,469
Prepaid and other current assets	93,213	85,214
Total current assets	921,377	848,523
Property and equipment, net	1,929,426	1,890,998
Finance lease right-of-use assets	305,723	283,113
Operating lease right-of-use assets	70,550	73,322
Other assets	127,931	119,402
Investment in Nomad Proppant Services LLC	8,988	10,674
Investment in Oklo Inc.	58,007	51,611
Investment in Tamboran Resources Corporation	19,046	18,751
Total assets	$3,441,048	$3,296,394
Liabilities and Equity
Current liabilities:
Accounts payable (including amounts due to related parties of $— and $582, respectively)	$404,457	$314,123
Accrued liabilities	244,506	206,713
Income taxes payable	27,585	9,693
Current portion of payable pursuant to tax receivable agreements	7,725	40,776
Current portion of finance lease liabilities	79,528	66,648
Current portion of operating lease liabilities	29,577	28,570
Total current liabilities	793,378	666,523
Long-term debt	160,000	190,500
Deferred tax liability	137,728	137,728
Payable pursuant to tax receivable agreements	67,180	74,886
Noncurrent portion of finance lease liabilities	206,561	203,511
Noncurrent portion of operating lease liabilities	41,218	44,377
Total liabilities	1,406,065	1,317,525
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 161,955,730 issued and outstanding as of June 30, 2025 and 161,858,784 issued and outstanding as of December 31, 2024	1,620	1,619
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	962,840	977,484
Retained earnings	1,084,192	1,019,517
Accumulated other comprehensive loss	(13,669)	(19,751)
Total stockholders’ equity	2,034,983	1,978,869
Total liabilities and equity	$3,441,048	$3,296,394
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue	$1,042,521	$1,118,263	$2,014,135	$2,168,821
Revenue—related parties	—	41,621	5,847	64,188
Total revenue	1,042,521	1,159,884	2,019,982	2,233,009
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	812,107	835,798	1,573,723	1,618,478
General and administrative	58,344	57,700	124,119	110,686
Transaction and other costs	—	—	811	—
Depreciation, depletion, and amortization	129,366	123,305	257,108	246,491
Loss on disposal of assets, net	5,631	1,248	8,976	88
Total operating costs and expenses	1,005,448	1,018,051	1,964,737	1,975,743
Operating income	37,073	141,833	55,245	257,266
Other (income) expense:
Gain on investments, net	(68,242)	(7,201)	(87,530)	(7,201)
Interest income—related party	—	—	—	(478)
Interest expense, net	10,162	8,063	19,705	15,604
Total other (income) expense, net	(58,080)	862	(67,825)	7,925
Net income before income taxes	95,153	140,971	123,070	249,341
Income tax expense	24,137	32,550	31,943	59,028
Net income	$71,016	$108,421	$91,127	$190,313

Net income per common share:
Basic	$0.44	$0.65	$0.56	$1.14
Diluted	$0.43	$0.64	$0.55	$1.12
Weighted average common shares outstanding:
Basic	161,865	166,210	161,901	166,268
Diluted	164,243	169,669	165,041	170,647
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$71,016	$108,421	$91,127	$190,313
Other comprehensive income (loss)
Foreign currency translation	6,011	(1,726)	6,082	(5,449)
Comprehensive income	$77,027	$106,695	$97,209	$184,864
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.16/share of Class A Common Stock dividend	—	—	—	—	—	(26,452)	—	(26,452)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	26,181	—	—	26,181
Vesting of restricted stock units, net	1,643	—	17	—	(16,852)	—	—	(16,835)
Currency translation adjustment	—	—	—	—	—	—	6,082	6,082
Net income	—	—	—	—	—	91,127	—	91,127
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.14/share of Class A Common Stock dividend	—	—	—	—	—	(23,805)	—	(23,805)
Share repurchases	(2,800)	—	(28)	—	(59,715)	—	—	(59,743)
Excise tax on share repurchases	—	—	—	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	—	—	14,197	—	—	14,197
Vesting of restricted stock units, net	1,522	—	15	—	(19,782)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(5,449)	(5,449)
Net income	—	—	—	—	—	190,313	—	190,313
Balance—June 30, 2024	165,332	—	$1,653	$—	$1,027,939	$918,836	$(11,533)	$1,936,895
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$91,127	$190,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	257,108	246,491
Loss on disposal of assets, net	8,976	88
Stock-based compensation expense	26,181	14,197
Gain on investments, net	(87,530)	(7,201)
Cash return on equity method investment	2,234	2,005
Other non-cash items, net	3,869	150
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(69,395)	(97,029)
Accounts receivable and unbilled revenue—related party	4,234	24,779
Inventories	1,033	(2,572)
Prepaid and other assets	(26,678)	(8,812)
Accounts payable and accrued liabilities	153,122	46,042
Accounts payable and accrued liabilities—related party	(582)	—
Initial payment of operating lease liability	(992)	(864)
Net cash provided by operating activities	362,707	407,587
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(271,441)	(280,951)
Investment in equity securities	—	(16,056)
Acquisition of IMG Energy Solutions, net of cash received	(15,208)	—
Sale of equity securities	80,839	—
Proceeds from sale of assets	16,517	4,877
Net cash used in investing activities	(189,293)	(292,130)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	695,000	1,087,000
Repayments of borrowings on line-of-credit	(725,500)	(1,080,000)
Payments on finance lease obligations	(34,165)	(20,441)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(26,944)	(23,867)
Payments of payables pursuant to tax receivable agreements	(40,757)	(5,170)
Share repurchases	(24,882)	(59,743)
Tax withholding on restricted stock units	(16,835)	(19,767)
Net cash used in financing activities	(174,083)	(121,988)
Net decrease in cash and cash equivalents before translation effect	(669)	(6,531)
Translation effect on cash	248	(210)
Cash and cash equivalents—beginning of period	19,984	36,784
Cash and cash equivalents—end of period	$19,563	$30,043

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$20,573	$24,379
Cash paid for interest	$19,845	$15,842
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$90,364	$106,511
Capital expenditures reclassified from prepaid and other current assets	$27,627	$43,641
Capital expenditures reclassified from finance lease right-of-use assets	$—	$6,894
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2025 and December 31, 2024, the results of operations and equity of the Company as of and for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2025. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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
IMG Acquisition
On March 3, 2025, the Company completed the acquisition of IMG Energy Solutions, a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received (the “IMG Acquisition”). The IMG Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the IMG Acquisition, the Company recorded goodwill and intangible assets of $12.6 million, property and equipment of $5.1 million, other long-term assets of $1.8 million, and net working capital of $0.1 million. Goodwill and intangible assets are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets. Due to the immateriality of the IMG Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
In accordance with Accounting Standards Codification (“ASC”) Topic 805, an acquirer is allowed a period, referred to as the measurement period, in which to complete its accounting for the transaction. Such measurement period ends at the earliest date that the acquirer a) receives the information necessary or b) determines that it cannot obtain further information, and such period may not exceed one year. The IMG Acquisition closed on March 3, 2025 and the Company completed the purchase price allocation during the quarter ended June 30, 2025.
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Proppants	$8,171	$9,341
Chemicals	19,477	18,629
Maintenance parts	173,620	175,499
	$201,268	$203,469

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2025	2024
Land	N/A	$27,621	$30,041
Field services equipment	2-10	3,068,571	3,068,681
Vehicles	4-7	58,160	61,433
Lease equipment	10	153,885	163,889
Buildings and facilities	5-30	175,527	180,010
Mineral reserves	>25	80,274	80,070
Office equipment, furniture, and software	2-7	12,810	12,532
		3,576,848	3,596,656
Less accumulated depreciation and depletion		(1,879,333)	(1,917,551)
		1,697,515	1,679,105
Construction in-progress	N/A	231,911	211,893
Property and equipment, net		$1,929,426	$1,890,998
During the three months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $111.8 million and $110.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized depreciation expense of $222.7 million and $220.9 million, respectively. Depletion expense for each of the three months ended June 30, 2025 and 2024 was $0.3 million. Depletion expense for each of the six months ended June 30, 2025 and 2024 was $0.6 million.
As of June 30, 2025 and December 31, 2024, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale as discussed below.
As of June 30, 2025, the Company classified $2.8 million of land and $7.3 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimates that the carrying value of the asset is less than the fair value less the estimated costs to sell and therefore no gain or loss was recorded during the six months ended June 30, 2025.
Additionally, as of December 31, 2024, the Company had no assets that met the held for sale criteria.
As of June 30, 2024, the Company classified $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties as assets held for sale. The Company estimated that carrying value of the assets was equal to the fair value less the estimated costs to sell, net of write-downs taken in a prior period, and therefore no gain or loss was recorded during the six months ended June 30, 2024.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$13,814	$9,933	$27,405	$18,844
Interest on lease liabilities	5,054	3,920	10,090	7,293
Operating lease cost	9,011	8,656	17,734	17,691
Variable lease cost	1,485	1,621	3,045	3,388
Short-term lease cost	770	860	1,780	1,882
Total lease cost, net	$30,134	$24,990	$60,054	$49,098

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating leases	$8,446	$8,742	$17,263	$17,797
Finance leases	21,596	15,102	44,286	27,729
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	6,042	5,458	14,306	9,700
Finance leases	22,968	51,367	50,624	81,505
During the three and six months ended June 30, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off a de minimis amount of operating lease right-of-use assets and liabilities. Additionally, the Company recognized finance lease right-of-use assets of $3.8 million and liabilities of $3.8 million. There was no gain or loss recognized as a result of these amendments. During the three and six months ended June 30, 2025, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.8 years	3.8 years
Finance leases	2.9 years	3.2 years
Weighted-average discount rate:
Operating leases	7.2%	6.7%
Finance leases	7.2%	7.4%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2025 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2025	$55,194	$17,795
2026	96,439	25,118
2027	67,206	15,645
2028	71,703	6,796
2029	31,991	3,757
Thereafter	1,523	10,665
Total lease payments	324,056	79,776
Less imputed interest	(37,967)	(8,981)
Total	$286,089	$70,795

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2025 is $12.4 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of June 30, 2025 and December 31, 2024 were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Equipment leased to others - at original cost	$153,885	$163,889
Less: Accumulated depreciation	(47,291)	(41,223)
Equipment leased to others - net	$106,594	$122,666
Future payments receivable for long-term non-cancelable operating leases as of June 30, 2025 are as follows:

($ in thousands)
Remainder of 2025	$2,406
2026	2,239
2027	—
2028	—
2029	—
Thereafter	—
Total	$4,645
Revenues from operating leases for the three and six months ended June 30, 2025 were $14.6 million and $28.1 million, respectively. Revenues from operating leases for the three and six months ended June 30, 2024 were $8.7 million and $17.8 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued vendor invoices	$93,127	$73,591
Operations accruals	49,860	56,375
Accrued benefits and other	101,519	76,747
	$244,506	$206,713
Note 7—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Revolving Line of Credit	$160,000	$190,500
ABL Facility
The Company is party to a revolving line of credit up to $525.0 million (the “ABL Facility”), subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. As of June 30, 2025, the borrowing base was calculated to be $430.4 million, and the Company had $160.0 million outstanding in addition to letters of credit in the amount of $14.0 million, with $256.4 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement (the “ABL Facility credit agreement”). Additionally, borrowings as of June 30, 2025 and December 31, 2024 incurred interest at a weighted average rate of 6.6% and 6.8%, respectively. The average monthly unused commitment is subject to an unused commitment fee of 0.25% to 0.375%. Interest and fees are payable in arrears at the end of each month, or, in the case of SOFR loans, at the end of each interest period. The ABL Facility matures on January 23, 2028. Borrowings under the ABL Facility are collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor.
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
The Company was in compliance with these covenants as of June 30, 2025.
Effective July 24, 2025, (i) the outstanding debt under the ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility (as defined below). Furthermore, also effective as of July 24, 2025, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers (the “Borrowers”), and the Company, as parent guarantor, entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger, and certain other lenders party thereto (the “Credit Agreement”), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory (the “Revolving Credit Facility”). A portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of debt are as follows:

($ in thousands)
Remainder of 2025	$—
2026	—
2027	—
2028	160,000
2029	—
Thereafter	—
$160,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the six months ended June 30, 2025 and 2024.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on June 30, 2025 and December 31, 2024.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on June 30, 2025 and December 31, 2024, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on June 30, 2025 and December 31, 2024 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on June 30, 2025 and December 31, 2024, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on June 30, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, the Company classified $2.8 million of land and $7.3 million of buildings, net of accumulated depreciation, of one property that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the property based on the listed selling price for the one property, which is a Level 3 input. The Company estimates that the carrying value of the asset is less than the fair value less the estimated costs to sell, and therefore no gain or loss was recorded during the six months ended June 30, 2025.
As of December 31, 2024, the Company had no assets that met the held for sale criteria.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2025 and December 31, 2024, the Company had cash equivalents, measured at fair value, of $0.3 million.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of June 30, 2025 and December 31, 2024, the fair value of the investment was estimated at $58.0 million and $51.6 million, respectively. The change in Oklo’s fair value along with the sale of shares in the active market resulted in a gain of $70.6 million and $87.2 million during the three and six months ended June 30, 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares valued at $80.8 million during the six months ended June 30, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows.
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran executed an Initial Public Offering (“IPO”) and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s IPO by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of June 30, 2025 and December 31, 2024, the fair value of the investment was estimated at $19.0 million and $18.8 million, respectively. The change in Tamboran’s fair value resulted in a loss of $2.4 million and gain of $0.3 million during the three and six months ended June 30, 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of June 30, 2025 and December 31, 2024 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $19.6 million and $20.0 million as of June 30, 2025 and December 31, 2024, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2025, no customers accounted for 10% or more of total consolidated accounts receivable and unbilled revenue. As of December 31, 2024, Customer A and Customer B accounted for 14% and 10%, respectively, of total consolidated accounts receivable and unbilled revenue.
During the three months ended June 30, 2025, Customer A and Customer C accounted for 10% and 11% of consolidated revenues, respectively. Additionally, during the six months ended June 30, 2025, Customer A and Customer C accounted for

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10% and 12% of consolidated revenues, respectively. During the three and six months ended June 30, 2024, Customer C accounted for 12% and 14%, respectively, of consolidated revenues.
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
As of June 30, 2025 and December 31, 2024, the Company had $1.0 million and $0.8 million, respectively, in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2024	$848
Credit Losses:
Current period provision	627
Amounts written off	(481)
Provision for credit losses on June 30, 2025	$994

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	2,938,408	$16.93
Granted	1,656,959	14.25
Vested	(1,607,097)	15.96
Forfeited	(32,263)	17.17
Outstanding as of June 30, 2025	2,956,007	$15.95
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	1,106,939	$15.10
Granted	295,423	19.44
Vested	(638,350)	13.88
Forfeited	—	—
Outstanding as of June 30, 2025	764,012	$17.79
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $8.1 million and $26.2 million for the three and six months ended June 30, 2025, respectively. The Company recognized stock-based compensation of $6.9 million and $14.2 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense for the six months ended June 30, 2025, includes $10.2 million of expense recognized related to the resignation of Christopher A. Wright, the Company’s former Chief Executive Officer upon confirmation as Secretary of Energy of the United States on February 3, 2025, included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There was approximately $49.2 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025 and June 20, 2025 to stockholders of record as of March 6, 2025 and June 6, 2025, respectively. During the three and six months ended June 30, 2025, dividend payments totaled $13.0 million and $25.9 million, respectively.
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024 and June 20, 2024 to stockholders of record as of March 6, 2024 and June 6, 2024, respectively. During the three and six months ended June 30, 2024, dividend payments totaled $11.6 million and $23.2 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $1.1 million for the six months ended June 30, 2025. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.6 million for the six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, the Company had $1.0 million and $1.5 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. As of June 30, 2025 and December 31, 2024, the cumulative repurchase authorization was $750.0 million through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share count and per share data)	2025	2024	2025	2024
Shares of Class A Common Stock	—	1,319,885	1,546,138	2,799,969
Value of shares repurchased	$—	$29,575	$23,958	$59,743
Average price per share including commissions	$—	$22.41	$15.50	$21.34
As of June 30, 2025, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
Note 10—Net Income per Share
Basic net income per share measures the performance of an entity over the reporting period. Diluted net income per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common share equivalents that were outstanding during the period, namely RSUs and PSUs. The Company uses the treasury stock method to determine the potential dilutive effect of outstanding RSUs and PSUs.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$71,016	$108,421	$91,127	$190,313
Denominator:
Basic weighted average common shares outstanding	161,865	166,210	161,901	166,268
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.44	$0.65	$0.56	$1.14
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$71,016	$108,421	$91,127	$190,313
Denominator:
Basic weighted average common shares outstanding	161,865	166,210	161,901	166,268
Effect of dilutive securities:
Restricted stock units	2,378	3,459	3,140	4,379
Diluted weighted average common shares outstanding	164,243	169,669	165,041	170,647
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.43	$0.64	$0.55	$1.12
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2025 was 26.0%, compared to 23.7% for the period ended June 30, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized income tax expense of $24.1 million and $31.9 million during the three and six months ended June 30, 2025, respectively. The Company recognized income tax expense of $32.6 million and $59.0 million during the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company recognized a net deferred tax liability in the amount of $137.7 million. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2025, the Company’s liability under the TRAs was $74.9 million, of which $7.7 million was recorded as a current liability, and $67.2 million was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $40.8 million for the six months ended June 30, 2025.
As of December 31, 2024, the Company’s liability under the TRAs was $115.7 million, of which $40.8 million was recorded as a current liability, and $74.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $5.2 million for the six months ended June 30, 2024.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $10.2 million and $9.3 million for the three months ended June 30, 2025 and 2024, respectively, and $20.0 million and $18.0 million for the six months ended June 30, 2025 and 2024, respectively.
Note 13—Related Party Transactions
Franklin Mountain Energy, LLC
A member of the Board, Audrey Robertson, served as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”) until its acquisition by an unaffiliated party. Accordingly, effective January 28, 2025, Franklin Mountain is no longer a related party. The amounts of the Company’s revenue related to completion services provided to Franklin Mountain for the period January 1, 2025 through January 27, 2025 was $5.8 million. During the three and six months ended June 30, 2024, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $41.6 million and $53.1 million, respectively.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party.
The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $70.6 million and $87.2 million during the three and six months ended June 30, 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $80.8 million during the six months ended June 30, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025 and the six months ended June 30, 2024.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.1 million during the three and six months ended June 30, 2025. Within the normal course of business, the Company purchased proppant from Nomad for $1.1 million and $3.0 million during the three and six months ended June 30, 2024, respectively.
Payables to Nomad were $0.0 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the value of the Company’s investment using the equity method of accounting was $9.0 million and $10.7 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company received cash distributions from Nomad in the amounts of $2.2 million and $2.0 million, respectively, included in cash return on equity method investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company announced its intention to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. This contribution is reviewed in advance by the Company’s Audit Committee each year. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million annually to the Foundation, subject to reimbursement rights. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three and six months ended June 30, 2025 and 2024.
During the three and six months ended June 30, 2025, the Company made charitable contributions of $0.1 million and $0.3 million, to the Foundation, respectively.
During the three and six months ended June 30, 2024, the Company made charitable contributions of $0.0 million and $0.3 million, to the Foundation, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of June 30, 2025 and December 31, 2024, the agreements provide pricing and committed supply sources for the Company to purchase 196,669 tons and 360,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2025.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2025	$29,359
2026	547
2027	—
2028	—
2029	—
Thereafter	—
$29,906
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $5.0 million for the remainder of 2025. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2025 are $1.7 million of payments expected to be made in the third quarter of 2025 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended June 30, 2025 and 2024:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—March 31, 2025	160,790	—	$1,608	$—	$965,665	$1,026,519	$(19,680)	$1,974,112
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,343)	—	(13,343)
Excise tax on share repurchases	—	—	—	—	122	—	—	122
Stock-based compensation expense	—	—	—	—	8,101	—	—	8,101
Vesting of restricted stock units, net	1,166	—	12	—	(11,048)	—	—	(11,036)
Currency translation adjustment	—	—	—	—	—	—	6,011	6,011
Net income	—	—	—	—	—	71,016	—	71,016
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—March 31, 2024	165,202	$—	$1,652	$—	$1,070,383	$822,256	$(9,807)	$1,884,484
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,841)	—	(11,841)
Share repurchases	(1,320)	—	(13)	—	(29,563)	—	—	(29,576)
Excise tax on share repurchases	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	6,870	—	—	6,870
Vesting of restricted stock units, net	1,450	—	14	—	(19,781)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(1,726)	(1,726)
Net income	—	—	—	—	—	108,421	—	108,421
Balance—June 30, 2024	165,332	—	1,653	—	1,027,939	918,836	(11,533)	$1,936,895

Note 16—Subsequent Events
Quarterly Dividend
On July 15, 2025, the Board approved a quarterly dividend of $0.08 per share of Class A Common Stock to be paid on September 18, 2025 to holders of record as of September 4, 2025.
Termination of ABL Facility
In connection with the Company’s entry into the Credit Agreement, on July 24, 2025 (the “Termination Date”), the Company terminated the ABL Facility. As of the Termination Date, (i) the outstanding debt under the Company’s ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the Company’s ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility. A portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility.
Entry into the Credit Agreement
Effective as of July 24, 2025, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers (the “Borrowers”), and the Company, as parent guarantor, entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger, and certain other lenders party thereto (the “Credit Agreement”), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory (the “Revolving Credit Facility”). A portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
One Big Beautiful Bill Act
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. While the enactment of the Act does not have an impact on the historical financial data, the Company’s future tax liabilities may be impacted. Among other changes, the Act: (i) allows for 100% expensing of the costs of certain qualified property acquired after January 19, 2025; (ii) allows election to immediately deduct R&D costs incurred; and (iii) modifies the provision related to the limitations on deduction of interest expense.
The Company expects to realize net benefits from U.S. tax reform, primarily driven by the accelerated depreciation of qualified assets for tax purposes. However, the Company continues to evaluate the impacts of the Act and further understand its implications, as well as the related, and yet to be issued, regulations and interpretations which could impact this outlook.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of June 30, 2025. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed to support the Company’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services can be limited in the market, yet critical to maintaining highly efficient well site operations. Through the first half of 2025, LPI was primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield. In January 2025, we announced LPI’s expansion into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac℠ pumps into other areas inside and outside of the oilfield.
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

Recent Trends and Outlook
While oil markets continue to evolve in response to dynamic global economic and geopolitical developments, North American production has remained relatively stable during 2025. Recent events, ranging from shifting tariff policies to rising regional hostilities and mixed economic signals affecting global oil demand, have not yet driven a meaningful North American production response. Larger, well-capitalized producers with strong balance sheets and highly efficient operations enjoy healthy well economics, enabling them to weather commodity price volatility. Intra-quarter price fluctuations created hedging opportunities, further tempering supply side reactions.
Producers are targeting a relatively flat production profile, sustaining a baseline of frac activity to offset the natural decline of producing wells. Completions activity is anticipated to gradually slow during the second half of 2025, reflecting disciplined capital deployment and contributing to market pricing pressure on services. This slowdown in activity is expected to accelerate equipment cannibalization and attrition, which fundamentally improves the supply and demand dynamics within the services industry over the cycle.
Amidst market pressures and near-term reductions in customer activity, the Company is planning to modestly reduce its deployed fleet count during the remainder of 2025 and reposition this horsepower to support expanded simul-frac offerings for its customers
During the second quarter of 2025, the posted WTI price traded at an average of $64.57 per barrel (“Bbl”), as compared to the second quarter of 2024 average of $81.81 per Bbl, and the first quarter of 2025 average of $71.78 per Bbl. Subsequent to June 30, 2025, the WTI price traded at an average of $68.59 per Bbl through July 14, 2025. In addition, during the the second quarter of 2025, the Henry Hub price traded at an average of $3.19 per one million British thermal units (“MMBtu”), as compared to the first quarter of 2025 average of $4.14 per MMBtu, and the second quarter of 2024 average of $2.06 per MMBtu. Subsequent to June 30, 2025, the Henry Hub traded at an average of $3.17 per MMBtu through July 14, 2025. The average domestic onshore rig count for the United States and Canada was 686 rigs reported in the second quarter of 2025, down from the average in the second quarter of 2024 of 716, and the average in the first quarter of 2025 of 788, according to a report from Baker Hughes.
Results of Operations
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three months ended June 30,
Description	2025	2024	Change
	(in thousands)
Revenue	$1,042,521	$1,159,884	$(117,363)
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	812,107	835,798	(23,691)
General and administrative	58,344	57,700	644
Depreciation, depletion, and amortization	129,366	123,305	6,061
Loss on disposal of assets, net	5,631	1,248	4,383
Operating income	37,073	141,833	(104,760)
Other (income) expense, net	(58,080)	862	(58,942)
Net income before income taxes	95,153	140,971	(45,818)
Income tax expense	24,137	32,550	(8,413)
Net income	71,016	108,421	(37,405)
Revenue
Our revenue decreased $117.4 million, or 10%, to $1.0 billion for the three months ended June 30, 2025 compared to $1.2 billion for the three months ended June 30, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, along with moderately reduced activity levels.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) decreased $23.7 million, or 3%, to $812.1 million for the three months ended June 30, 2025 compared to $835.8 million for the three months ended June 30, 2024. The decrease in expense was primarily related to decreases in materials costs, partially offset by increased personnel costs.

General and Administrative
General and administrative expenses were consistent between periods, increasing $0.6 million, or 1%, to $58.3 million for the three months ended June 30, 2025 compared to $57.7 million for the three months ended June 30, 2024.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $6.1 million, or 5%, to $129.4 million for the three months ended June 30, 2025 compared to $123.3 million for the three months ended June 30, 2024. The increase during the three months ended June 30, 2025 was primarily due to additional finance leases entered into since the prior period for heavy equipment.
Loss on Disposal of Assets, net
The Company recorded a loss on disposal of assets, net of $5.6 million for the three months ended June 30, 2025 compared to $1.2 million for the three months ended June 30, 2024, as the Company disposed of used equipment that is no longer in use as part of of normal course fleet and equipment management.
Other (Income) Expense, net
The Company recognized other income, net of $58.1 million for the three months ended June 30, 2025 compared to $0.9 million expense, net for the three months ended June 30, 2024. Other (income) expense, net is comprised of gain on investments, net of $68.2 million related to investments in equity securities measured at fair value for the three months ended June 30, 2025, compared to $7.2 million during the three months ended June 30, 2024. Additionally, interest expense, net increased $2.1 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases.
Income Tax Expense
The Company recognized income tax expense of $24.1 million for the three months ended June 30, 2025, an effective rate of 25%, compared to $32.6 million for the three months ended June 30, 2024, an effective rate of 23%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes, as discussed above.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

	Six months ended June 30,
Description	2025	2024	Change
	(in thousands)
Revenue	$2,019,982	$2,233,009	$(213,027)
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	1,573,723	1,618,478	(44,755)
General and administrative	124,119	110,686	13,433
Transaction and other costs	811	—	811
Depreciation, depletion, and amortization	257,108	246,491	10,617
Loss on disposal of assets, net	8,976	88	8,888
Operating income	55,245	257,266	(202,021)
Other (income) expense, net	(67,825)	7,925	(75,750)
Net income before income taxes	123,070	249,341	(126,271)
Income tax expense	31,943	59,028	(27,085)
Net income	91,127	190,313	(99,186)
Revenue
Our revenue decreased $213.0 million, or 10%, to $2.0 billion for the six months ended June 30, 2025 compared to $2.2 billion for the six months ended June 30, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, along with moderately reduced activity levels.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) decreased $44.8 million, or 3%, to $1.6 billion for the six months ended June 30, 2025 compared to $1.6 billion for the six months ended June 30, 2024. The decrease in expense was primarily related to decreases in materials costs, partially offset by increased personnel costs.

General and Administrative
General and administrative expenses increased $13.4 million, or 12%, to $124.1 million for the six months ended June 30, 2025 compared to $110.7 million for the six months ended June 30, 2024. The increase was primarily attributable to increased stock-based compensation expense recognized during the first quarter of 2025 in connection with the resignation of Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, from the Company upon his confirmation to the Secretary of Energy of the United States.
Transaction and Other Costs
Transaction and other costs were $0.8 million for the six months ended June 30, 2025, with no such costs recorded for the six months ended June 30, 2024, for costs related to the IMG Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $10.6 million, or 4%, to $257.1 million for the six months ended June 30, 2025 compared to $246.5 million for the six months ended June 30, 2024. The increase in 2025 was due to additional finance leases entered into since the prior period for heavy equipment.
Loss on disposal of assets, net
The Company recognized a loss on disposal of assets, net of $9.0 million for the six months ended June 30, 2025 compared to $0.1 million for the six months ended June 30, 2024, as the Company disposed of used equipment that is no longer in use as part of of normal course fleet and equipment management.
Other (Income) Expense, net
The Company recognized other income, net of $67.8 million for the six months ended June 30, 2025 compared to $7.9 million expense, net for the six months ended June 30, 2024. Other (income) expense, net is comprised of gain on investments, net of $87.5 million related to investments in equity securities measured at fair value for the six months ended June 30, 2025, compared to a $7.2 million gain on investments during the six months ended June 30, 2024. Interest expense, net increased $4.1 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $31.9 million for the six months ended June 30, 2025, an effective rate of 26%, compared to $59.0 million for the six months ended June 30, 2024, an effective rate of 24%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes, as discussed above.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Six Months Ended June 30, 2025, Compared to Three and Six Months Ended June 30, 2024: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2025	2024	Change	2025	2024	Change
	(in thousands)
Net income	$71,016	$108,421	$(37,405)	$91,127	$190,313	$(99,186)
Depreciation, depletion, and amortization	129,366	123,305	6,061	257,108	246,491	10,617
Interest expense, net	10,162	8,063	2,099	19,705	15,126	4,579
Income tax expense	24,137	32,550	(8,413)	31,943	59,028	(27,085)
EBITDA	$234,681	$272,339	$(37,658)	$399,883	$510,958	$(111,075)
Stock-based compensation expense	8,101	6,870	1,231	26,181	14,197	11,984
Loss on disposal of assets, net	5,631	1,248	4,383	8,976	88	8,888
Gain on investments, net	(68,242)	(7,201)	(61,041)	(87,530)	(7,201)	(80,329)
Transaction and other costs	—	—	—	811	—	811
Provision for credit losses	627	—	627	627	—	627
Adjusted EBITDA	$180,798	$273,256	$(92,458)	$348,948	$518,042	$(169,094)
EBITDA was $234.7 million for the three months ended June 30, 2025 compared to $272.3 million for the three months ended June 30, 2024. Adjusted EBITDA was $180.8 million for the three months ended June 30, 2025 compared to $273.3 million for the three months ended June 30, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and were partially offset by changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024.
EBITDA was $399.9 million for the six months ended June 30, 2025 compared to $511.0 million for the six months ended June 30, 2024. Adjusted EBITDA was $348.9 million for the six months ended June 30, 2025 compared to $518.0 million for the six months ended June 30, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and partially offset by changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative for the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our ABL Facility. While we believe that we can fund operations and current organic growth plans with these sources, we monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund organic and other growth opportunities that we pursue, including our expansion into the distributed power business and potential acquisitions. Our primary uses of capital have been capital expenditures to support growth, both organic and through acquisitions, and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $0.4 million to $19.6 million as of June 30, 2025 compared to $20.0 million as of December 31, 2024, while working capital excluding cash and current liabilities under debt and lease arrangements decreased $39.7 million.
As of June 30, 2025, the Company was party to one credit agreement, which provides for a revolving line of credit up to $525.0 million. The ABL Facility is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of June 30, 2025, the borrowing base was calculated to be $430.4 million, and the Company had $160.0 million outstanding, in addition to letters of credit in the amount of $14.0 million, with $256.4 million of remaining availability.
The ABL Facility contains covenants that restrict our ability to take certain actions. As of June 30, 2025, we were in compliance with all debt covenants.
See Note 7—Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Effective July 24, 2025, (i) the outstanding debt under the ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility. Furthermore, also effective July 24, 2025, the Borrowers, the Company, JPMorgan Chase Bank, N.A. and other lender parties thereto entered into the Credit Agreement, which provides for, among other things, a Revolving Credit Facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. See “Part II – Other Information, Item 5. Other Information” for additional information about the Credit Agreement and the Revolving Credit Facility.
We have no material off balance sheet arrangements as of June 30, 2025, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended, or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the ABL Facility, and expected free cash flow to be generated through the duration of the share repurchase program. The Company did not repurchase or retire any shares of Class A Common Stock under the share repurchase program during the three months ended June 30, 2025. During the six months ended June 30, 2025, Company repurchased and retired shares of Class A Common Stock for $24.0 million under the share repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$362,707	$407,587	$(44,880)
Net cash used in investing activities	(189,293)	(292,130)	102,837
Net cash used in financing activities	(174,083)	(121,988)	(52,095)
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2025 and 2024
Operating Activities. Net cash provided by operating activities was $362.7 million for the six months ended June 30, 2025, compared to $407.6 million for the six months ended June 30, 2024. The $44.9 million decrease in cash from operating activities is attributable to a $213.0 million decrease in revenues, net of a $68.8 million decrease in cash operating expenses, interest expense, net, and income tax expense. The decrease in cash flows provided by operating activities was partially offset by a $61.7 million increase in cash from changes in working capital for the six months ended June 30, 2025, compared to a $37.6 million decrease in cash from changes in working capital for the six months ended June 30, 2024.
Investing Activities. Net cash used in investing activities was $189.3 million for the six months ended June 30, 2025, compared to $292.1 million for the six months ended June 30, 2024. Cash used in investing activities was lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024 primarily due to proceeds of $80.8 million from the sale of common shares on the active market of Oklo and higher proceeds from the sale of assets, offset by a nominal increase in capital expenditures, including acquisitions. During the six months ended June 30, 2025, the Company acquired IMG Energy Solutions for total cash consideration of approximately $15.2 million, net of cash received, after closing adjustments. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition. Investments in equipment, including the new digiTechnologies™ suite and capitalized maintenance of existing equipment decreased $9.5 million, from $281.0 million for the six months ended June 30, 2024 to $271.4 million for the six months ended June 30, 2025.
Financing Activities. Net cash used in financing activities was $174.1 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $122.0 million for the six months ended June 30, 2024. The $52.1 million increase in cash used in financing activities was primarily due to $37.5 million decrease in net borrowings, $35.6 million increase in cash paid under the TRA liability, a $13.7 million increase in cash paid for finance leases, and $3.1 million increase in dividends paid. These increases were partially offset by a $34.9 million decrease in share repurchases and $2.9 million decrease in cash paid for tax withholding on RSU vestings, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt on the ABL Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. Certain amounts included in our contractual obligations as of June 30, 2025 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of June 30, 2025, except for purchase commitments under supply agreements of $29.4 million payable within 2025, and $0.5 million payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual obligations. During the three and six months ended June 30, 2025, the Company expanded its equipment lease facilities resulting in the addition of $23.0 million and $50.6 million in new finance lease obligations, respectively. The terms on these new leases range from three to five years.
There have been no other material changes to cash requirements since the year ended December 31, 2024.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.

The effective global income tax rate applicable to the Company for the six months ended June 30, 2025 was 26.0% compared to 23.7%, for the period ended June 30, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $24.1 million and $31.9 million during the three and six months ended June 30, 2025, respectively, and $32.6 million and $59.0 million for the three and six months ended June 30, 2024, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of June 30, 2025 and December 31, 2024, the Company’s net deferred tax liabilities were $137.7 million.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our unaudited condensed consolidated financial statements are expressed in U.S. dollars, but, effective January 1, 2021, a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Additionally, during the six months ended June 30, 2024, the Company formed an entity in Australia, in which the Australian dollar as the functional currency of the Company’s foreign subsidiary.
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income. For the three and six months ended June 30, 2025, the Company recorded a foreign currency translation gain of $6.0 million and $6.1 million, respectively, to comprehensive income. For the three and six months ended June 30, 2024, the Company recorded foreign currency translation loss of $1.7 million and $5.4 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, we integrated the accounting functions of the entity acquired in the IMG Acquisition on March 3, 2025. In connection with the integration, we updated documentation of our internal controls over financial reporting, as necessary, to reflect modifications to business processes and accounting procedures impacted.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended June 30, 2025 that were not previously reported on a Current Report on Form 8-K.
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
Item 5. Other Information
Rule 10b5-1 Plans
During the quarter ended June 30, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Termination of ABL Facility
In connection with the Company’s entry into the Credit Agreement, on July 24, 2025, the Company terminated the ABL Facility. As of the Termination Date, (i) the outstanding debt under the Company’s ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the Company’s ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility. A portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility.
Entry into the Credit Agreement
On July 24, 2025, the Borrowers and the Company, as parent guarantor, JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger, and certain other lenders party thereto entered into the Credit Agreement.
Among other things, the Credit Agreement provides for a revolving credit facility with initial revolving commitments of $750.0 million subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. The Revolving Credit Facility includes a $50.0 million sublimit for the issuance of standby letters of credit and an accordion feature allowing up to $200.0 million of additional revolving commitments, subject to certain conditions. The proceeds of the loans advanced under the Credit Agreement will be used for purposes of (i) repaying, in full, the outstanding principal, accrued interest and accrued fees and expenses owing under or in connection with the ABL Facility (defined above), (ii) paying fees and expenses incurred in connection with the Credit Agreement, and (iii) other general corporate purposes of the Borrowers. As of July 25, 2025, the borrowing base under the Revolving Credit Facility was calculated to be $499.7 million and $231.0 million was outstanding under the Revolving Credit Facility, in addition to letters of credit totaling $14.0 million.

All outstanding advances under the Credit Agreement are due and payable in full on July 24, 2030. The Credit Agreement is collateralized by accounts receivable, inventory and equipment including generator components and certain generator units. The Credit Agreement requires a negative pledge with respect to all other assets of the Company and its subsidiaries (subject to certain exceptions). The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company, as parent guarantor, and all other subsidiaries of the Company that are neither Borrowers nor designated as unrestricted subsidiaries.
The interest rates applicable to advances made under the Credit Agreement will be calculated, at the Company’s option, by using either a (i) base rate, which is defined as the greatest of (a) the federal funds rate plus 0.5%, (b) adjusted term SOFR for a one month tenor in effect on such day plus 1.0% and (c) JPMorgan’s prime rate, or (ii) adjusted term SOFR, and in each case, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent net leverage ratio. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
The Credit Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of the Company and the Borrowers to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur or suffer to exist liens, including liens securing indebtedness, (iii) make investments, (iv) consolidate, merge or transfer all or substantially all of their assets, (v) sell assets, (vi) pay dividends or other distributions on, or redeem or repurchase, capital stock, (vii) enter into transactions with affiliates and (viii) enter into certain agreements that could constitute a negative pledge. In addition, the Credit Agreement contains financial covenants that require the Company’s (i) leverage ratios to be less than certain maximum levels and (ii) if liquidity drops below a specific level, fixed charge coverage ratio to exceed certain minimum levels, in each case, as defined and calculated according to the procedures set forth in the Credit Agreement.
The Credit Agreement also contains customary events of default. If such an event of default occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and actions permitted to be taken by a secured creditor.
The lenders that are parties to the Credit Agreement and their respective affiliates are full-service financial institutions engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, investment research, principal investment, hedging, market making, brokerage, and other financial and non-financial activities and services. Certain of these financial institutions and their respective affiliates have provided, and may in the future provide, certain of these services to the Company and the Borrowers and to persons and entities with relationships with the Company and the Borrowers, for which they received or will receive customary fees and expenses.
The foregoing description of the Credit Agreement is a summary only and does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, a copy of which is filed, with confidential information redacted, as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. *

3.2	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc., marked to show amendments effective April 15, 2025 *

3.3	Third Amended and Restated Bylaws of Liberty Energy Inc. *

3.4	Third Amended and Restated Bylaws of Liberty Energy Inc., marked to show amendments effective April 15, 2025 *

10.1
Credit Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger and certain other lenders party thereto, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers, and Liberty Energy Inc., as parent guarantor *+

10.2
Guaranty and Security Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A, as agent, Liberty Energy Services LLC, Liberty Energy Inc., Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Power & Logistics LLC, Liberty Power Real Estate Company LLC, Liberty Power Trucking LLC, Liberty Energy RE Holdings LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC, IMG Midstream LLC, IMG Solar LLC, IMG Development LLC, IMG Energy Services LLC, PG Solar LLC, Jackson Falls Solar LLC, McFarland Solar LLC, McLane Solar LLC, Garret's Run Solar LLC, Glade Run Solar LLC, McVille Solar LLC, River Hawk Solar LLC, Lorain Solar LLC and Perry Solar LLC, as grantors *+

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

**	Furnished herewith.

+	All schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Ron Gusek
Date:	July 25, 2025	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	July 25, 2025	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 25, 2025	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)