Form 10-Q
period 2025-09-30
Liberty Energy Inc.
filed 2025-10-17
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 13, 2025, the registrant had 161,966,952 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,454	$19,984
Accounts receivable—trade, net of allowances for credit losses of $994 and $848, respectively	386,176	350,412
Accounts receivable—related party	—	4,234
Unbilled revenue	187,625	185,210
Inventories	184,420	203,469
Prepaid and other current assets	122,733	85,214
Total current assets	894,408	848,523
Property and equipment, net	1,925,871	1,890,998
Finance lease right-of-use assets	328,179	283,113
Operating lease right-of-use assets	70,179	73,322
Other assets	135,928	119,402
Investment in Nomad Proppant Services LLC	8,710	10,674
Investment in Oklo Inc.	115,651	51,611
Investment in Tamboran Resources Corporation	24,459	18,751
Total assets	$3,503,385	$3,296,394
Liabilities and Equity
Current liabilities:
Accounts payable (including amounts due to related parties of $248 and $582, respectively)	$350,102	$314,123
Accrued liabilities	201,846	206,713
Income taxes payable	—	9,693
Current portion of payable pursuant to tax receivable agreements	7,725	40,776
Current portion of finance lease liabilities	91,366	66,648
Current portion of operating lease liabilities	26,164	28,570
Total current liabilities	677,203	666,523
Long-term debt	253,000	190,500
Deferred tax liability	180,883	137,728
Payable pursuant to tax receivable agreements	67,180	74,886
Noncurrent portion of finance lease liabilities	211,975	203,511
Noncurrent portion of operating lease liabilities	43,479	44,377
Total liabilities	1,433,720	1,317,525
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 161,966,952 issued and outstanding as of September 30, 2025 and 161,858,784 issued and outstanding as of December 31, 2024	1,620	1,619
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	970,123	977,484
Retained earnings	1,113,968	1,019,517
Accumulated other comprehensive loss	(16,046)	(19,751)
Total stockholders’ equity	2,069,665	1,978,869
Total liabilities and equity	$3,503,385	$3,296,394
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue	$947,397	$1,111,953	$2,961,532	$3,280,774
Revenue—related parties	—	26,625	5,847	90,813
Total revenue	947,397	1,138,578	2,967,379	3,371,587
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	769,761	840,274	2,343,484	2,458,752
General and administrative	58,284	58,614	182,403	169,300
Transaction and other costs	—	—	811	—
Depreciation, depletion, and amortization	122,981	126,395	380,089	372,886
(Gain) loss on disposal of assets, net	(1,210)	6,017	7,766	6,105
Total operating costs and expenses	949,816	1,031,300	2,914,553	3,007,043
Operating (loss) income	(2,419)	107,278	52,826	364,544
Other (income) expense:
(Gain) loss on investments, net	(68,353)	2,727	(155,883)	(4,474)
Interest income—related party	—	—	—	(478)
Interest expense, net	10,902	8,589	30,607	24,193
Total other (income) expense, net	(57,451)	11,316	(125,276)	19,241
Net income before income taxes	55,032	95,962	178,102	345,303
Income tax expense	11,977	22,158	43,920	81,186
Net income	$43,055	$73,804	$134,182	$264,117

Net income per common share:
Basic	$0.27	$0.45	$0.83	$1.59
Diluted	$0.26	$0.44	$0.81	$1.55
Weighted average common shares outstanding:
Basic	161,959	164,741	161,921	165,755
Diluted	165,066	168,595	165,126	169,947
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$43,055	$73,804	$134,182	$264,117
Other comprehensive (loss) income
Foreign currency translation	(2,377)	1,647	3,705	(3,802)
Comprehensive income	$40,678	$75,451	$137,887	$260,315
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.24/share of Class A Common Stock dividend	—	—	—	—	—	(39,731)	—	(39,731)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	33,482	—	—	33,482
Vesting of restricted stock units, net	1,654	—	17	—	(16,870)	—	—	(16,853)
Currency translation adjustment	—	—	—	—	—	—	3,705	3,705
Net income	—	—	—	—	—	134,182	—	134,182
Balance—September 30, 2025	161,967	—	$1,620	$—	$970,123	$1,113,968	$(16,046)	$2,069,665

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.21/share of Class A Common Stock dividend	—	—	—	—	—	(35,531)	—	(35,531)
Share repurchases	(4,739)	—	(47)	—	(99,046)	—	—	(99,093)
Excise tax on share repurchases	—	—	—	—	(652)	—	—	(652)
Stock-based compensation expense	—	—	—	—	22,318	—	—	22,318
Vesting of restricted stock units, net	1,522	—	15	—	(19,782)	—	—	(19,767)
Currency translation adjustment	—	—	—	—	—	—	(3,802)	(3,802)
Net income	—	—	—	—	—	264,117	—	264,117
Balance—September 30, 2024	163,393	—	$1,634	$—	$996,336	$980,914	$(9,886)	$1,968,998
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$134,182	$264,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	380,089	372,886
Loss on disposal of assets, net	7,766	6,105
Stock-based compensation expense	33,482	22,318
Deferred income tax expense	42,107	—
Gain on investments, net	(155,883)	(4,474)
Cash return on equity method investment	3,606	3,153
Other non-cash items, net	4,090	(202)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(39,215)	(33,951)
Accounts receivable and unbilled revenue—related party	4,234	41,471
Inventories	16,882	6,276
Prepaid and other assets	(63,354)	(40,698)
Accounts payable and accrued liabilities	47,745	16,320
Accounts payable and accrued liabilities—related party	(334)	—
Initial payment of operating lease liability	(1,234)	(1,239)
Net cash provided by operating activities	414,163	652,082
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(390,106)	(447,542)
Investment in equity securities	—	(16,056)
Acquisition of IMG Energy Solutions, net of cash received	(15,208)	—
Sales of equity securities	80,839	—
Proceeds from sale of assets	22,148	8,633
Net cash used in investing activities	(302,327)	(454,965)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	1,350,000	1,671,000
Repayments of borrowings on line-of-credit	(1,287,500)	(1,688,000)
Payments on finance lease obligations	(54,054)	(34,446)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(39,900)	(35,308)
Payments of payables pursuant to tax receivable agreements	(40,757)	(5,189)
Share repurchases	(24,882)	(99,094)
Tax withholding on restricted stock units	(16,835)	(19,767)
Payments of debt issuance costs	(4,660)	—
Net cash used in financing activities	(118,588)	(210,804)
Net decrease in cash and cash equivalents before translation effect	(6,752)	(13,687)
Translation effect on cash	222	(85)
Cash and cash equivalents—beginning of period	19,984	36,784
Cash and cash equivalents—end of period	$13,454	$23,012

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$23,076	$40,241
Cash paid for interest	$30,261	$25,174
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$70,986	$131,517
Capital expenditures reclassified from prepaid and other current assets	$41,883	$52,610
Capital expenditures reclassified from finance lease right-of-use assets	$907	$6,894
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2025 and December 31, 2024, the results of operations and equity of the Company as of and for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2025. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently Issued Accounting Standards
Financial Instruments: Credit Losses - Measurement of Credit Losses for Accounts Receivable
In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on the Company’s financial statements.
Intangibles: Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.
Income Taxes: Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of this ASU on the Company’s financial statements and does not expect it will have a material impact.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Proppants	$5,966	$9,341
Chemicals	16,214	18,629
Maintenance parts	162,240	175,499
	$184,420	$203,469
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	September 30,	December 31,
($ in thousands)		2025	2024
Land	N/A	$26,275	$30,041
Field services equipment	2-10	3,139,206	3,068,681
Vehicles	4-7	57,552	61,433
Lease equipment	10	156,977	163,889
Buildings and facilities	5-30	168,478	180,010
Mineral reserves	>25	80,277	80,070
Office equipment, furniture, and software	2-7	13,020	12,532
		3,641,785	3,596,656
Less accumulated depreciation and depletion		(1,929,083)	(1,917,551)
		1,712,702	1,679,105
Construction in-progress	N/A	213,169	211,893
Property and equipment, net		$1,925,871	$1,890,998
During the three months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $104.6 million and $111.3 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized depreciation expense of $327.2 million and $332.2 million, respectively. Depletion expense for each of the three months ended September 30, 2025 and 2024 was $0.3 million. Depletion expense for each of the nine months ended September 30, 2025 and 2024 was $0.9 million.
As of September 30, 2025 and December 31, 2024, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale as discussed below.
As of September 30, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell and therefore no gain or loss was recorded during the nine months ended September 30, 2025.
Additionally, as of December 31, 2024, the Company had no assets that met the held for sale criteria.
As of September 30, 2024, the Company classified $1.2 million of land and $2.8 million of buildings, net of accumulated depreciation, of two properties as assets held for sale. The Company estimated that carrying values of the assets were equal to the fair values less the estimated costs to sell, net of write-downs taken in a prior period, and therefore no gain or loss was recorded during the nine months ended September 30, 2024.
Note 5—Leases
The Company has operating and finance leases primarily for vehicles, equipment, railcars, office space, and facilities. The terms and conditions for these leases vary by the type of underlying asset.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$14,693	$11,610	$42,098	$30,454
Interest on lease liabilities	5,356	4,680	15,446	11,973
Operating lease cost	9,204	9,254	26,938	26,945
Variable lease cost	1,567	1,499	4,612	4,887
Short-term lease cost	790	543	2,570	2,425
Total lease cost, net	$31,610	$27,586	$91,664	$76,684

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,809	$9,101	$27,072	$26,898
Finance leases	25,223	18,699	69,509	46,428
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	8,765	4,552	23,071	14,252
Finance leases	37,261	47,475	87,885	128,980
During the nine months ended September 30, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. In connection with the amendments, the Company wrote-off a de minimis amount of operating lease right-of-use assets and liabilities. Additionally, the Company recognized finance lease right-of-use assets of $4.4 million and liabilities of $4.3 million. There was no gain or loss recognized as a result of these amendments. During the three and nine months ended September 30, 2025, the Company did not reclassify any operating or finance leases.
Lease terms and discount rates as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.0 years	3.8 years
Finance leases	3.0 years	3.2 years
Weighted-average discount rate:
Operating leases	7.4%	6.7%
Finance leases	7.1%	7.4%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of September 30, 2025 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2025	$26,321	$8,788
2026	108,846	26,185
2027	79,581	17,678
2028	84,129	8,982
2029	40,541	5,573
Thereafter	2,872	12,211
Total lease payments	342,290	79,417
Less imputed interest	(38,949)	(9,774)
Total	$303,341	$69,643

The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2025 is $12.8 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of September 30, 2025 and December 31, 2024 were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Equipment leased to others - at original cost	$156,977	$163,889
Less: Accumulated depreciation	(54,859)	(41,223)
Equipment leased to others - net	$102,118	$122,666
Future payments receivable for long-term non-cancelable operating leases as of September 30, 2025 are as follows:

($ in thousands)
Remainder of 2025	$1,203
2026	2,239
2027	—
2028	—
2029	—
Thereafter	—
Total	$3,442
Revenues from operating leases for the three and nine months ended September 30, 2025 were $11.3 million and $39.4 million, respectively. Revenues from operating leases for the three and nine months ended September 30, 2024 were $11.1 million and $28.9 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued vendor invoices	$69,380	$73,591
Operations accruals	48,140	56,375
Accrued benefits and other	84,326	76,747
	$201,846	$206,713
Note 7—Debt
Debt consists of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Revolving Line of Credit	$253,000	$190,500
Effective July 24, 2025 (the “Agreement Date”), Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers (the “Borrowers”), and the Company, as parent guarantor, entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger, and certain other lenders party thereto (the “Credit Agreement”), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory (the “Revolving Credit Facility”).
Furthermore, also effective July 24, 2025, a portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the Company’s previous credit agreement for a revolving line of credit up to $525.0 million (the “ABL Facility”). As of the Agreement Date, (i) the outstanding debt under the ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility.
Credit Agreement
The Credit Agreement provides for a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory, as noted above. As of September 30, 2025, the borrowing base was calculated to be $399.1 million, and the Company had $253.0 million outstanding in addition to letters of credit in the amount of $14.0 million, with $132.1 million of remaining availability. Borrowings under the Credit Agreement bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent leverage ratio, as defined in the Credit Agreement. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
Borrowings as of September 30, 2025 and December 31, 2024 incurred interest at a weighted average rate of 6.9% and 6.8%, under the Credit Agreement and the ABL Facility, respectively.
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
The Credit Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of the Company and the Borrowers to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur or suffer to exist liens, including liens securing indebtedness, (iii) make investments, (iv) consolidate, merge or transfer all or substantially all of their assets., (v) sell assets, (vi) pay dividends or other distributions on, or redeem or repurchase, capital stock, (vii) enter into transactions with affiliates and (viii) enter into certain agreements that could constitute a negative pledge.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Credit Agreement is subject to certain financial covenants, including maintaining a leverage ratio of not more than 3.5 to 1.0, and a senior leverage ratio of not more than 2.5 to 1.0, as defined in the Credit Agreement. Furthermore, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the Credit Agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.
The Company was in compliance with these covenants as of September 30, 2025.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	253,000
$253,000
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2, and 3 during the nine months ended September 30, 2025 and 2024.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on September 30, 2025 and December 31, 2024.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on September 30, 2025 and December 31, 2024, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on September 30, 2025 and December 31, 2024 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on September 30, 2025 and December 31, 2024, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on September 30, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
those acquired through the IMG Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 2—Significant Accounting Policies.
As of September 30, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the three properties, which is a Level 3 input. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell, and therefore no gain or loss was recorded during the nine months ended September 30, 2025.
As of December 31, 2024, the Company had no assets that met the held for sale criteria.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2025 and December 31, 2024, the Company had cash equivalents measured at fair value of $0.3 million.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of September 30, 2025 and December 31, 2024, the fair value of the investment was estimated at $115.7 million and $51.6 million, respectively. The change in Oklo’s fair value along with the sale of shares in the active market resulted in a gain of $57.6 million and $144.9 million during the three and nine months ended September 30, 2025, respectively, included in (gain) loss on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares valued at $80.8 million during the nine months ended September 30, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows.
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran executed an Initial Public Offering (“IPO”) and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s IPO by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of September 30, 2025 and December 31, 2024, the fair value of the investment was estimated at $24.5 million and $18.8 million, respectively. The change in Tamboran’s fair value resulted in a gain of $5.4 million and $5.7 million during the three and nine months ended September 30, 2025, respectively, included in (gain) loss on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of September 30, 2025 and December 31, 2024 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $13.5 million and $20.0 million as of September 30, 2025 and December 31, 2024, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of September 30, 2025, Customer A accounted for 12% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2024, Customer A and Customer B accounted for 14% and 10%, respectively, of total consolidated accounts receivable and unbilled revenue.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended September 30, 2025, Customer A and Customer C accounted for 12% and 11% of consolidated revenues, respectively. Additionally, during the nine months ended September 30, 2025, Customer A and Customer C accounted for 11% and 11% of consolidated revenues, respectively. During the nine months ended September 30, 2024, Customer C accounted for 12%, respectively, of consolidated revenues.
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
As of September 30, 2025 and December 31, 2024, the Company had $1.0 million and $0.8 million, respectively, in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2024	$848
Credit Losses:
Current period provision	627
Amounts written off	(481)
Provision for credit losses on September 30, 2025	$994

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	2,938,408	$16.93
Granted	1,669,946	14.22
Vested	(1,619,876)	15.98
Forfeited	(65,595)	15.92
Outstanding as of September 30, 2025	2,922,883	$15.93
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	1,106,939	$15.10
Granted	479,406	16.12
Vested	(638,350)	13.88
Forfeited	—	—
Outstanding as of September 30, 2025	947,995	$16.44
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $7.3 million and $33.5 million for the three and nine months ended September 30, 2025, respectively. The Company recognized stock-based compensation of $8.1 million and $22.3 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense for the nine months ended September 30, 2025, includes $10.2 million of expense recognized related to the resignation of Christopher A. Wright, the Company’s former Chief Executive Officer upon confirmation as Secretary of Energy of the United States on February 3, 2025, included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There was approximately $43.6 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025, June 20, 2025, and September 18, 2025 to stockholders of record as of March 6, 2025, June 6, 2025, and September 4, 2025, respectively. During the three and nine months ended September 30, 2025, dividend payments totaled $13.0 million and $38.8 million, respectively.
The Company paid cash dividends of $0.07 per share of Class A Common Stock on March 20, 2024, June 20, 2024, and September 20, 2024, to stockholders of record as of March 6, 2024, June 6, 2024, and September 6, 2024, respectively. During the three and nine months ended September 30, 2024, dividend payments totaled $11.5 million and $34.7 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $1.1 million for the nine months ended September 30, 2025. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2024 vesting date, which totaled $0.6 million for the nine months ended September 30, 2024.
As of September 30, 2025 and December 31, 2024, the Company had $1.3 million and $1.5 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. As of September 30, 2025 and December 31, 2024, the cumulative repurchase authorization was $750.0 million through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share count and per share data)	2025	2024	2025	2024
Shares of Class A Common Stock	—	1,939,072	1,546,138	4,739,041
Value of shares repurchased	$—	$39,350	$23,958	$99,093
Average price per share including commissions	$—	$20.29	$15.50	$20.91
As of September 30, 2025, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$43,055	$73,804	$134,182	$264,117
Denominator:
Basic weighted average common shares outstanding	161,959	164,741	161,921	165,755
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.27	$0.45	$0.83	$1.59
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$43,055	$73,804	$134,182	$264,117
Denominator:
Basic weighted average common shares outstanding	161,959	164,741	161,921	165,755
Effect of dilutive securities:
Restricted stock units	3,107	3,854	3,205	4,192
Diluted weighted average common shares outstanding	165,066	168,595	165,126	169,947
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.26	$0.44	$0.81	$1.55
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2025 was 24.7%, compared to 23.5% for the period ended September 30, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized income tax expense of $12.0 million and $43.9 million during the three and nine months ended September 30, 2025, respectively. The Company recognized income tax expense of $22.2 million and $81.2 million during the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company recognized a net deferred tax liability in the amount of $180.9 million and $137.7 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. While the enactment of the Act does not have an impact on the historical financial data, our future tax liabilities may be impacted. Among other changes, the Act: (i) allows for 100% expensing of the costs of certain

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
qualified property acquired after January 19, 2025; (ii) allows election to immediately deduct R&D costs incurred; and (iii) modifies the provision related to the limitations on deduction of interest expense.
We expect to realize net benefits from U.S. tax reform, primarily driven by the accelerated depreciation of qualified assets for tax purposes. However, we continue to evaluate the impacts of the Act as we further understand its implications, as well as the related, and yet to be issued, regulations and interpretations which could impact this outlook.
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
As of September 30, 2025, the Company’s liability under the TRAs was $74.9 million, of which $7.7 million was recorded as a current liability, and $67.2 million was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $40.8 million for the nine months ended September 30, 2025.
As of December 31, 2024, the Company’s liability under the TRAs was $115.7 million, of which $40.8 million was recorded as a current liability, and $74.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $5.2 million for the nine months ended September 30, 2024.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $9.9 million and $9.9 million for the three months ended September 30, 2025 and 2024, respectively, and $29.9 million and $27.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 13—Related Party Transactions
Franklin Mountain Energy, LLC
A former member of the Board served as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”) until its acquisition by an unaffiliated party. Accordingly, effective January 28, 2025, Franklin Mountain is no longer a related party. The amounts of the Company’s revenue related to completion services provided to Franklin Mountain for the period January 1, 2025 through January 27, 2025 was $5.8 million. During the three and nine months ended September 30, 2024, the Company performed hydraulic fracturing services for Franklin Mountain in the amount of $26.6 million and $79.7 million, respectively.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $57.6 million and $144.9 million during the three and nine months ended September 30, 2025, respectively, included in (gain) loss on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $80.8 million during the nine months ended September 30, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025 and the nine months ended September 30, 2024.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.4 million and $0.5 million during the three and nine months ended September 30, 2025, respectively. Within the normal course of business, the Company purchased proppant from Nomad for $1.9 million and $4.9 million during the three and nine months ended September 30, 2024, respectively.
Payables to Nomad were $0.2 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the value of the Company’s investment using the equity method of accounting was $8.7 million and $10.7 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company received cash distributions from Nomad in the amounts of $3.6 million and $3.2 million, respectively, included in cash return on equity method investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company announced its intention to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. This contribution is reviewed in advance by the Company’s Audit Committee each year. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million annually to the Foundation, subject to reimbursement rights. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three and nine months ended September 30, 2025 and 2024.
During the three and nine months ended September 30, 2025, the Company made charitable contributions of $0.0 million and $0.3 million, to the Foundation, respectively.
During the three and nine months ended September 30, 2024, the Company made charitable contributions of $0.1 million and $0.4 million, to the Foundation, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of September 30, 2025 and December 31, 2024, the agreements provide pricing and committed supply sources for the Company to purchase 105,963 tons and 360,000 tons, respectively, of proppant through December 31, 2025. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants. Additionally, related proppant transload service commitments run through 2025.
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2025	$20,257
2026	3,888
2027	—
2028	—
2029	—
Thereafter	—
$24,145
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $2.9 million for the remainder of 2025. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
Included in the commitments for the remainder of 2025 are $1.4 million of payments expected to be made in the fourth quarter of 2025 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarizes consolidated changes in equity for the three months ended September 30, 2025 and 2024:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,279)	—	(13,279)
Stock-based compensation expense	—	—	—	—	7,301	—	—	7,301
Vesting of restricted stock units, net	11	—	—	—	(18)	—	—	(18)
Currency translation adjustment	—	—	—	—	—	—	(2,377)	(2,377)
Net income	—	—	—	—	—	43,055	—	43,055
Balance—September 30, 2025	161,967	—	$1,620	$—	$970,123	$1,113,968	$(16,046)	$2,069,665

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—June 30, 2024	165,332	$—	$1,653	$—	$1,027,939	$918,836	$(11,533)	$1,936,895
$0.07/share of Class A Common Stock dividend	—	—	—	—	—	(11,726)	—	(11,726)
Share repurchases	(1,939)	—	(19)	—	(39,331)	—	—	(39,350)
Excise tax on share repurchases	—	—	—	—	(393)	—	—	(393)
Stock-based compensation expense	—	—	—	—	8,121	—	—	8,121
Currency translation adjustment	—	—	—	—	—	—	1,647	1,647
Net income	—	—	—	—	—	73,804	—	73,804
Balance—September 30, 2024	163,393	—	1,634	—	996,336	980,914	(9,886)	$1,968,998

Note 16—Subsequent Events
Quarterly Dividend
On October 14, 2025, the Board approved a quarterly dividend of $0.09 per share of Class A Common Stock to be paid on December 18, 2025 to holders of record as of December 4, 2025.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative hydraulic fracturing services and related technologies to onshore oil and natural gas E&P companies. We offer customers hydraulic fracturing services, together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, CNG delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of September 30, 2025. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
In early 2023, the Company launched Liberty Power Innovations LLC (“LPI”), an integrated alternative fuel and power solutions provider for remote applications. LPI provides CNG supply, field gas processing and treating, and well site fueling and logistics. LPI was formed to support the Company’s transition towards our next generation digiFleets℠ and dual fuel fleets, as CNG fueling services can be limited in the market, yet critical to maintaining highly efficient well site operations. Through the first nine months of 2025, LPI was primarily focused on supporting an industry transition to natural gas fueled technologies, serving as a key enabler of the next step of cost and emissions reductions in the oilfield. In January 2025, we announced LPI’s expansion into the distributed power business, where we expect to leverage our experience in providing electric power for our digiFrac℠ pumps into other areas inside and outside of the oilfield.
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

Recent Trends and Outlook
In response to macroeconomic uncertainty, oil producers opted to moderate activity after outperforming production expectations during the first half of the year, however, current activity levels are below those required to sustain North American oil production. Global oil oversupply is expected to peak during the first half of 2026 and many shale oil producers are targeting relatively flat oil production levels into 2026, which should require modest activity improvement from current levels sometime during the year to offset the natural declines of producing wells. Long-term gas demand continues to be on a favorable trajectory, with significant expected demand from LNG export capacity expansion and broader power markets. Together, this sets the backdrop for improving frac fundamentals later in 2026, assuming commodity prices remain supportive.
Lower industry activity and underutilized fleets in today’s frac markets are driving price pressure, primarily for conventional fleets. This slowdown is accelerating equipment attrition and fleet cannibalization, setting the stage for a more constructive supply and demand balance of industry frac fleets in the future. An improvement in frac activity coupled with tightening frac capacity would support better pricing dynamics.
Adjacent to the completions market, the Company expects increasing demand for power generation, as evidenced by large-scale long duration power commitments across the industry. AI compute load represents a meaningful long-term growth opportunity, and broader electrification trends and industrial reshoring efforts are also driving incremental, steady base load demand. At the same time, the grid is facing mounting reliability and capacity challenges driven by increased intermittent generation and a lack of investment in transmission infrastructure.
During the third quarter of 2025, the posted WTI price traded at an average of $65.78 per barrel (“Bbl”), as compared to the third quarter of 2024 average of $76.43 per Bbl, and the second quarter of 2025 average of $64.57 per Bbl. In addition, during the the third quarter of 2025, the Henry Hub price traded at an average of $3.03 per one million British thermal units (“MMBtu”), as compared to the second quarter of 2025 average of $3.19 per MMBtu, and the third quarter of 2024 average of $2.11 per MMBtu. Subsequent to September 30, 2025, the Henry Hub traded at an average of $3.27 per MMBtu through October 6, 2025. The average domestic onshore rig count for the United States and Canada was 703 rigs reported in the third quarter of 2025, down from the average in the third quarter of 2024 of 772, and up from the average in the second quarter of 2025 of 686, according to a report from Baker Hughes.

Results of Operations
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Three months ended September 30,
Description	2025	2024	Change
	(in thousands)
Revenue	$947,397	$1,138,578	$(191,181)
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	769,761	840,274	(70,513)
General and administrative	58,284	58,614	(330)
Depreciation, depletion, and amortization	122,981	126,395	(3,414)
(Gain) loss on disposal of assets, net	(1,210)	6,017	(7,227)
Operating (loss) income	(2,419)	107,278	(109,697)
Other (income) expense, net	(57,451)	11,316	(68,767)
Net income before income taxes	55,032	95,962	(40,930)
Income tax expense	11,977	22,158	(10,181)
Net income	43,055	73,804	(30,749)
Revenue
Our revenue decreased $191.2 million, or 17%, to $947.4 million for the three months ended September 30, 2025 compared to $1.1 billion for the three months ended September 30, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, along with reduced activity levels.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) decreased $70.5 million, or 8%, to $769.8 million for the three months ended September 30, 2025 compared to $840.3 million for the three months ended September 30, 2024. The decrease in expense was primarily related to decreases in material volumes and personnel costs commensurate with the decrease in activity levels.
General and Administrative
General and administrative expenses were consistent between periods, decreasing $0.3 million, or 1%, to $58.3 million for the three months ended September 30, 2025 compared to $58.6 million for the three months ended September 30, 2024.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $3.4 million, or 3%, to $123.0 million for the three months ended September 30, 2025 compared to $126.4 million for the three months ended September 30, 2024. The decrease during the three months ended September 30, 2025 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.
(Gain) loss on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $1.2 million for the three months ended September 30, 2025 compared to a $6.0 million loss for the three months ended September 30, 2024, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management. Additionally, during the three months ended September 30, 2025, the Company received insurance proceeds related to losses recorded in prior periods.
Other (Income) Expense, net
The Company recognized other income, net of $57.5 million for the three months ended September 30, 2025 compared to $11.3 million expense, net for the three months ended September 30, 2024. Other (income) expense, net is comprised of gain on investments, net of $68.4 million related to investments in equity securities measured at fair value for the three months ended September 30, 2025, compared to $2.7 million loss, net during the three months ended September 30, 2024. Additionally, interest expense, net increased $2.3 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases.

Income Tax Expense
The Company recognized income tax expense of $12.0 million for the three months ended September 30, 2025, an effective rate of 21.8%, compared to $22.2 million for the three months ended September 30, 2024, an effective rate of 23.1%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes, as discussed above.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

	Nine months ended September 30,
Description	2025	2024	Change
	(in thousands)
Revenue	$2,967,379	$3,371,587	$(404,208)
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	2,343,484	2,458,752	(115,268)
General and administrative	182,403	169,300	13,103
Transaction and other costs	811	—	811
Depreciation, depletion, and amortization	380,089	372,886	7,203
Loss on disposal of assets, net	7,766	6,105	1,661
Operating income	52,826	364,544	(311,718)
Other (income) expense, net	(125,276)	19,241	(144,517)
Net income before income taxes	178,102	345,303	(167,201)
Income tax expense	43,920	81,186	(37,266)
Net income	134,182	264,117	(129,935)
Revenue
Our revenue decreased $404.2 million, or 12%, to $3.0 billion for the nine months ended September 30, 2025 compared to $3.4 billion for the nine months ended September 30, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, along with moderately reduced activity levels.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) decreased $115.3 million, or 5%, to $2.3 billion for the nine months ended September 30, 2025 compared to $2.5 billion for the nine months ended September 30, 2024. The decrease in expense was primarily related to decreases in materials costs, partially offset by increased personnel costs.
General and Administrative
General and administrative expenses increased $13.1 million, or 8%, to $182.4 million for the nine months ended September 30, 2025 compared to $169.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to increased stock-based compensation expense recognized during the first quarter of 2025 in connection with the resignation of Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, from the Company upon his confirmation to the Secretary of Energy of the United States.
Transaction and Other Costs
Transaction and other costs were $0.8 million for the nine months ended September 30, 2025, with no such costs recorded for the nine months ended September 30, 2024, for costs related to the IMG Acquisition. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense increased $7.2 million, or 2%, to $380.1 million for the nine months ended September 30, 2025 compared to $372.9 million for the nine months ended September 30, 2024. The increase in 2025 was due to additional finance leases entered into since the prior period for heavy equipment.

Loss on disposal of assets, net
The Company recognized a loss on disposal of assets, net of $7.8 million for the nine months ended September 30, 2025 compared to $6.1 million for the nine months ended September 30, 2024, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management.
Other (Income) Expense, net
The Company recognized other income, net of $125.3 million for the nine months ended September 30, 2025 compared to $19.2 million expense, net for the nine months ended September 30, 2024. Other (income) expense, net is comprised of gain on investments, net of $155.9 million related to investments in equity securities measured at fair value for the nine months ended September 30, 2025, compared to a $4.5 million gain on investments during the nine months ended September 30, 2024. Interest expense, net increased $6.4 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $43.9 million for the nine months ended September 30, 2025, an effective rate of 24.7%, compared to $81.2 million for the nine months ended September 30, 2024, an effective rate of 23.5%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes, as discussed above.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Nine Months Ended September 30, 2025, Compared to Three and Nine Months Ended September 30, 2024: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2025	2024	Change	2025	2024	Change
	(in thousands)
Net income	$43,055	$73,804	$(30,749)	$134,182	$264,117	$(129,935)
Depreciation, depletion, and amortization	122,981	126,395	(3,414)	380,089	372,886	7,203
Interest expense, net	10,902	8,589	2,313	30,607	23,715	6,892
Income tax expense	11,977	22,158	(10,181)	43,920	81,186	(37,266)
EBITDA	$188,915	$230,946	$(42,031)	$588,798	$741,904	$(153,106)
Stock-based compensation expense	7,301	8,121	(820)	33,482	22,318	11,164
(Gain) loss on disposal of assets, net	(1,210)	6,017	(7,227)	7,766	6,105	1,661
(Gain) loss on investments, net	(68,353)	2,727	(71,080)	(155,883)	(4,474)	(151,409)
Transaction and other costs	—	—	—	811	—	811
Provision for credit losses	1,026	—	1,026	1,653	—	1,653
Adjusted EBITDA	$127,679	$247,811	$(120,132)	$476,627	$765,853	$(289,226)
EBITDA was $188.9 million for the three months ended September 30, 2025 compared to $230.9 million for the three months ended September 30, 2024. Adjusted EBITDA was $127.7 million for the three months ended September 30, 2025 compared to $247.8 million for the three months ended September 30, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative for the Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024.
EBITDA was $588.8 million for the nine months ended September 30, 2025 compared to $741.9 million for the nine months ended September 30, 2024. Adjusted EBITDA was $476.6 million for the nine months ended September 30, 2025 compared to $765.9 million for the nine months ended September 30, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative for the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows from operations and borrowings under our Revolving Credit Facility. While we believe that we can fund operations and current organic growth plans with these sources, we monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund organic and other growth opportunities that we pursue, including our expansion into the distributed power business and potential acquisitions. Specifically, we plan to raise significant funds through debt, equity or strategic alliances to support our current planned expansion of our power business. Our primary uses of capital have been capital expenditures to support growth, both organic and through acquisitions, and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents decreased by $6.5 million to $13.5 million as of September 30, 2025 compared to $20.0 million as of December 31, 2024, while working capital excluding cash and current liabilities under debt and lease arrangements increased $64.0 million.

As of September 30, 2025, the Company was party to the Credit Agreement, which provides for a revolving line of credit up to $750.0 million. The Credit Agreement is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory available to finance working capital needs. As of September 30, 2025, the borrowing base was calculated to be $399.1 million, and the Company had $253.0 million outstanding, in addition to letters of credit in the amount of $14.0 million, with $132.1 million of remaining availability.
The Credit Agreement contains financial covenants that we are required to maintain, in addition to covenants that restrict our ability to take certain actions. As of September 30, 2025, we were in compliance with all debt covenants.
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
We have no material off balance sheet arrangements as of September 30, 2025, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended, or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility, and expected free cash flow to be generated through the duration of the share repurchase program. The Company did not repurchase or retire any shares of Class A Common Stock under the share repurchase program during the three months ended September 30, 2025. During the nine months ended September 30, 2025, Company repurchased and retired shares of Class A Common Stock for $24.0 million under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$414,163	$652,082	$(237,919)
Net cash used in investing activities	(302,327)	(454,965)	152,638
Net cash used in financing activities	(118,588)	(210,804)	92,216
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2025 and 2024
Operating Activities. Net cash provided by operating activities was $414.2 million for the nine months ended September 30, 2025, compared to $652.1 million for the nine months ended September 30, 2024. The $237.9 million decrease in cash from operating activities is attributable to a $404.2 million decrease in revenues, net of a $189.7 million decrease in cash operating expenses, interest expense, net, and income tax expense, and a $34.0 million decrease in cash from changes in working capital for the nine months ended September 30, 2025, compared to a $10.6 million decrease in cash from changes in working capital for the nine months ended September 30, 2024.
Investing Activities. Net cash used in investing activities was $302.3 million for the nine months ended September 30, 2025, compared to $455.0 million for the nine months ended September 30, 2024. Cash used in investing activities was lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to a $57.4 million decrease in new equipment purchases and capitalized maintenance of existing equipment, as well as proceeds of

$80.8 million from the sale of shares of Oklo, higher proceeds from the sale of assets and a decrease in capital expenditures, including acquisitions. During the nine months ended September 30, 2025, the Company acquired IMG Energy Solutions for total cash consideration of approximately $15.2 million, net of cash received, after closing adjustments. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition.
Financing Activities. Net cash used in financing activities was $118.6 million for the nine months ended September 30, 2025, compared to $210.8 million for the nine months ended September 30, 2024. The $92.2 million decrease in cash used in financing activities was primarily due to $79.5 million increase in net borrowings and a $74.2 million decrease in share repurchases, offset by a $35.6 million increase in cash paid under the TRA liability, a $19.6 million increase in cash paid for finance leases, a $4.7 million increase in debt issuance costs, and $4.6 million increase in dividends paid.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt on the Revolving Credit Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. Certain amounts included in our contractual obligations as of September 30, 2025 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of September 30, 2025, except for purchase commitments for generation assets to support our distributed power business and under sand supply agreements of which $20.3 million is payable within 2025, and $3.9 million is payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual sand supply obligations. During the three and nine months ended September 30, 2025, the Company expanded its equipment lease facilities resulting in the addition of $37.3 million and $87.9 million in new finance lease obligations, respectively. The terms on these new leases range from three to five years.
There have been no other material changes to cash requirements since the year ended December 31, 2024.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2025 was 24.7% compared to 23.5%, for the period ended September 30, 2024. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $12.0 million and $43.9 million during the three and nine months ended September 30, 2025, respectively, and $22.2 million and $81.2 million for the three and nine months ended September 30, 2024, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2025 and December 31, 2024, the Company’s net deferred tax liabilities were $180.9 million and $137.7 million, respectively.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Our unaudited condensed consolidated financial statements are expressed in U.S. dollars. However, the Company conducts operations in Canada and Australia exposing us to market risks resulting from fluctuations in foreign currency exchange rates. The Canadian dollar and the Australian dollar are the functional currencies of the Company’s foreign subsidiaries as it is the primary currency within the economic environment in which the subsidiaries operate.
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income. For the three and nine months ended September 30, 2025, the Company recorded a foreign currency translation loss of $2.4 million and gain of $3.7 million, respectively, to comprehensive income. For the three and nine months ended September 30, 2024, the Company recorded foreign currency translation gain of $1.6 million and loss of $3.8 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K.
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
Item 5. Other Information
Rule 10b5-1 Plans
During the quarter ended September 30, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 16, 2025, the Board of Directors (the “Board”) of Liberty Energy Inc. (the “Company”) appointed Ms. Alice Yake (Jackson) to an existing Class II vacancy on the Board. Ms. Yake will serve a term expiring at the Company’s 2027 annual meeting of stockholders. The Board has not determined the committees of the Board, if any, to which Ms. Yake may be appointed. The appointment of Ms. Yake to the Board was based upon the recommendation of the Board’s Nominating and Governance Committee. The Board determined that Ms. Yake is independent under New York Stock Exchange rules.
As compensation for her service on the Board, Ms. Yake will participate in the Company’s standard non-employee director compensation program, prorated to reflect her partial year of service in 2025, which program is more fully described under the caption “Director Compensation” in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025, as may be amended from time to time.
Ms. Yake does not have any family relationships with any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company, and there are no arrangements or understandings between her and any other person pursuant to which Ms. Yake was selected as a director of the Company. Since the beginning of the Company’s last fiscal year, neither Ms. Yake nor her immediate family members have had any direct or indirect material interest in any existing or proposed transaction, arrangement, or relationship with the Company or any director or executive officer of the Company or immediate family member thereof in which the amount involved exceeds $120,000.
The Company expects to enter into an indemnification agreement with Ms. Yake substantially in the form that was previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 6, 2025, and is incorporated by reference herein.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. (1)

3.2	Third Amended and Restated Bylaws of Liberty Energy Inc. (1)

10.1
Credit Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger and certain other lenders party thereto, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers, and Liberty Energy Inc., as parent guarantor +(1)

10.2
Guaranty and Security Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A, as agent, Liberty Energy Services LLC, Liberty Energy Inc., Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Power & Logistics LLC, Liberty Power Real Estate Company LLC, Liberty Power Trucking LLC, Liberty Energy RE Holdings LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC, IMG Midstream LLC, IMG Solar LLC, IMG Development LLC, IMG Energy Services LLC, PG Solar LLC, Jackson Falls Solar LLC, McFarland Solar LLC, McLane Solar LLC, Garret's Run Solar LLC, Glade Run Solar LLC, McVille Solar LLC, River Hawk Solar LLC, Lorain Solar LLC and Perry Solar LLC, as grantors +(1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed on July 25, 2025.

*	Filed herewith.

**	Furnished herewith.

+	All schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Ron Gusek
Date:	October 17, 2025	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	October 17, 2025	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 17, 2025	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)