Form 10-K
period 2025-12-31
Liberty Energy Inc.
filed 2026-02-02
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
NYSE Texas

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.8 billion, determined using the per share closing price on the New York Stock Exchange on that date of $11.48. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 27, 2026, the Registrant had 162,051,526 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of 1934, as amended (the “Exchange Act”), including, among others, expected performance, expectations regarding the success of our distributed power business, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, outlook for the power industry, future global economic conditions, the impact of worldwide political, military and armed conflict, the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, the impact of policy, legislative, and regulatory changes, in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in this Annual Report and other filings that we make with the U.S. Securities Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Lium, LLC (“Lium Research”) as of December 31, 2025, and industry content and figures provided by Baker Hughes Co. (“Baker Hughes”) as of December 31, 2025. Neither Lium Research nor Baker Hughes is a member of the Financial Industry Regulatory Authority or the Securities Investor Protection Corporation and neither is a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and business in which we operate.
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
Item 1. Business
Our Company
The Company, together with its subsidiaries, is a leading integrated energy services and technology company, and one of the largest providers of innovative completions services and related technologies to onshore oil, natural gas, and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, which include hydraulic fracturing together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
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
We also own and operate Liberty Power Innovations LLC (“LPI”), providing advanced distributed power and energy storage solutions, serving the commercial and industrial, data center, energy and mining industries. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable power generation solutions and natural gas fueling services, which are critical to maintaining highly efficient well site operations. In January 2025, we announced LPI’s expansion into the distributed power business. On March 3, 2025, we completed the acquisition of IMG Energy Solutions (“the IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition augmented our portfolio with advanced engineering, design, and development capabilities for the development of power systems, enhanced software control systems, power marketing and utility interconnection experience, and operations and maintenance experience. During 2025, LPI was primarily focused on the planning and development of our power service platform to pursue projects supporting the power demand created by new data center development and other commercial and industrial applications. LPI is in the process of expanding market awareness of its integrated power and fuel solutions offering, developing engineered solutions, and ordering equipment and long-lead time items for these expected projects. LPI also expanded its natural gas fueling services to support larger scale distributed power installations.

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
We also operate two sand mines that allows us to vertically integrate our supply-chain in the Permian Basin. The mines provide sand to Liberty fleets as well as to third parties. With a secured supply of regional sand in the basin, we reduce our dependency on other providers and any downtime that could result from sand supply issues.
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
Our operations are organized into a single business segment, which consists of completions services, including hydraulic fracturing, wireline, proppant delivery and goods, including our Permian Basin sand mines, and natural gas compression and delivery, and we have one reportable geographical segment, North America. We have grown from one active hydraulic fracturing fleet as of December 2011 to approximately 40 active fleets as of December 31, 2025. We are focused on providing “next-generation” frac fleets and technologies to assist our customers with completing their wells in an efficient and responsible manner.
Our founders and management are pioneers in the development of data-driven completions technologies for application in shale plays. Prior to founding the Company, several members of the senior executive management team founded and built Pinnacle Technologies, Inc. (“Pinnacle Technologies”) into a leading fracturing technology company. In 1992, Pinnacle Technologies developed the first commercial hydraulic fracture mapping technologies, analytical tools that played a major role in launching the shale revolution. Our extensive experience with fracture technologies and customized fracture design has enabled us to develop new technologies and processes that provide our customers with real-time solutions that significantly enhance their completions. These technologies include hydraulic fracture propagation models, reservoir engineering tools, large, proprietary shale production databases and multi-variable statistical analysis techniques. Taken together, these technologies have enabled us to be a leader in completions design innovation and application. Our management team has an average of over 20 years of energy services experience.
We believe technical innovation and strong relationships with our customers and suppliers distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps and other complementary equipment, including power generation units (together “digiTechnologies℠”), our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology and piped sand slurry solution which eliminate the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield; and (viii) a suite of internally developed software solutions incorporating advanced analytics to support operations, maintenance and logistics management. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity during completions services jobs to better serve our customers. In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
LPI’s technology platform for distributed power generation includes (a) the ForteSM solution, which uses a modular, standardized construction approach for generation sites to reduce the risk of project execution, (b) the TempoSM power quality management system to manage high-amplitude, cyclical load variations associated with artificial intelligence workloads and (c) when a grid interconnection is requested by the customer and available, the ChorusSM solution to optimize power costs through the use of a mix of co-located generation and grid power.
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
On January 22, 2025, our board of directors (the “Board”) approved an increase to the size of the Board from nine to 10 directors and appointed Arjun Murti to fill the newly created vacancy. Additionally, on August 26, 2025, Audrey Robertson resigned from the Board and was subsequently confirmed to the position of Assistant Secretary of Energy for Energy Efficiency and Renewable Energy at the Department of Energy. On October 16, 2025, the Board appointed Ms. Alice Yake to the vacancy created by Ms. Robertson’s resignation.

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
•In 2024, the Company established the Bettering Human Lives Foundation, a non-profit organization dedicated to improving the well-being of communities worldwide with an early focus on promoting clean cooking solutions, supporting entrepreneurs in Sub-Saharan Africa to convert homes and schools from burning firewood to liquid petroleum gas. During 2025 and 2024, we made charitable contributions of $0.9 million and $0.9 million, respectively, to the Bettering Human Lives Foundation.
•The third edition of Liberty’s Bettering Human Lives report, emphasizing energy’s central role in human lives, was released in February 2024.
•In January 2025, we expanded our LPI power as a service business with the Forte℠ integrated power generation solution, Tempo℠ power quality system, and Chorus℠ potential grid integration offering to optimize power costs for our customers.
•In January 2026, we announced the following key developments relating to LPI’s distributed power business:
◦We signed an agreement with Vantage Data Centers to develop and deliver at least one gigawatt (GW) of power solutions to support Vantage data center projects for hyperscale end users, which is supported by a firm reservation of 400 megawatts (MW) of generation capacity to be delivered during 2027.
◦We entered into a power reservation and preliminary energy services agreement with another leading data center developer for a 330 MW data center expansion in Texas. The project is expected to begin operations in two phases with the first half online during the fourth quarter of 2027 and the second half online in the second quarter of 2028. This agreement defines the economic terms of the expected final contract for the project as well as the construction schedule, cost recovery and termination payment provisions in the event the final contract is not executed.
◦We announced our plan to deploy approximately 3 GW of power projects by 2029 that will generate revenue for us during that year.

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
Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion capital expenditure budgets. Additionally, some of the areas in which we have operations, including Canada, the DJ Basin, Powder River Basin and Williston Basin, can be adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice, rain, or frost, and related road restrictions, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water which is necessary to support completions operations.
Intellectual Property
Over the last several years and in connection with the IMG Acquisition, and others in prior periods, we have significantly invested in our research and technology capabilities. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. A cornerstone of our technological advantage is a series of proprietary databases of U.S. unconventional wells that include production data, completion designs and reservoir characteristics. We utilize these databases to perform multi-variable statistical analysis that generates differential insight into fracture design optimization to enhance our customers’ production economics. Our emphasis on data analytics is also deployed during job execution through the use of real-time feedback on variables that maximizes customer returns by improving cost-effective completions operations.
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
Human Capital Management
As of December 31, 2025, we had approximately 5,800 employees and no unionized labor. We believe we have good relations with our employees and that one of our key competitive advantages is our people. Our highly trained, experienced and motivated employees are critical to delivering our hydraulic fracturing services and supporting our entry into the distributed power business. Taking care of our employees is one of our top priorities, and we continually invest in hiring, training and retaining the employees we believe to be the best in our field. We consistently assess the current business environment and labor market to refine our compensation and benefits programs in order to attract and retain top talent in our industry. We strive to promote from within our existing employee base to manage new fleets and organically grow our operating expertise. This organic growth is essential in achieving the expertise and level of customer service we strive to provide each of our customers. As a result, we plan to continue to invest in our employees through both personal and professional training to attract and retain the best individuals in our areas of operation. Overall, we focus on individual contributions and team success to foster a culture built around operational excellence and superior safety.

Health and Safety
Our people are our most important asset and ensuring their safety and the safety of those around them is the most important thing we do. Making certain that the Liberty team is well trained to handle the complexities of daily field operations, and that their training and competency remains current with the latest technology and standards is a key component. In order to facilitate this training, we have developed the Liberty Frac Academy, a thorough program where employees are trained on various aspects of the Company, from safety in equipment operation to leadership skills. The Liberty Frac Academy not only ensures dissemination of high-quality training material, but also provides a forum for sharing best practices and lessons learned across the Company. As a result, we are among the safest service providers in the industry with a constant focus on Health, Safety and Environmental performance and service quality, as evidenced by an average incident rate that was consistently lower than the industry average from 2023 to 2025. Our employee-centered focus and reputation for safety has enabled us to obtain projects from industry leaders with some of the most demanding safety and operational requirements.
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
Governmental Regulation and Climate Change
As a company with operations primarily in the United States and Canada, as well as smaller operations in Australia, we are subject to the laws of all jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among those jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. We are also subject to numerous environmental and regulatory requirements related to our operations. For further information related to such regulation, see the risks described under the heading “Risk Factors” in this Annual Report.
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
Worker Health and Safety
We are subject to a number of federal and state laws and regulations, including the OSHA regulatory standards, which establish requirements to protect the health and safety of workers. Among others, we may be subject to OSHA regulations for safe operation of cranes, power industrial trucks and similar equipment at our worksites, safe practices for working in hazardous locations and permit-required confined spaces, and proper use of required personal protective equipment by workers. OSHA’s hazard communication standard requires tracking of hazardous chemicals present at the worksite, sharing of such information with the workers, and training the workers to handle the chemicals appropriately. The EPA’s community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes also require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. We are also subject to OSHA’s regulatory standard for respirable crystalline silica, which provides measures to protect workers in completions operations from exposure to this chemical including limiting exposure to airborne respirable crystalline silica in excess of a specified limit. Additionally, the Federal Motor Carrier Safety Administration (the “FMCSA”) regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. We are subject to Mine Safety & Health Administration regulations related to operation of sand mines including regulations for training and retraining of workers engaged in sand mine operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

Water Discharges
The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. To the extent the agencies expand the range of properties subject to the Clean Water Act’s jurisdiction or impose more stringent requirements on discharges of wastewater, certain energy companies could face increased costs and delays with respect to obtaining permits, including for the discharge of dredge and fill activities in waters of the U.S. or wetland areas, which in turn could reduce demand for our services. Furthermore, the process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air Emissions
The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants and other air emissions at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions of certain pollutants or prohibit certain types of emissions management practices. Further, the CAA imposes stringent requirements for stationary engine emissions performance including engines to be used in our distributed power solutions services. Additionally, in recent years, the CAA has been used to impose additional requirements on oil and gas production operations. While many of the rules impacting oil and gas production operations may not be directly applicable to our business, they are applicable to the business of our customers. Promulgation of stricter permitting or emission control requirements could delay or impair our or our customers’ ability to obtain air emission permits, causing a decrease in demand for our services. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
Climate Change
The EPA previously determined that emissions of greenhouse gases, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. This determination, known as the Endangerment Finding, may be rescinded by the Trump Administration. On August 1, 2025, the EPA proposed amendments to the rule that would rescind the Endangerment Finding. While the rule has not yet been finalized, if finalized in its proposed form, it may trigger the EPA to revisit regulations of greenhouse gases. The EPA has established greenhouse gas emissions reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of greenhouse gases to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Notably, on September 16, 2025, the EPA proposed to reconsider the Greenhouse Gas Reporting Program and remove reporting obligations for most source categories, including petroleum and natural gas systems, but has not yet finalized the rule. Although we are not likely to become subject to greenhouse gas emissions permitting and best available control technology requirements because none of our facilities are presently major sources of greenhouse gas emissions, such requirements could become applicable to our customers should the EPA not repeal these requirements. In addition, the EPA has used the CAA to impose additional greenhouse gas emissions control requirements upon our customers. Furthermore, the Inflation Reduction Act (“IRA 2022”) imposes a methane emissions charge on certain emissions from specific classes of sources that are required to report their greenhouse gas emissions, which began in calendar year 2024. However, in March of 2025, Congress used the Congressional Review Act to disapprove of the EPA’s regulation implementing the methane charge but did not repeal the statute creating the charge, leading to confusion about how the charge should be calculated or paid. This fee as well as confusion about how the fee is calculated and paid and additional requirements on greenhouse gas emissions from our customers could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition, and results of operations. Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, and many states have already established regional greenhouse gas “cap-and-trade” programs. The adoption of any legislation or regulation that restricts emissions of greenhouse gases from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services.

Hydraulic Fracturing
As further described herein, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shale. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. There is considerable legislative and regulatory focus on the emissions of methane, which may be released during hydraulic fracturing, chemicals used in the hydraulic fracturing process, the discharge of wastewater from hydraulic fracturing operations and concerns about the triggering of seismic activity by the injection of produced waters into underground wells. The adoption of new or revised legislation or regulations could make it more difficult and/or costly to drill and operate oil and gas wells. If adopted, such legislation or regulation could result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. Given the long-term trend towards increasing regulation, future regulation in the industry remains a possibility.
Some states, counties, and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York, Vermont, Maryland, and Washington have banned the use of high-volume hydraulic fracturing. Alternatively, some municipalities are, or have considered, zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties, and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects, and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that adversely impact hydraulic fracturing are adopted, such laws or regulations could reduce customer demand for our business by making it more difficult or costly to perform fracturing to stimulate production from tight formations.
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the U.S. Department of the Interior, to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. The various regulations issued under NEPA are in the process of being revisited and revised by the Trump administration. In 2025, the Council on Environmental Quality rescinded its overarching NEPA regulations and directed agencies to update their own NEPA regulations. To the extent that our customers’ current activities, as well as proposed plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects which in turn could reduce demand for our services.
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
Utility-Scale Integrated Power Solutions
We plan to provide utility-scale power generation solutions for data centers, industrial customers and other consumers with utility-scale power demand. Our power solutions consist of natural gas-fueled power generation to provide resiliency and optimize the power consumer’s power needs. In owning or operating generation we will be subject to the requirements of the applicable Regional Transmission Organization or Independent System Operator, which will have different requirements for generation capabilities both with respect to the construction and the operation of the power generation. As discussed in further detail below, the Federal Energy Regulatory Commission (“FERC”) and, with respect to the Electric Reliability Council of Texas, Inc. (“ERCOT”) power region, the Public Utility Commission of Texas (“PUCT”) may make changes to regulation that negatively impacts our ability to maximize the value of the generating asset, make sales to prospective customers, including end-users, access the transmission system, or increases the cost of any of the above. State laws or regulations of state utility commissions may limit our ability to make sales to prospective customers or increase the cost to do so. As owners and operators of generation we may become subject to regulation as a Generation Owner or Generation Operator by the North American Electric Reliability Corporation (“NERC”) which would result in additional standards, reporting, inspection and regulation being applicable to us.
FERC Jurisdiction
The Federal Power Act (“FPA”) grants the federal government broad authority over electric utilities and independent power producers, and vests its authority in the FERC. Unless otherwise exempt, any person that owns or operates facilities used for the wholesale sale or transmission of power in interstate commerce is a public utility subject to FERC’s jurisdiction. The FERC governs, among other things, the disposition of certain utility property, the issuance of securities by public utilities, the rates, the terms and conditions for the transmission or wholesale sale of power in interstate commerce, the interlocking directorates, and the uniform system of accounts and reporting requirements for public utilities. The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. The FERC is authorized to assess a maximum civil penalty of approximately $1.6 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. This penalty authority was enhanced in the Energy Policy Act of 2005 (“EPAct 2005”).
Pursuant to EPAct 2005, the NERC has been certified by the FERC as the Electric Reliability Organization to develop and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The NERC standards are applicable throughout the U.S. and are subject to FERC review and approval. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by the NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC’s oversight. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. Compliance with these standards is mandatory. Monetary penalties may be assessed for violations of the reliability and critical infrastructure protection standards.
State Regulation of Power
State Public Utility Commissions, or PUC(s), have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of Public Utility Regulatory Policies Act. States may assert jurisdiction over the siting and construction of power generating facilities including qualified facilities and exempt wholesale generators. State PUCs also maintain extensive control over the procurement of wholesale power by the utilities that they regulate. State PUCs have the ability to set policies that either enhance or limit customer choice. Each state that has adopted retail electric choice creates its own laws, regulations and compliance requirements which evolve over time and could impact our ability to maintain or expand retail operations.
The PUCT has jurisdiction over utility providers in Texas, including ERCOT, implementing legislation and enforcing market rules related to reliability and high-quality infrastructure. Through rate regulation and consumer assistance, the PUCT is focused on consumer protection and ensuring competitive markets. The PUCT exercises regulatory jurisdiction over the rates and services of any electric utility conducting business within Texas. ERCOT manages approximately 90% of Texas’ load and an electric grid covering about 85% of the state, operating Texas’ competitive wholesale and retail power markets. FERC does not regulate wholesale sales of power in ERCOT. ERCOT ensures resource adequacy through an energy-only model. In ERCOT, there are market offer price caps for energy and capacity services purchased by ERCOT, either of which may be in effect at any given time.
In late 2025, the PUCT approved Real-Time Co-optimization plus Batteries (“RTC+B”) program, which is designed to more efficiently dispatch the ERCOT system. The RTC+B program is expected to impact both the pricing and the dispatch of generation in the ERCOT market. These changes also affect the shape of the new ancillary service demand curves.
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
Provincial Legislation
Energy services companies are primarily regulated by provincial governments in Canada. For example, in Alberta, provincial legislation potentially applicable to our Canadian operations includes the Environmental Protection and

Enhancement Act, RSA 2000, e E-12, and in British Columbia, the Environmental Management Act, SBC 2003, c 53.3. These Acts promote the protection, enhancement and wise use of the environment, and deals with matters such as air emissions, water discharges, and the handling of hazardous substances and waste control (for example, under the Waste Control Regulation, Alta Reg 192/1996 (Alberta) or the Oil and Gas Waste Regulation, BC Reg 254/2005 (British Columbia)). Other environmental legislation in the Province that applies to energy service companies includes: the Water Act, RSA 2000, c W-3 (Alberta) or the Water Sustainability Act, SBC 2014, c 15 (British Columbia) and associated regulations, under which companies must apply for a license for any water use; and the Wildlife Act, RSA 2000, c W-10 (Alberta) or the Wildlife Act, RSBC 1996, c 488 (British Columbia) which provides for the protection and conservation of wild animals and endangered species.
Other potentially applicable provincial legislation in Alberta includes legislation directed at the transportation of dangerous goods, including oil (the Dangerous Goods Transportation and Handling Act, RSA 2000, c D-4 and associated regulations), legislation intended to provide for the responsible management of oil wells and associated sites, including remediation responsibilities (the Oil and Gas Conservation Act, RSA 2000, c O-6 and associated regulations), legislation establishing regulatory bodies overseeing oil and gas and electricity in Alberta (the Responsible Energy Development Act, SA 2012, c R-17.3 and the Alberta Utilities Commission Act, SA 2007, c A-37.2), legislation governing the removal of gas or propane from Alberta (the Gas Resources Preservation Act, RSA 2000, c G-4), legislation to effect conservation and prevent waste of the oil sands resource in Alberta (the Oil Sands Conservation Act, RSA 2000, c O-7), and legislation governing worker safety (the Occupational Health and Safety Act, SA 2020, c O-2.2).
The Alberta Energy Regulator has a number of directives that are applicable to energy services companies, such as Directive 050, updated in November 2024, which addresses salinity ranges for soils that can receive drilling wastes, Directive 058, updated in February 2025, which sets out regulatory requirements for the handling, treatment, and disposal of upstream oilfield waste, and Directive 083, updated in November 2024, which sets out the requirements for managing subsurface integrity associated with hydraulic fracturing, including seismic monitoring in certain areas of Alberta. Other provinces in Canada have their own statutory regime applicable to oilfield service companies.
Additional applicable provincial legislation in British Columbia may include legislation governing oil and gas related activities (the Energy Resource Activities Act, SBC 2008, c 36) and associated regulations (including the Drilling and Production Regulation, BC Reg 282/2010 for regulations applicable to drilling operations, and the Environmental Protection and Management Regulation, BC Reg 200/2010, regulating environmental matters specific to the oil and gas industry), legislation governing oil and gas tenures (the Petroleum and Natural Gas Act, RSBC 1996, c 361 and associated regulations) legislation to facilitate the protection of heritage sites and objects (the Heritage Conservation Act, RSBC 1996, c 187), and legislation overseeing the transportation of dangerous goods, including oil (the Transport of Dangerous Goods Act, RSBC 1996, c 458 and associated regulations).
Other statutory instruments in British Columbia may alter regulatory processes for energy service companies, for example, orders made pursuant to legislation that mandate the consideration of cumulative impacts on treaty rights for oil and gas related activities in northeastern British Columbia (the Northeast District Cumulative Impacts (Treaty 8) Order in Council No. 255 made pursuant to the Environment and Land Use Act, RSBC 1996, c 117).
On August 7, 2025, the British Columbia Supreme Court held in Cowichan Tribes v Canada (Attorney General), 2025 BCSC 1490 that the sections of the Land Title Act, RSBC 1996, c 250 that guarantee indefeasible title do not apply to lands subject to Aboriginal title. To the extent that our customers own or lease property outside of areas covered by treaty, title to those lands may be in question and could reduce demand for our services.
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
Legislation Regarding Implementation of the United Nations Declaration on the Rights of Indigenous Peoples (“UNDRIP”)
UNDRIP is an aspirational human rights document that establishes a framework for the survival, dignity, and well-being of Indigenous peoples globally. In 2016, Canada endorsed UNDRIP without qualification. UNDRIP itself does not have the force of law in Canada. However, Canada has enacted federal legislation to create a framework for the implementation of UNDRIP in Canada (United Nations Declaration on the Rights of Indigenous Peoples Act, SC 2021, c 14).
British Columbia has also enacted legislation for the implementation of UNDRIP provincially (Declaration on the Rights of Indigenous Peoples Act, SBC 2019, c 44 (“DRIPA”)). In December 2025, the British Columbia Court of Appeal released its decision in Gitxaala v. British Columbia (Chief Gold Commissioner), 2025 BCCA 430. The British Columbia Court of Appeal held that by operation of DRIPA, combined with British Columbia’s Interpretation Act, RSBC 1996, c 238, provincial legislation must be interpreted to be consistent with UNDRIP. This decision may create regulatory uncertainty for our operations in British Columbia, as it is unclear how certain provincial legislation that we operate under will be interpreted to be consistent with UNDRIP.
Properties
We own or lease numerous properties including corporate offices, maintenance facilities and warehouses, manufacturing facilities, technology centers and two sand mines in the basins in which we operate in North America and Australia. None of our owned properties have any material encumbrances. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
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
Our sales and marketing activities typically are performed through our local sales representatives in each geographic region and are supported by our corporate headquarters. For the years ended December 31, 2025, 2024 and 2023, our top five customers collectively accounted for approximately 39%, 43%, and 34% of our revenues, respectively. For the year ended December 31, 2025, Occidental Petroleum Corporation and XTO Energy Inc. accounted for more than 10% of consolidated revenues. For the year ended December 31, 2024, Occidental Petroleum Corporation accounted for more than 10% of consolidated revenues. For the year ended December 31, 2023, no customers accounted for more than 10% of consolidated revenues.
Suppliers and Raw Materials
We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across our areas of operation. We have built long-term relationships with multiple industry leading suppliers of proppant, chemicals, and hydraulic fracturing and power generations equipment. In addition, we have built strong relationships with the manufacturers and assemblers of our custom-designed hydraulic fracturing fleets and power generation equipment and believe we will continue to have timely access to new, high capability equipment as we continue to grow. Liberty Advanced Equipment Technologies LLC provides engineering design, manufacturing, and packaging for certain equipment used in our operations. In October 2021, we vertically integrated a supplier of our containerized sand and last mile proppant logistics solutions with the acquisition of Proppant Express Solutions LLC. This, along with our two state-of-the-art sand mines in the Permian Basin, help us alleviate the risk of proppant supply shortages.
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our hydraulic fracturing and distributed power operations. We are not dependent on any single source of supply for those parts and components, supplies or materials. To date, we have generally been able to obtain the equipment, parts and components, and supplies necessary to support our operations.
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States and Canada. Competitors for our hydraulic fracturing and related services include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company as well as other companies including Patterson-UTI Energy Inc. and ProFrac Holding Corp. In addition, we compete regionally with ProPetro Services, Inc. and other smaller service providers.
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
As we enter the distributed power business, our competitors may include utility provided grid power and multiple other distributed power providers. We believe our experience, operating platform, technology and personnel position LPI to deliver differential power solutions.
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

Risk Factors Summary
The following is a summary of the certain risks that we believe apply to our business and the industry in which we operate:
Risks Related to the Oil and Natural Gas Industry
•Federal, state, local and other applicable legislative and regulatory initiatives relating to hydraulic fracturing may serve to limit future oil and natural gas E&P activities and could have a material adverse effect on our results of operations and business.
•Federal legislation and regulatory initiatives relating to drilling on federal lands could harm our business and negatively impact the oil and natural gas industry.
•Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
•The volatility of oil and natural gas prices may adversely affect the demand for our completions services and negatively impact our results of operations.
•Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
•Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for E&P activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.
•Our operations are subject to risks associated with climate change and potential regulatory programs meant to address climate change; these programs may impact or limit our business plans, result in significant expenditures or reduce demand for our services and reduce our revenues.
•An increased societal and governmental focus on ESG and climate change issues may adversely impact our business, impact our access to investors and financing, and decrease demand for our services.
•Our operations are subject to significant risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.
•We could experience continued or increased severity of trucking related issues or trucking accidents, which could materially affect our results of operations.
•We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.
•We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
•Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
•Technology advancements in well service technologies, including those involving completions services, could have a material adverse effect on our business, financial condition and results of operations.
•The ability or willingness of OPEC+ and other oil exporting nations to set and maintain production levels may have a significant impact on oil and natural gas commodity prices.
•Geopolitical conditions, including political turmoil and volatility, regional conflicts, sanctions, terrorism and war could result in market instability, which could adversely affect our business, financial condition and results of operations.
Risks Related to the TRAs
•The Company is required to make payments under the TRAs for certain tax benefits that it may claim, and the amounts of such payments could be significant.
General Risks Related to our Business
•We may be adversely affected by uncertainty in the global financial markets and the deterioration of the financial condition of our customers.
•Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.
•Reliance upon a few large customers may adversely affect our revenue and operating results.

•We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
•Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
•We rely on certain third parties for materials, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.
•We currently utilize a limited number of assemblers and suppliers for major equipment to both build new fleets and upgrade any fleets we acquire to our preferred specifications, and our reliance on these vendors exposes us to risks including price and timing of delivery.
•Changes in transportation regulations may increase our costs and negatively impact our results of operations.
•We face a variety of risks related to our diversification and entry into new lines of business in distributed power generation.
•As we continue our diversification into a new line of business, the market price for our common stock will become subject to factors different from those that have historically and currently impacted our common stock.
•Power generating operations performance involves significant risks and hazards and may be below expected levels of output or efficiency.
•A distributed power business is dependent on our relationships with key suppliers to obtain equipment requiring significant capital commitments and may be on terms and conditions that limit our ability to adjust to changing market conditions.
•We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of our power generation offering and disruptions to the power supply to our customers.
•Distributed power solutions in some applications could be affected by availability of the electrical grid.
•The power industry is highly competitive and rapidly evolving.
•Distributed power systems involve long and uncertain sales cycles, and we may not be successful in converting our sales prospects into revenue generating contracts.
•Our current and future indebtedness could adversely affect our financial condition.
•Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.
•If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.
•We may be adversely affected by disputes regarding intellectual property rights of third parties.
•Seasonal weather conditions, natural disasters, public health crises, and other catastrophic events outside of our control could severely disrupt normal operations and harm our business.
•The sand mining operations are subject to a number of risks relating to the proppant industry.
•Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.
•We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on certain aspects of our operations.
•The occurrence of explosive incidents could disrupt our operations and could adversely affect our business, financial condition and results of operations.
•The choice of forum provisions in our charter and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•There can be no assurance we will repurchase shares of our Class A Common Stock in any particular amounts.

Risks Related to the Oil and Natural Gas Industry
Federal, state, local and other applicable legislative and regulatory initiatives relating to hydraulic fracturing may serve to limit future oil and natural gas E&P activities and could have a material adverse effect on our results of operations and business.
Various federal, state, local and other applicable legislative and regulatory initiatives have been, or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies but increased scrutiny and regulation by federal agencies does occur. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance regarding the permitting of such activities. Furthermore, the U.S. Bureau of Land Management has previously published rules that established stringent standards relating to hydraulic fracturing on federal and Native American lands. Similarly, the EPA has adopted rules on the capture of methane and other emissions released during hydraulic fracturing. These rules have been the subject of ongoing legal challenges and may be affected by the EPA’s proposed rules related to greenhouse gas reporting. In recent years, the EPA has enacted additional methane rules for new and existing petroleum operations. The effectiveness of these rules has been delayed by the EPA as a result of the transition from the Biden administration to the Trump administration. Furthermore, in November 2025, the EPA issued a rule delaying the compliance deadline previously adopted in 2024. Should the methane standards go into effect, the EPA rules could make it more difficult and/or costly to drill and operate oil and gas wells. These rules may result in a decline in the completion of new oil and gas wells or the recompletion of existing wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the demand for our services. In addition to federal regulatory actions, legislation has been introduced, but not enacted, in Congress to provide for further federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.
Moreover, many states and local governments have adopted, or are considering, regulations that impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate, such as Texas, Colorado and North Dakota. States could also elect to place prohibitions on hydraulic fracturing, as several states have already done. In addition, some states have adopted broader sets of requirements related to oil and gas development more generally that could impact completions activities. For example, the Colorado legislature adopted SB 19-181, which gave greater regulatory authority to local jurisdictions and reoriented the mandate of the Colorado Oil and Gas Conservation Commission to place more emphasis on the protection of human health and the environment. In response, a reconstituted Colorado Oil and Gas Conservation Commission modified its rules to address the requirements of the legislation, adopting increased setback requirements, provisions for assessing alternative sites for well pads to minimize environmental impacts, and consideration to cumulative impacts, among other provisions. The Colorado Department of Public Health and the Environment also finalized rules related to the control of emissions from certain pre-production activities. In Texas, there has been increased pressure on the Railroad Commission (“RRC”) to impose more stringent limitations on the flaring of gas from wells to prevent waste and because of increased concerns related to the environmental effects of flaring. The RRC continues to approve flaring permits, but at least one lawsuit was filed by a pipeline operator challenging the RRC’s flaring approval practices, but the suit was subsequently dismissed without any substantive opinion on the issue of flaring. Environmental groups, local citizens groups and others continue to seek to use a variety of means to force action on additional restrictions on hydraulic fracturing and oil and gas development generally.
Additionally, some states have enacted legislation limiting PFAS usage in certain products or limiting PFAS usage generally. For example, New Mexico has banned the use of PFAS in fluids used to complete or recomplete a well, requiring the operator to certify that PFAS chemicals were not used. Similarly, Colorado has banned the use of PFAS in oil and gas products including hydraulic fracturing fluids, drilling fluids and proppants. Should PFAS be in hydraulic fracturing chemicals, this could open up a new front for the regulation of hydraulic fracturing and result in additional exposure to liability for contamination resulting from the use or release of hydraulic fracturing chemicals. Additionally, various regulatory actions have been taken with respect to PFAS, including listing of certain PFAS as hazardous substances under CERCLA, that may result in additional exposure to liability for contamination resulting from the use or release of these chemicals.
Some states in which we operate require the disclosure of some or all of the chemicals used in our completions operations. Certain aspects of one or more of these chemicals may be considered proprietary by us or our chemical suppliers. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets or those of the chemicals suppliers and could result in competitive harm to us, which could have an adverse impact on our business, financial condition, prospects and results of operations.
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
Additional legislation, executive actions, regulations or other regulatory initiatives to limit, delay or prohibit hydraulic fracturing or other aspects of oil and gas development may be pursued. In the event that these or other new federal restrictions, delays or prohibitions relating to the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and, in the case of our customers, also could result in added restrictions or delays in the pursuit of exploration, development, or production activities, which could in turn reduce the demand for our services and have a material adverse effect on our results of operations.
Federal legislation and regulatory initiatives relating to drilling on federal lands could harm our business and negatively impact the oil and natural gas industry.
Businesses and operations of our customers may be carried out on federal lands and, therefore, may be impacted by federal legislation or regulatory initiatives that are specific to federal lands. As an example, in 2021, President Biden issued an order that effectively suspended new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days.
President Biden followed with an executive order directing the Secretary of the Interior to pause the issuance of new oil and gas leases on federal public lands and offshore waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities. While this executive order was revoked by President Trump on January 20, 2025, future presidents can quickly make changes that affect operations on federal lands. To the extent our customers operate on leased federal lands, presidential actions could have a material effect on the Company and our industry.
Congressional actions can also affect operations on federal land. In August 2022, Congress passed the IRA 2022 which, among other things, made changes to the federal oil and gas leasing program (including increasing royalty rates and implementing policies to discourage venting and flaring) and require several oil and gas lease auctions, including some that had been suspended or cancelled.
Regulatory agency actions can also affect operations on federal lands. In November 2021, the U.S. Department of the Interior released a report on the federal oil and gas leasing program, which found that the then current program failed to serve the public interest. The report made several recommendations, including increasing royalty rates and adding new restrictions on what lands are made available for oil and gas development to minimize leasing of lands with low potential for development. The U.S. Department of the Interior promulgated rules in 2024 based on the recommendations. However, on August 1, 2025, the Bureau of Land Management finalized a series of rules that make the regulations compliant with the One Big Beautiful Bill Act, including expanding the lands that are eligible and available for oil and gas development.
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
•the supply of and demand for completions services and equipment in the United States and Canada;
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
The volatility of oil and natural gas prices may adversely affect the demand for our completions services and negatively impact our results of operations.
The demand for our completions services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells. This, in turn, could lead to lower demand for our services and may cause lower utilization of our assets. We have experienced, and may in the future experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices.
Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. During the year 2025, the posted WTI price traded at an average of $65.45 per barrel (“Bbl”), as compared to the 2024 average of $76.63 per Bbl and the 2023 average of $77.58 per Bbl. During this three-year period, the WTI price fluctuated between a high of $93.67 per Bbl and a low of $55.44 per Bbl. If the prices of oil and natural gas remain or become more volatile, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
In most states, our completions services, our natural gas compression and CNG delivery operations, and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.

Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for E&P activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Water is an essential component of shale oil and natural gas production during both the drilling and completions processes. Our oil and natural gas producing customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, privatization, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for drilling and completions to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, results of operations and financial condition.
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in drilling and completions or other fluids resulting from E&P activities. Applicable laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. Additionally, in 2016, the EPA adopted a pretreatment standard that prohibits the discharge of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly owned treatment works. Further, regulations implemented under both federal and state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. These laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for the drilling and completion of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and could result in restrictions, delays, or cancellations of our customers’ operations, the extent of which cannot be predicted.
Our operations are subject to risks associated with climate change and potential regulatory programs meant to address climate change; these programs may impact or limit our business plans, result in significant expenditures or reduce demand for our services and reduce our revenues.
Climate change continues to be a focus of political and societal attention. Numerous proposals have been made and are likely to be forthcoming on the international, national, regional, state and local levels to reduce GHG emissions. These efforts have included or may include cap-and-trade programs, carbon taxes, GHG reporting obligations and other regulatory programs that limit or require control of GHG’s from certain sources. Programs addressing climate change may limit the ability to produce crude oil and natural gas, require stricter limits on the release of methane or other GHGs, increase reporting and/or other compliance obligations associated with GHG emissions, limit the ability to explore in new areas, limit the construction of pipelines and related equipment or may make it more expensive to produce, any of which may decrease the demand for our services and our revenues.
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
In 2023, the State of California enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026. Although such legislation is currently subject to legal challenges in the Ninth Circuit Court of Appeals, the reporting requirements of the legislation, which mandate initial reporting of greenhouse gas emissions by the middle of 2026, have not been stayed. Other jurisdictions, domestically and internationally, are also considering various climate change disclosure requirements.
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
In addition, our customers usually assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are grossly negligent or commit willful acts. Our customers generally agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our completions operations, their employees are injured by such operations, unless resulting from our gross negligence or willful misconduct. Our customers also generally agree to indemnify us for loss or destruction of customer-owned property or equipment. In turn, we agree to indemnify our customers for loss or destruction of property or equipment we own and for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual liability allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
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
Technology advancements in well service technologies, including those involving completions services, could have a material adverse effect on our business, financial condition and results of operations.
The completions services industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.
The ability or willingness of OPEC+ and other oil exporting nations to set and maintain production levels may have a significant impact on oil and natural gas commodity prices.
OPEC+ is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, on numerous occasions over the years, OPEC+ and other oil exporting nations have agreed to take measures such as supporting oil and gas prices through production cuts or supporting their market share by increasing supply at the expense of pricing.
There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices. Uncertainty regarding future actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.
Geopolitical conditions, including political turmoil and volatility, regional conflicts, sanctions, terrorism and war could result in market instability, which could adversely affect our business, financial condition and results of operations.
The global economy has been impacted by geopolitical conflicts, such conflicts have led and may continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of some conflicts, governments have implemented and may implement additional sanctions, export controls, embargoes, or other measures against countries, regions, officials, individuals or industries involved in the respective conflict. Such sanctions, and other measures, as well as the existing and potential further responses from impacted countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets, including commodity prices, and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.
Risks Related to the TRAs
The Company is required to make payments under the TRAs for certain tax benefits that it may claim, and the amounts of such payments could be significant.
In connection with the Company’s initial public offering (the “IPO”), on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direct Partnership, L.P. and the then-existing owners of Liberty Oilfield Services Holdings LLC (“Liberty Holdings”) that continued to own units in Liberty LLC (“Liberty LLC Units”) (each such person and any permitted transferee, a “TRA Holder”). The TRAs generally provide for the payment by the Company to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually recognizes (or is deemed to recognize in certain circumstances) as a result of certain increases in tax basis, net operating losses available to the Company as a result of the corporate reorganization performed in connection with the IPO (the “Corporate Reorganization”), and certain benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.
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
Our top five customers represented approximately 39%, 43%, and 34%, of our consolidated revenue for the years ended December 31, 2025, 2024, and 2023, respectively. It is possible that we will derive a significant portion of our revenue from a concentrated group of customers in the future. If a major customer fails to pay us, revenue would be impacted, and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer or our customers were to consolidate or merge with other operators, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
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
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs for any fleets we may acquire in the future. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our completions services and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.
We rely on certain third parties for materials, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.
We have established relationships with certain suppliers of our materials (such as, but not limited to, proppant and chemical additives) and other parts, supplies and items needed for our operations. Delays or shortages in materials can result from a variety of reasons, including those caused by weather and natural disasters. Historically, the United States has undergone supply chain disruptions due to backlogged ports and trucking shortages, and our business is not immune from these effects. Even once the root cause of the supply chain disruption or any future shortage or delay has passed, it can take time for our supply chain to recover and run in a regular fashion. Should the nationwide supply chain disruption continue, or should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with completions operations requiring work stoppages, which are believed to have adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant, or the impact of supply chain disruptions. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.
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
We face a variety of risks related to our diversification and entry into new lines of business in distributed power generation.
The proposed diversification of our business as a provider of scaled distributed power and energy storage solutions to large-scale, high-demand customers, including data centers, industrial facilities, and utility-scale sites, carries a number of risks. We will become subject to laws and regulations previously inapplicable to our existing business and this could lead to additional litigation, compliance and regulatory risk. Our expansion into the distributed power solutions business will also create the need for additional capital and other resources, the cost and availability of which may depend on market conditions, regulatory landscape, financial and operating results, interest rates, inflationary considerations, compliance with covenants under our credit facility, fuel costs (including the price of natural gas) and other considerations. Furthermore, while our management team has a track record of successfully executing on the growth of our existing business, the team has not directly engaged in the distributed power solutions business before and this lack of experience could have adverse impacts and complications such as on cost and timing to execute on the new business and the overall success of the program. If we are unable to successfully execute on this new line of business, our revenue and profitability may not grow as expected, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.
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
Power generating operations performance involves significant risks and hazards and may be below expected levels of output or efficiency.
The operation of a distributed power business involves risks, including the breakdown or failure of power generation equipment, pipelines or other equipment or processes, performance below expected levels of output or efficiency and risks related to the creditworthiness of our contract counterparties and the creditworthiness of our counterparties’ customers or other parties, with whom our counterparties have contracted. Our power plants could experience unplanned outages, including extensions of scheduled outages due to equipment breakdowns, failures or other problems which are an inherent risk of our business. Unplanned outages typically can result in lost revenues, inability to perform and potential recognition of liquidated damages owed and/or termination of existing long-term power purchase agreements, increase our maintenance expenses and may reduce our profitability, which could have a material adverse effect on our financial condition, results of operations and cash flows.
A distributed power business is dependent on our relationships with key suppliers to obtain equipment requiring significant capital commitments and may be on terms and conditions that limit our ability to adjust to changing market conditions.
A distributed power business can be dependent on a limited number of key suppliers for access to the unique equipment used in this line of business. If we fail to maintain adequate relationships with such suppliers or if we fail to receive equipment from our suppliers in a timely manner, then our competitive position may be harmed and our operations, financial conditions and/or cash flows may be negatively impacted.
In addition, the prices of certain equipment used in our distributed power business may continue to experience inflationary pressures and be subject to tariffs that could further increase such costs. We may not be able to pass on these costs to our customers or, if we do pass on these costs, our customers may seek out alternatives to us, which could have a material adverse impact on our results of operations, financial condition and/or cash flows.
Unavailability of, and lengthy delays in obtaining, the necessary equipment may result from a number of factors affecting our suppliers, including capacity constraints, labor shortages or disputes, supplier product quality issues, the impact of tariffs and other federal trade policy and suppliers’ allocations to other purchasers. These risks can be magnified in a weak economic environment or following increases in demand arising from an economic downturn, but are also generally present due to the nature of our business and our dependence on highly-specialized equipment, some of which is sourced internationally. Such disruptions could result in our inability to effectively meet the needs of our customers and could result in a material adverse effect on operations, financial condition and/or cash flows.
In order to secure inventory and equipment for our distributed power business, we have and may continue to make nonrefundable deposits and advance payments to vendors and enter into noncancellable commitments with vendors that could limit our ability to adjust to changing market conditions. In addition, we have and may continue to strategically purchase inventory and equipment in advance of demand to take advantage of concerns about future availability, which could adversely affect our working capital and cash flow. If we fail to anticipate expected customer demand, an oversupply could result in excess inventory and equipment. Furthermore, as a result of high demand and limited supply for certain inventory and equipment needed by our distributed power business, we have and may continue to enter into long-term purchase commitments with vendors that obligate us to make purchases at prices, and on contractual terms and conditions, that are less favorable to us. In addition, our competitors may obtain inventory and equipment from the same vendors that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of inventory and equipment, and our ability to engage in relationships with certain vendors could be limited.
We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased downtime of our power generation offering and disruptions to the power supply to our customers.
Demand for power has continued to significantly outpace available power generation supply from the grid, with the electrification of the oil and natural gas industry, as an example, straining aging and unreliable power grids. Further, the expanding use of artificial intelligence has led to the expansion of existing data centers and plans for new data centers. As we expand distributed power offerings, the possibility exists that our planned offerings may not be able to effectively manage related power loads, resulting in potential downtimes and disruptions for our customers. Such experiences could have a material adverse effect on our business and operating results due to the damage to our reputation and the resulting dissatisfaction of customers.
In addition, the sustainability of the favorable supply-demand dynamic in the power sector depends on multiple factors, including factors relating to technological advancements such as continued demand growth for generative AI computing applications, cloud computing, the level and pace at which the power industry can invest in power infrastructure and the pace of continued electrification-driven demand growth.
Distributed power solutions in some applications could be affected by availability of the electrical grid.
Distributed power solutions are an alternative for customers to consider when grid access is unavailable, cost prohibitive, or delayed. Our distributed power service offering could be adversely affected if grid power becomes readily available to customers on terms that are more attractive than those that we offer. Should this occur, customers may decide not to use our service offering or use it only until interconnected to the grid or as backup power thereafter. If this occurs, we may not be able to achieve our expected returns and our results of operations and cash flow may be adversely impacted.
The power industry is highly competitive and rapidly evolving.
The power industry is evolving rapidly, driven by increased demand from numerous end-markets, including those in the data center and energy businesses. Should increased competition continue, the portion of the total addressable market that we could capture with our distributed power business will be lower than expected, which could translate to lower than expected revenues. Additionally, as a result of increased demand for data centers and other consumers of distributed power, we will compete with a variety of energy providers. Our competitors may have greater access to capital, more established customer bases, deeper vendor relationships and fewer regulatory hurdles. In addition, the AI infrastructure segment is rapidly developing. Technological developments may require significant capital investment and continuous innovation. We may be unable to meet these evolving demands, resulting in lost business or underutilized capacity.
Distributed power systems involve long and uncertain sales cycles, and we may not be successful in converting our sales prospects into revenue generating contracts.
The sales cycle for distributed power systems, from initial contact with potential customers to the commencement of operations, may be lengthy. Customers generally consider a wide range of solutions before deciding to contract for power generation services. Before a customer commits to contract for power generation services, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time customers are evaluating our power solutions offerings, we may incur substantial capital, sales and marketing, engineering, and research and development expenses.
For example, we recently announced our plans to deploy 3 GW of power projects by 2029 that will generate revenue for us during that year. However, these projects are not currently under a contract, and there can be no assurance that we will be able to obtain contracts with end-users for this capacity on credit and other financial terms that are acceptable to us. Moreover, the final terms of these contracts are still subject to negotiation, and these ultimate terms may not match our modeled returns. Finally, even if we are able to obtain successful contracts, there may be delays in the actual deployment of this capacity and revenue generation due to factors that include, among others, supply chain issues, delays in receiving needed permits, inability to obtain adequate natural gas supply and overall delays with construction.
We have also recently announced a development agreement with Vantage Data Centers for at least 1 GW of power development over the next five years. However, this contract is not with the end-user of the eventual data center for actual provision of power, and while Vantage plans to work with us in concert with their customers, we must still secure these opportunities with the data center end user and arrive on acceptable final contract terms. In addition, our announced preliminary reservation and energy services agreement with a data center developer in Texas for 330 MW of power still is subject to executing a final, binding contract for us to deploy the associated generation and realize revenue from that project.
Any failure to obtain these contracts on terms that are acceptable to us or delays in deployment could result in an adverse impact to our results of operation and financial condition.
Our current and future indebtedness could adversely affect our financial condition.
As of December 31, 2025, the Company and certain of its subsidiaries was party to the Credit Agreement (as defined herein), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750.0 million (the “Revolving Credit Facility”), and the Caterpillar Agreement (as defined herein). As of January 28, 2026, the Company had $275.0 million outstanding under our Revolving Credit Facility, in addition to letters of credit in the amount of $19.2 million, with $175.7 million of remaining availability, as well as $16.7 million outstanding under the Caterpillar Agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Moreover, subject to the limits contained in our Revolving Credit Facility, we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:
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
•we may be competitively disadvantaged to our competitors that have greater or less costly access to capital resources; and
•we may be more vulnerable to adverse economic and industry conditions.
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
Our operations are located in different regions of the United States and Canada. Some of these areas, including the DJ Basin, Powder River Basin, Williston Basin and our Canadian operations, are adversely affected by seasonal weather conditions, primarily in the winter and spring. Weather-related hazards exist in almost all the areas where we operate. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations or obtain adequate supplies of raw material or fuel, thereby reducing our ability to provide services and generate revenues. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. Furthermore, if the area in which we operate or the market demand for oil and natural gas is affected by a public health crisis, such as a pandemic, or other similar catastrophic event outside of our control, our business and results of operations could be adversely impacted.
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
Cybersecurity Governance
Board of Directors Oversight
Our Board has designated the Audit Committee to oversee risk management associated with cybersecurity threats. The Audit Committee is comprised of board members with diverse expertise including risk management, technology, and finance, which we believe enables them to oversee cybersecurity risks.
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
Our Class A Common Stock is listed on the NYSE and NYSE Texas and traded under the symbol “LBRT.” There is no public market for our Class B Common Stock.
Holders of our Common Stock
As of January 28, 2026, there were 15 stockholders of record of our Class A Common Stock and no stockholders of record of our Class B Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
The Company has paid consecutive quarterly cash dividends since December 2022. Dividends are usually declared in January, April, July, and October, paid on or around the 18th of March, June, September, and December to stockholders of record on or around the 4th of each respective payment month. If the record or payment date falls on a weekend or holiday, it is moved to the preceding or following business day.
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
During the three months ended December 31, 2025 the Company did not repurchase any shares of Class A Common Stock. As of December 31, 2025, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.

Stock Performance Graph
The following graph and table compares the cumulative total return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 ® Index and the Philadelphia Oil Service Index, since December 31, 2019 and each annual period thereafter through December 31, 2025. The graph assumes that $100 was invested in our Class A Common Stock in each index on December 31, 2020 and that any dividends were reinvested on the last day of the month in which they were paid. The cumulative total return set forth is not necessarily indicative of future performance.
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	For the Years Ended December 31
	2020	2021	2022	2023	2024	2025
Liberty Energy Inc.	$100.00	$94.08	$155.77	$179.01	$199.13	$189.17
Standard & Poor’s 500 ® Index	$100.00	$128.71	$105.40	$131.07	$166.40	$196.16
Philadelphia Oil Service Index	$100.00	$120.73	$194.99	$198.73	$175.55	$181.74

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” Except as required by law, we assume no obligation to update any of these forward-looking statements. This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For discussion of year ended December 31, 2023, as well as the year ended 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report.
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company, and one of the largest providers of innovative completions services and related technologies to onshore oil, natural gas, and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, which include hydraulic fracturing together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of December 31, 2025. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
We also own and operate Liberty Power Innovations LLC (“LPI”), providing advanced distributed power and energy storage solutions, serving the commercial and industrial, data center, energy and mining industries. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable power generation solutions and natural gas fueling services, which are critical to maintaining highly efficient well site operations. In January 2025, we announced LPI’s expansion into the distributed power business. On March 3, 2025, we completed the acquisition of IMG Energy Solutions (“the IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition augmented our portfolio with advanced engineering, design, and development capabilities for the development of power systems, enhanced software control systems, power marketing and utility interconnection experience, and operations and maintenance experience. During 2025, LPI was primarily focused on the planning and development of our power service platform to pursue projects supporting the power demand created by new data center development and other commercial and industrial applications. LPI is in the process of expanding market awareness of its integrated power and fuel solutions offering, developing engineered solutions, and ordering equipment and long-lead time items for these expected projects. LPI also expanded its natural gas fueling services to support larger scale distributed power installations.
We believe technical innovation and strong relationships with our customer and supplier bases distinguish us from our competitors and are the foundations of our business. We expect that E&P companies will continue to focus on technological innovation as completion complexity and fracture intensity of horizontal wells increases, particularly as customers are increasingly focused on reducing emissions from their completions operations. We remain proactive in developing innovative solutions to industry challenges, including developing: (i) our databases of U.S. unconventional wells to which we apply our proprietary multi-variable statistical analysis technologies to provide differential insight into fracture design optimization; (ii) our Liberty Quiet Fleet® design which significantly reduces noise levels compared to conventional hydraulic fracturing fleets; (iii) hydraulic fracturing fluid systems tailored to the specific reservoir properties in the basins in which we operate; (iv) our dual fuel dynamic gas blending (“DGB”) fleets that allow our engines to run diesel or a combination of diesel and natural gas, to optimize fuel use, reduce emissions and lower costs; (v) our digiFleets℠, comprising of digiFrac℠ and digiPrime℠ pumps and other complementary equipment, including power generation units (together “digiTechnologies℠”), our innovative, purpose-built electric and hybrid frac pumps that have approximately 25% lower CO2e emission profile than the Tier IV DGB; (vi) our wet sand handling technology and piped sand slurry solution which eliminate the need to dry sand, enabling the deployment of mobile mines nearer to wellsites; (vii) the launch of LPI to support the transition to our digiFleets as well as the transition to lower costs and emissions in the oilfield; and (viii) a suite of internally developed software solutions incorporating advanced analytics to support operations, maintenance and logistics management. In addition, our integrated supply chain includes proppant, chemicals, equipment, natural gas fueling services, logistics and integrated software which we believe promotes wellsite efficiency and leads to more pumping hours and higher productivity during completions services jobs to better service our customers.
LPI’s technology platform for distributed power generation includes (a) the ForteSM solution, which uses a modular, standardized construction approach for generation sites to reduce the risk of project execution, (b) the TempoSM power quality management system to manage high-amplitude, cyclical load variations associated with artificial intelligence workloads and (c)

when a grid interconnection is requested by the customer and available, the ChorusSM solution to optimize power costs through the use of a mix of co-located generation and grid power.
In order to achieve our technological objectives, we carefully manage our liquidity and debt position to promote operational flexibility and invest in the business throughout the full commodity cycle in the regions we operate.
Recent Trends and Outlook
The convergence of AI-driven data center expansion, the onshoring of domestic manufacturing, and increased industrial electrification has created structural demand growth for power. Underinvestment in grid infrastructure, transmission constraints, and evolving commercial realities and utility reforms, driven in part by public concerns, have catalyzed broader market recognition of the inherent strategic value of distributed power solutions.
Within North American oil and gas markets, conditions appear to have stabilized after a protracted period of softening activity, as the industry has largely adjusted to OPEC+ supply concerns and tariff-related volatility experienced in 2025. Fourth quarter completions activity defied normal seasonal declines, surpassing expectations. Completions demand is projected to hold firm in 2026. We expect North American producers to respond to global oil and gas dynamics with flat oil production and modest growth in gas-directed activity. Global oil markets are currently balancing a structural oil surplus, elevated geopolitical risk, and an OPEC+ production pause, keeping oil prices largely rangebound. Natural gas markets are supported by significant expansion in LNG export capacity and multi-year growth in power consumption.
Industry fundamentals are expected to improve over time as supply-side dynamics gradually rebalance with completions demand. Recent pricing pressures on completions services, combined with the slowdown in activity, have driven an acceleration in equipment cannibalization and attrition, while underinvestment in next generation technology has limited the replacement of lost capacity. As the market recalibrated at the start of the year, fewer crews are available to meet any incremental completions demand.
E&Ps remain focused on harnessing efficiency gains and engineering solutions to lower the total cost per unit of energy, driving the bar higher for technologically superior services and operational success to achieve these results.
During the year 2025, the posted WTI price traded at an average of $65.45 per barrel (“Bbl”), as compared to the 2024 average of $76.63 per Bbl, and the 2023 average of $77.58 per Bbl. In addition, in the year ending December 31, 2025, the Henry Hub price traded at an average of $3.51 per one million British thermal units (“MMBtu”) as compared to the year ending December 31, 2024 and 2023 average of $2.19 and $2.53 per MMBtu, respectively. In addition, the average domestic onshore rig count for the United States and Canada was 709 rigs reported in the fourth quarter of 2025, down from the average in the fourth quarter of 2024 of 765, according to a report from Baker Hughes.
Acquisitions
On March 3, 2025, we completed the acquisition of IMG Energy Solutions (“the IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition brings integrated capabilities across engineering design and development, construction management, enhanced software and monitoring systems, operations and marketing. We believe the IMG Acquisition will strengthen LPI by incorporating IMG Energy Solutions’s advanced engineering designs, software control systems, utility interconnection experience and power marketing expertise.
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
Improved drilling economics from horizontal drilling and greater rig efficiencies. According to Baker Hughes, as reported on January 23, 2026, horizontal rigs accounted for approximately 87% of all rigs drilling in the United States and Canada, up from 77% as of December 26, 2014. Over the past several years, North American E&P companies have benefited from improved drilling economics driven by technologies that reduce the number of days, and the cost, of drilling wells. North American drilling rigs have incorporated newer technologies, which allow them to drill rock more effectively and quickly, meaning each rig can drill more wells in a given period. These include improved drilling technologies and the incorporation of geosteering techniques which allow better placement of the wellbore. Drilling rigs have also incorporated new technology which allows fully assembled rigs to automatically “walk” from one location to the next without disassembling and reassembling the rig, greatly reducing the time it takes to move from one drilling location to the next. Today the majority of E&P drilling is on multi-well pad development, allowing efficient drilling of multiple horizontal wellbores from the same pad or location. The aggregate effect of these improved techniques and technologies have reduced the average days required to drill a well, which according to Lium Research, has dropped from 28 days in 2014 to 16 days in 2025.
Increased complexity and service intensity of horizontal well completions. In addition to improved rig efficiencies discussed above, E&P companies are also improving the subsurface techniques and technologies used to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break-up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of frac stages and/or the number of perforation clusters (frac initiation points) has also increased. Further, E&P companies have improved production from each stage by applying increasing amounts of proppant in each stage, which better connects the well to the resource. The aggregate effect of increased number of stages and the increasing amount of proppant in each stage has greatly increased the total amount of proppant used in each well, according to Liberty’s FracTrends database, from six million pounds per well in 2014 to roughly 25 million pounds per well in 2025. Further efficiency gains are being sought via the “simul-frac,” “trimul-frac,” and other techniques. When compared to typical zipper-frac operations, these methods allow operators to complete a pad of wells quicker, thereby shortening the time from spud to first production.
These industry trends continue to keep our customers as important suppliers to the global oil and natural gas markets, which directly benefit completions services companies like us that have the expertise and innovative technology to effectively service today’s more efficient oilfield drilling activity and the increasing complexity and intensity of well completions. Given the expected returns that E&P companies have reported for new well development activities due to improved rig efficiencies and increasing well completion complexity and intensity, we expect these industry trends to continue.
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
On January 22, 2025, our Board approved an increase to the size of the Board from nine to 10 directors and appointed Arjun Murti to fill the newly created vacancy. Additionally, on August 26, 2025, Audrey Robertson resigned from the Board and was subsequently confirmed to the position of Assistant Secretary of Energy for Energy Efficiency and Renewable Energy at the Department of Energy. On October 16, 2025, the Board appointed Ms. Alice Yake to the vacancy created by Ms. Robertson’s resignation.
How We Generate Revenue
We currently generate revenue through the provision of completions services, including hydraulic fracturing, wireline services and goods, including sand from our Permian Basin sand mines, proppant delivery and logistics, and natural gas compression and delivery. These services and goods are provided under a variety of contract structures, primarily master service agreements (“MSAs”) as supplemented by statements of work, pricing agreements and specific quotes. A portion of our statements of work, under MSAs, include provisions that establish pricing arrangements for a period of up to approximately one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer.
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
•Adjusted EBITDA.
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
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, costs of asset acquisitions, gain or loss on the disposal of assets, net, provision for credit losses, transaction and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, and other non-recurring expenses that management does not consider in assessing ongoing performance. See “Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most comparable financial measures calculated and presented in accordance with GAAP.

Results of Operations
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	Years Ended December 31,
Description	2025	2024	Change
	(in thousands)
Revenue	$4,006,116	$4,315,161	$(309,045)
Costs of services (exclusive of depreciation, depletion, and amortization shown separately below)	3,168,109	3,200,506	(32,397)
General and administrative	247,436	225,474	21,962
Transaction and other costs	840	—	840
Depreciation, depletion, and amortization	500,332	505,050	(4,718)
Loss (gain) on disposal of assets, net	16,691	(5,337)	22,028
Operating income	72,708	389,468	(316,760)
Other income, net	(122,483)	(13,803)	(108,680)
Net income before income taxes	195,191	403,271	(208,080)
Income tax expense	47,319	87,261	(39,942)
Net income	147,872	316,010	(168,138)
Revenue
Our revenue decreased $309.0 million, or 7%, to $4.0 billion for the year ended December 31, 2025 compared to $4.3 billion for the year ended December 31, 2024. The decrease in revenue was primarily attributable to a decrease in service and materials pricing, offset by moderately increased activity levels.
Costs of Services
Costs of services (exclusive of depreciation, depletion, and amortization) decreased $32.4 million, or 1%, to $3.2 billion for the year ended December 31, 2025 compared to $3.2 billion for the year ended December 31, 2024. The decrease in expense was primarily related to decreases in materials costs and lower repairs and maintenance costs, partially offset by increased personnel costs.
General and Administrative
General and administrative expenses increased $22.0 million, or 10%, to $247.4 million for the year ended December 31, 2025 compared to $225.5 million for the year ended December 31, 2024 primarily attributable to increasing corporate costs and increased stock-based compensation expense recognized during the first quarter of 2025 in connection with the resignation of Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, from the Company upon his confirmation to the Secretary of Energy of the United States.
Transaction and Other Costs
Transaction and other costs was $0.8 million for the year ended December 31, 2025 compared to $0.0 million for the year ended December 31, 2024. The Company incurred costs related to the IMG Acquisition in 2025, see Note 3—Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization remained relatively flat, decreasing $4.7 million, or 1%, to $500.3 million for the year ended December 31, 2025 compared to $505.1 million for the year ended December 31, 2024.
Loss (Gain) on Disposal of Assets, net
The Company recorded a loss on disposal of assets, net of $16.7 million for the year ended December 31, 2025 compared to a gain, net of $5.3 million for the year ended December 31, 2024. The loss recognized in the year ended December 31, 2025 was primarily related to the disposal of used older technology field equipment that was no longer operational as well as the write-off related to an insured loss for equipment damaged on location. The gain recognized in the year ended December 31, 2024 was a result of the Company selling used field equipment and light duty trucks in a strong used vehicle and equipment market.

Other Income, net
The Company recognized other income, net of $122.5 million for the year ended December 31, 2025 compared to $13.8 million during the year ended December 31, 2024, an increase of $108.7 million. Other (income) expense, net is comprised of gain on investments, net of $162.6 million related to investments in equity securities measured at fair value during the year ended December 31, 2025, compared to $49.2 million for the year ended December 31, 2024 and gain on remeasurement of liability under the TRAs of $0.1 million during the year ended December 31, 2025, compared to a loss of $3.2 million for the year ended December 31, 2024, offset by interest expense, net. Interest expense, net increased $7.6 million primarily as a result of the addition of finance lease liabilities, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s finance leases. Additionally, interest income—related party decreased $0.5 million related to a note receivable agreement executed in December 2022, amended in August 2023, and fully collected in March 2024.
Income Tax Expense
The Company recognized income tax expense of $47.3 million for the year ended December 31, 2025, an effective rate of 24.2%, compared to $87.3 million, for the year ended December 31, 2024, an effective rate of 21.6%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes and increased U.S. federal tax credits.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024: EBITDA and Adjusted EBITDA

	Years Ended December 31,
Description	2025	2024	Change
	(in thousands)
Net income	$147,872	$316,010	$(168,138)
Depreciation, depletion, and amortization	500,332	505,050	(4,718)
Interest expense, net	40,306	32,214	8,092
Income tax expense	47,319	87,261	(39,942)
EBITDA	$735,829	$940,535	$(204,706)
Stock-based compensation expense	41,922	32,412	9,510
Loss (gain) on disposal of assets, net	16,691	(5,337)	22,028
Gain on investments, net	(162,642)	(49,227)	(113,415)
(Gain) loss on remeasurement of liability under tax receivable agreements	(147)	3,210	(3,357)
Provision for credit losses	1,653	—	1,653
Transaction and other costs	840	—	840
Adjusted EBITDA	$634,146	$921,593	$(287,447)
EBITDA was $735.8 million for the year ended December 31, 2025 compared to $940.5 million for the year ended December 31, 2024. Adjusted EBITDA was $634.1 million for the year ended December 31, 2025 compared to $921.6 million for the year ended December 31, 2024. The decreases in EBITDA and Adjusted EBITDA primarily resulted from lower pricing and changes in activity levels in 2025 as described above under the captions Revenue, Cost of Services, and General and Administrative Expenses for the Year Ended December 31, 2025, Compared to Year Ended December 31, 2024.
Liquidity and Capital Resources
Overview
Historically, our primary sources of liquidity consist of cash flows from operations, borrowings under our credit facilities, and finance leases for certain equipment. While we believe that we can fund operations and current organic growth plans for our oilfield services business with these sources, we monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to acquisitions, capital expenditures, working capital, and other liquidity requirements. We intend to raise significant funds to support our current planned expansion of our power business which may include debt, project financing including non-recourse debt, and co-investments or equity. We may incur additional indebtedness or issue equity in order to meet our capital expenditure activities and liquidity requirements, as well as to fund organic and other growth opportunities or potential acquisitions that we pursue. Our primary uses of capital have been capital expenditures to support growth, both organic and through acquisitions, and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock.
Cash and cash equivalents increased by $7.6 million to $27.6 million as of December 31, 2025 compared to $20.0 million as of December 31, 2024, while working capital excluding cash and current liabilities under debt and lease arrangements decreased $5.5 million.
Effective July 24, 2025 (the “Agreement Date”), Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers (the “Borrowers”), and the Company, as parent guarantor, entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger, and certain other lenders party thereto (the “Credit Agreement”), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory, and certain power generation assets. As of December 31, 2025, the Company was party to the Credit Agreement (as defined herein), which provides for a revolving line of credit up to $750.0 million (the “Revolving Credit Facility”). The Credit Agreement is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory, and certain power generation assets available to finance working capital needs. As of December 31, 2025, the borrowing base was calculated to be $503.0 million, and the Company had $230.0 million outstanding, in addition to letters of credit totaling $19.2 million, with $253.8 million of remaining availability.

The Company is seeking an amendment (the “Amendment”) to the Credit Agreement that, among other things, would (i) permit the incurrence of new bridge loan indebtedness in an aggregate principal amount not to exceed $600.0 million (“Permitted Bridge Indebtedness”), which must be incurred on or prior to June 30, 2026 and have a scheduled maturity date not later than 365 days from the date of incurrence, (ii) subject to certain limitations and requirements, permit liens securing the Permitted Bridge Indebtedness, (iii) increase the basket for permitted convertible indebtedness from $300.0 million to $600.0 million, and (iv) amend the maturity date of the Revolving Credit Facility to provide that such maturity date will be accelerated to the date that is 91 days prior to the stated maturity of any outstanding Permitted Bridge Indebtedness if such Permitted Bridge Indebtedness is still outstanding on such date.
The Credit Agreement contains financial covenants that we are required to maintain, in addition to covenants that restrict our ability to take certain actions. As of December 31, 2025, we are in compliance with all debt covenants.
On December 9, 2025, LOS Leasing Company LLC, as borrower, Liberty Energy Services LLC, as guarantor and permitted user, and LPI, as permitted user, entered into a Master Loan and Security Agreement with Caterpillar Financial Services Corporation (“Caterpillar” and such agreement, the “Caterpillar Agreement”). The Caterpillar Agreement provides for term loans to finance costs incurred by LOS Leasing Company LLC in connection with the refurbishment of Caterpillar-manufactured equipment from authorized dealers of Caterpillar equipment. Under the Caterpillar Agreement, LOS Leasing Company LLC and Caterpillar can enter into individual loan schedules (“Note”), which are non-revolving and may not be repaid and reborrowed. Each Note is collateralized by specified units of the Company’s field services equipment, as documented in the applicable Note, will have a maturity date that is typically three years from the inception of the applicable Note, and interest rate that resets periodically based on the applicable base rate plus a spread. As of December 31, 2025 the Company had $16.7 million outstanding under the Caterpillar Agreement with a maturity date of January 01, 2029 and interest rate of 6.6%.
As of December 31, 2024, the Company was party to the ABL Facility. Effective July 24, 2025, (i) the outstanding debt under the ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the ABL Facility were released and discharged, (iii) all liens, security interests and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continues as letters of credit issued and outstanding under the Revolving Credit Facility.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further details.
We have no material off balance sheet arrangements as of December 31, 2025, except for purchase commitments under supply agreements as disclosed below under Note 15—Commitments & Contingencies in Part II, Item 8 of this Annual Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility, and expected free cash flow to be generated through the duration of the share repurchase program. During the year ended December 31, 2025, the Company repurchased and retired shares of Class A Common Stock for $24.0 million, under the share repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
Description	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$609,598	$829,374	$(219,776)
Net cash used in investing activities	(435,037)	(643,113)	208,076
Net cash used in financing activities	(167,545)	(202,705)	35,160
Analysis of Cash Flow Changes Between the Years Ended December 31, 2025 and December 31, 2024
Operating Activities. Net cash provided by operating activities was $609.6 million for the year ended December 31, 2025, compared to $829.4 million for the year ended December 31, 2024. The $219.8 million decrease in cash from operating activities is primarily attributable to a $309.0 million decrease in revenues, offset by a $77.5 million decrease in cash operating expenses, interest expense, net, and income tax expense, and a $2.4 million increase in cash from changes in working capital for the year ended December 31, 2025, compared to a $9.4 million decrease in cash from changes in working capital for the year ended December 31, 2024.
Investing Activities. Net cash used in investing activities was $435.0 million for the year ended December 31, 2025, compared to $643.1 million for the year ended December 31, 2024. Cash used in investing activities was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to a $134.3 million decrease in new equipment purchases and capitalized maintenance of existing equipment, as well as proceeds of $151.0 million from the sale of shares of Oklo, offset by a $78.8 million increase in deposits on new equipment orders. During the year ended December 31, 2025, the Company acquired IMG Energy Solutions for total cash consideration of approximately $15.2 million, net of cash received, after closing adjustments. Refer to Note 3—Acquisitions to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information related to the IMG Acquisition.
Financing Activities. Net cash used in financing activities was $167.5 million for the year ended December 31, 2025, compared to $202.7 million for the year ended December 31, 2024. The $35.2 million decrease in cash used in financing activities was primarily due to a $104.4 million decrease in share repurchases year over year, $16.7 million in proceeds under the Caterpillar Agreement compared to none in the prior year and a $3.1 million decrease in tax withholding on restricted stock units. These decreases were offset by a $35.6 million increase in payments pursuant to the TRAs, a $30.6 million increase in cash paid for finance leases, a $11.0 million decrease in net borrowings on the Revolving Credit Facility, a $6.2 million increase in dividends paid, and a $5.7 million increase in debt issuance costs.

Cash Requirements
Our material cash commitments consist primarily of obligations under long-term debt on the Revolving Credit Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. Certain amounts included in our contractual obligations as of December 31, 2025 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of December 31, 2025, except for purchase commitments under supply agreements disclosed below.
See Note 8—Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of our long-term debt. See Note 6—Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding scheduled maturities of finance and operating leases.
During the year ended December 31, 2025, the Company expanded its equipment lease facilities resulting in the addition of $118.7 million in new finance lease obligations. The term on these new leases range from three to five years. As of December 31, 2025, the Company had finance lease obligations of $116.3 million payable within the next twelve months and $231.2 million payable thereafter. Included in those liabilities, the Company had expected cash payments for estimated interest on our finance lease obligations of $17.9 million payable within the next twelve months and $19.9 million payable thereafter.
As of December 31, 2025, the Company has purchase obligations of $11.6 million payable within the next twelve months. See Note 15—Commitments & Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report for information regarding scheduled contractual obligations.
As of December 31, 2025, the Company expects to make a $7.9 million payment under the TRAs within the next twelve months. Future amounts payable under the TRAs are dependent upon future events. See Note 12—Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information regarding the TRAs.
There have been no other material changes to cash requirements during the year ended December 31, 2025.
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
The effective global income tax rate applicable to the Company for the year ended December 31, 2025 was 24.2% compared to 21.6% for the year ended December 31, 2024. The Company’s effective tax rate for both years is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits.
The Company recognized income tax expense of $47.3 million and $87.3 million for the years ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate can be volatile and may change with, among other things, the amount of jurisdiction pre-tax income or loss, ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation and changes in tax laws in the jurisdictions that we operate.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the year ended December 31, 2025, the Company’s U.S. net deferred tax liabilities were $195.6 million and Canada and Australia net deferred tax assets were $2.8 million and $1.9 million, respectively. The Company has no valuation allowances recorded against the deferred tax assets for the year ended December 31, 2025 and 2024.
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
Revenue Recognition: Revenue from our services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract change, our revenue and / or costs under that contract may change. In connection with ASC Topic 842 - Leases (“Topic 842”), the Company determined that certain of its service revenue contracts contain a lease component. The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and service component for certain of the Company’s service contracts when the service component is the predominant component and continues to account for the combined component under ASC Topic 606 - Revenue from Contracts with Customers.
Inventory: Inventory consists of raw materials used in the completions process, such as proppants, chemicals and field service equipment maintenance parts, and is stated at the lower of cost or net realizable value, determined using the weighted average cost method. Net realizable value is determined based on our estimates of selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation, each of which require us to apply judgment.
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
Equity Investments: The Company may from time to time invest in equity securities of public and private companies. Equity investments are measured and recorded as follows:
Marketable equity investments are equity investments with a readily determinable fair value and are recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement. Unrealized gains and losses resulting from changes in fair value are recorded in gain on investments, net.
Equity securities without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. Gains and losses resulting from changes in observable prices are recorded in gain on investments, net.
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
The demand, pricing and terms for completions services and related goods provided by us are largely dependent upon the level of drilling and completions activity in the U.S. oil and natural gas industry, as well as the available supply of hydraulic fracturing and completions services equipment. These activity levels are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; supply of actively marketed and staffed fracturing fleets; available rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of E&P companies to raise equity capital and debt financing; and merger and divestiture activity among E&P companies.
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
Interest Rate Risk
As of December 31, 2025, the Company had $246.7 million of debt outstanding, with a weighted average interest rate of 6.6%. Interest is calculated under the terms of our Revolving Credit Facility and Caterpillar Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the weighted average interest rate would be approximately $2.5 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Commodity Price Risk
Our material and fuel purchases expose us to commodity price risk. Material costs primarily include inventory consumed while performing completions services. Fuel costs consist of diesel fuel and natural gas used by trucks and other motorized equipment used for completions services. At times, we have been able to pass along price increases for material costs and fuel costs to customers and conversely have been required to pass along price decreases for material costs to our customers, depending on market conditions. Further, we periodically enter into purchase commitments with certain vendors to supply proppant inventory used in our operations at a fixed purchase price, including certain commitments which include minimum purchase obligations. Refer to Note 15—Commitments & Contingencies included in Part II, Item 8. of this Annual Report for further discussion regarding purchase commitments.
Foreign Translation Risk
Our consolidated financial statements are expressed in U.S. dollars but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar and the Australian dollar are the functional currencies of the Company’s foreign subsidiaries as it is the primary currency within the economic environment in which the subsidiaries operate. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive (loss) income. During the years ended December 31, 2025 and 2024, the Company recorded a foreign currency translation gain of $5.9 million and a foreign currency translation loss of $13.7 million to comprehensive income, respectively.
Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are included in this Annual Report beginning on page F-1 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 9B. Other Information
Rule 10b5-1 Plans
During the quarter ended December 31, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Proposal 1 — Election of Directors,” “The Board and its Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information required by this item concerning executive compensation is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “The Board and its Committees,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Director Compensation,” and “CEO Pay Ratio,” except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item concerning the security ownership of certain beneficial owners and management and related stockholder matters are incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item concerning certain relationships and related person transactions and director independence is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Certain Relationships and Related Party Transactions” and “the Board and its Committees.”
Item 14. Principal Accountant Fees and Services
The information required by this item concerning principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the caption “Proposal 3 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
Refer to Index to Financial Statements on page 58.
All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
(b) Exhibits
The documents listed in the Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report, and such Index to Exhibits are incorporated herein by reference.

Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. (13)

3.2	Third Amended and Restated Bylaws of Liberty Energy Inc. (13)

4.1	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934. *

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (1)

10.2	Form of Joinder Agreement to Second Amended and Restated Limited Liability Company Operating Agreement of Liberty Oilfield Services New HoldCo LLC (7)

10.3	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., R/C Energy IV Direct Partnership, L.P., and R/C Energy IV Direct Partnership, L.P., as agent (1)

10.4	Tax Receivable Agreement, dated January 17, 2018, by and among Liberty Oilfield Services Inc., and the other parties named therein (1)

10.5	Agent Designation Amendment to the Tax Receivable Agreement, dated as of February 22, 2022, by and among Liberty Oilfield Services Inc. and R/C Energy IV Direct Partnership, L.P. (8)

10.6
Credit Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A., as administrative agent, sole book runner and joint lead arranger and certain other lenders party thereto, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC and Proppant Express Solutions, LLC, as borrowers, and Liberty Energy Inc., as parent guarantor +(13)

10.7
Guaranty and Security Agreement, dated July 24, 2025, by and among JPMorgan Chase Bank, N.A, as agent, Liberty Energy Services LLC, Liberty Energy Inc., Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Power & Logistics LLC, Liberty Power Real Estate Company LLC, Liberty Power Trucking LLC, Liberty Energy RE Holdings LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC, IMG Midstream LLC, IMG Solar LLC, IMG Development LLC, IMG Energy Services LLC, PG Solar LLC, Jackson Falls Solar LLC, McFarland Solar LLC, McLane Solar LLC, Garret's Run Solar LLC, Glade Run Solar LLC, McVille Solar LLC, River Hawk Solar LLC, Lorain Solar LLC and Perry Solar LLC, as grantors +(13)

10.8	Liberty Energy Services 401(k) Savings Plan (12)

10.9	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Long Term Incentive Plan (2)†

10.10	Form of Restricted Stock Unit Grant Notice under the Long Term Incentive Plan (6)†

10.11	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the Liberty Oilfield Services Inc. Long Term Incentive Plan (3)†

10.12	Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (10)†

10.13	Form of Performance Restricted Stock unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (11)†

10.14	Form of Restricted Stock unit Grant Notice and Agreement under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (11)†

10.15	Form of Restricted Stock unit Grant Notice under the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (11)†

10.16	Form of Director and Officer Indemnification Agreement (12)

10.17	Form of Change in Control Agreement (4)†

10.18	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (5)

19.1	Insider Trading Policy (9)

21.1	List of subsidiaries of Liberty Energy Inc. *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

97	Compensation Recovery Policy (9)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on January 18, 2018.

(2)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2018.

(3)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2019.

(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on August 30, 2019.

(5)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 27, 2020.

(6)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 24, 2021.

(7)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 28, 2021.

(8)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on April 25, 2022.

(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed on February 9, 2024.

(10)	Incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 7, 2024.

(11)	Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on May 17, 2024.

(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed on February 6, 2025.

(13)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on July 25, 2025.

*	Filed herewith.

**	Furnished herewith.

†	Denotes a management contract or compensatory plan or arrangement.

+	All schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY INC. /s/ Ron Gusek
Date:	February 2, 2026	By:	Ron Gusek Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ron Gusek	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2026
Ron Gusek

/s/ Michael Stock	Chief Financial Officer (Principal Financial Officer)	February 2, 2026
Michael Stock

/s/ Ryan T. Gosney	Chief Accounting Officer and Vice President of Finance	February 2, 2026
Ryan T. Gosney	(Principal Accounting Officer)

/s/ Simon Ayat	Director	February 2, 2026
Simon Ayat

/s/ Ken Babcock	Director	February 2, 2026
Ken Babcock

/s/ Peter A. Dea	Director	February 2, 2026
Peter A. Dea

/s/ William F. Kimble	Director	February 2, 2026
William F. Kimble

/s/ James R. McDonald	Director	February 2, 2026
James R. McDonald

/s/ Gale A. Norton	Director	February 2, 2026
Gale A. Norton

/s/ Alice Yake	Director	February 2, 2026
Alice Yake

/s/ Cary D. Steinbeck	Director	February 2, 2026
Cary D. Steinbeck

/s/ Arjun Murti	Director	February 2, 2026
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
Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of Liberty Energy Inc.’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Energy Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
As described in Note 2 to the consolidated financial statements, the Company assesses its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, referred to as triggering events. Possible indications of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. If the carrying amount exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the assets.
We identified the evaluation of property and equipment for impairment triggering events as a critical audit matter. The Company makes assumptions to evaluate property and equipment for possible indications of impairment. Changes in these assumptions could have a significant impact on the assets identified for further analysis. For the year ended December 31, 2025, the Company concluded that no triggering events had occurred, and no impairment was recognized.
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
February 2, 2026
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Liberty Energy Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Liberty Energy Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 2, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 2, 2026

LIBERTY ENERGY INC.
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(Dollars in thousands, except share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$27,554	$19,984
Accounts receivable—trade, net of allowances for credit losses of $886 and $848, respectively	351,717	350,412
Accounts receivable—related party	—	4,234
Unbilled revenue	253,653	185,210
Inventories	188,125	203,469
Prepaid and other current assets	56,921	85,214
Total current assets	877,970	848,523
Property and equipment, net	2,054,185	1,890,998
Finance lease right-of-use assets	342,469	283,113
Operating lease right-of-use assets	64,983	73,322
Other assets	147,858	119,402
Investment in Nomad Proppant Services LLC	8,050	10,674
Investment in Oklo Inc.	38,465	51,611
Investment in Tamboran Resources Corporation	24,325	18,751
Total assets	$3,558,305	$3,296,394
Liabilities and Equity
Current liabilities:
Accounts payable (including amounts due to related parties of $0 and $582, respectively)	$358,623	$314,123
Accrued liabilities	232,147	206,713
Income taxes payable	—	9,693
Current portion of payable pursuant to tax receivable agreements	7,888	40,776
Current portion of long-term debt	5,097	—
Current portion of finance lease liabilities	94,202	66,648
Current portion of operating lease liabilities	22,396	28,570
Total current liabilities	720,353	666,523
Long-term debt, net of current portion and deferred financing costs of $73 and $0, respectively	241,510	190,500
Deferred tax liability	195,602	137,728
Payable pursuant to tax receivable agreements	66,870	74,886
Noncurrent portion of finance lease liabilities	213,296	203,511
Noncurrent portion of operating lease liabilities	41,785	44,377
Total liabilities	1,479,416	1,317,525
Commitments & contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 161,979,222 issued and outstanding as of December 31, 2025 and 161,858,784 issued and outstanding as of December 31, 2024	1,620	1,619
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	978,384	977,484
Retained earnings	1,112,747	1,019,517
Accumulated other comprehensive loss	(13,862)	(19,751)
Total stockholders’ equity	2,078,889	1,978,869
Total liabilities and equity	$3,558,305	$3,296,394
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands, except per share data)

	2025	2024	2023
Revenue:
Revenue	$4,000,269	$4,183,821	$4,533,048
Revenue—related parties	5,847	131,340	214,880
Total revenue	4,006,116	4,315,161	4,747,928
Operating costs and expenses:
Costs of services (exclusive of depreciation, depletion, and amortization shown separately below)	3,168,109	3,200,506	3,349,370
General and administrative	247,436	225,474	221,406
Transaction and other costs	840	—	2,053
Depreciation, depletion, and amortization	500,332	505,050	421,514
Loss (gain) on disposal of assets, net	16,691	(5,337)	(6,994)
Total operating costs and expenses	3,933,408	3,925,693	3,987,349
Operating income	72,708	389,468	760,579
Other (income) expense:
(Gain) loss on remeasurement of liability under tax receivable agreements	(147)	3,210	(1,817)
Gain on investments, net	(162,642)	(49,227)	—
Interest income—related party	—	(478)	(1,987)
Interest expense, net	40,306	32,692	29,493
Total other (income) expense, net	(122,483)	(13,803)	25,689
Net income before income taxes	195,191	403,271	734,890
Income tax expense	47,319	87,261	178,482
Net income	147,872	316,010	556,408
Less: Net income attributable to non-controlling interests	—	—	91
Net income attributable to Liberty Energy Inc. stockholders	$147,872	$316,010	$556,317

Net income attributable to Liberty Energy Inc. stockholders per common share:
Basic	$0.91	$1.91	$3.24
Diluted	$0.89	$1.87	$3.15
Weighted average common shares outstanding:
Basic	161,932	165,026	171,845
Diluted	165,365	169,398	176,360
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	2025	2024	2023
Net income	$147,872	$316,010	$556,408
Other comprehensive (loss) income
Foreign currency translation adjustments	5,889	(13,667)	1,313
Comprehensive income	$153,761	$302,343	$557,721
Comprehensive income attributable to non-controlling interest	—	—	92
Comprehensive income attributable to Liberty Energy Inc.	$153,761	$302,343	$557,629
See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025 and 2024
(In thousands, except per share and per unit data)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.33/share of Class A Common Stock dividend	—	—	—	—	—	(54,642)	—	(54,642)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	—	—	41,922	—	—	41,922
Vesting of restricted stock units, net	1,666	—	17	—	(17,051)	—	—	(17,034)
Currency translation adjustment	—	—	—	—	—	—	5,889	5,889
Net income	—	—	—	—	—	147,872	—	147,872
Balance—December 31, 2025	161,979	—	$1,620	$—	$978,384	$1,112,747	$(13,862)	$2,078,889

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance - December 31, 2023	166,610	—	$1,666	$—	$1,093,498	$752,328	$(6,084)	$1,841,408
$0.29/share of Class A Common Stock dividend	—	—	—	—	—	(48,821)	—	(48,821)
Share repurchases	(6,321)	—	(63)	—	(127,332)	—	—	(127,395)
Excise tax on share repurchases	—	—	—	—	(924)	—	—	(924)
Stock-based compensation expense	—	—	—	—	32,412	—	—	32,412
Vesting of restricted stock units, net	1,570	—	16	—	(20,170)	—	—	(20,154)
Currency translation adjustment	—	—	—	—	—	—	(13,667)	(13,667)
Net income	—	—	—	—	—	316,010	—	316,010
Balance - December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869

See Notes to Consolidated Financial Statements.

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024, and 2023
(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$147,872	$316,010	$556,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	500,332	505,050	421,514
Loss (gain) on disposal of assets, net	16,691	(5,337)	(6,994)
Stock-based compensation expense	41,922	32,412	33,026
Deferred income tax expense	54,784	33,844	120,312
Gain on investments, net	(162,642)	(49,227)	—
Cash return on equity method investment	5,203	3,967	—
(Gain) loss on remeasurement of liability under tax receivable agreements	(147)	3,210	(1,817)
Other non-cash items, net	5,440	178	7,111
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(69,838)	18,187	19,612
Accounts receivable and unbilled revenue—related party	4,234	41,275	(19,855)
Inventories	12,022	66	(114)
Prepaid and other assets	(41,608)	(28,196)	(66,182)
Accounts payable and accrued liabilities	98,128	(41,319)	(45,133)
Accounts payable and accrued liabilities—related party	(582)	582	—
Initial payment of operating lease liability	(2,213)	(1,328)	(3,305)
Net cash provided by operating activities	609,598	829,374	1,014,583
Cash flows from investing activities:
Purchases of property and equipment, construction in-progress, and deposits on equipment	(595,493)	(651,034)	(603,298)
Investment in equity securities	—	(16,056)	(20,283)
Acquisition of IMG Energy Solutions (2025) and Siren Energy (2023), net of cash received	(15,208)	—	(75,656)
Sale of equity securities	150,972	—	—
Proceeds from sales of assets	24,692	23,977	26,909
Net cash used in investing activities	(435,037)	(643,113)	(672,328)
Cash flows from financing activities:
Proceeds from borrowings on line-of-credit	1,650,000	2,238,000	1,153,000
Repayments of borrowings on line-of-credit	(1,610,500)	(2,187,500)	(1,128,000)
Proceeds from borrowings on term loan	16,680	—	—
Repayments of borrowings on term loan	—	—	(104,716)
Payments on finance lease obligations	(80,886)	(50,302)	(17,392)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(54,478)	(48,310)	(37,684)
Share repurchases, including related excise tax	(24,882)	(129,250)	(203,100)
Tax withholding on restricted stock units	(17,034)	(20,154)	(9,634)
Payments under TRA liability	(40,757)	(5,189)	—
Payment of equity issuance costs	—	—	(223)
Payments of debt issuance costs	(5,688)	—	(1,566)
Net cash used in financing activities	(167,545)	(202,705)	(349,315)
Net increase (decrease) in cash and cash equivalents	7,016	(16,444)	(7,060)
Translation effect on cash	554	(356)	168
Cash and cash equivalents—beginning of period	19,984	36,784	43,676
Cash and cash equivalents—end of period	$27,554	$19,984	$36,784

LIBERTY ENERGY INC.
Consolidated Statements of Cash Flows (cont.)
For the Years Ended December 31, 2025, 2024, and 2023
(Dollars in thousands)

	2025	2024	2023
Supplemental disclosure of cash flow information:
Net cash paid for income taxes	$11,050	$35,857	$66,685
Cash paid for interest	$39,729	$33,077	$26,651
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$59,261	$102,203	$99,165
Capital expenditures reclassified from prepaid and other current assets	$49,697	$58,288	$50,313
Capital expenditures reclassified from finance lease right-of-use assets	$907	$6,894	$—
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
The Company, together with its subsidiaries, is a leading integrated energy services and technology company focused on providing innovative completions services and related technologies to onshore oil and natural gas and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, including hydraulic fracturing, wireline services, proppant delivery solutions, field gas processing, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile.
Basis of Presentation
The accompanying consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-K, Regulation S-X and the rules and regulations of the Securities and Exchange Commission.
The accompanying consolidated financial statements and related notes present the consolidated financial position of the Company and equity of the Company as of and for the years ended December 31, 2025 and 2024, and the results of operations and cash flows of the Company for the years ended December 31, 2025, 2024, and 2023.
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
Accounts Receivable
In accordance with Accounting Standards Updates ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company applies historic loss factors to its receivable portfolio segments that were not expected to be further impacted by current economic developments, and additional economic conditions factor to portfolio segments anticipated to experience greater losses in the current economic environment. Additionally, the Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a case-by-case basis. During the year ended December 31, 2025 and 2023 the company recorded provisions for credit losses of $0.6 million and $0.8 million respectively, related to certain customers’ inability to pay. During the year ended December 31, 2024, the Company did not record an additional provision for credit losses. Provisions for credit losses are included in general and administrative expenses in the accompanying consolidated statements of operations. Refer to “Credit Risk” within Note 9—Fair Value Measurements and Financial Instruments for additional disclosures required under ASU 2016-13.
Inventories
Inventories consist of raw materials used in the completions process, such as proppants, chemicals, and field service equipment maintenance parts and other and are stated at the lower of cost, determined using the weighted average cost method, or net realizable value. Inventories are charged to cost of services as used when providing completions services. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Impairment of long-lived assets
Long-lived assets, such as property and equipment, right-of-use lease assets and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. The Company determined the lowest level of identifiable cash flows to be at the asset group, which is the aggregate of the Company’s hydraulic fracturing fleets and supporting completions equipment that are in service. A long-lived asset is not recoverable if its carrying amount exceeds the sum of estimated undiscounted cash flows expected to result from the use and eventual disposition. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value, such that its carrying amount is adjusted to its estimated fair value, with an offsetting charge to impairment expense.
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
For purposes of assessing goodwill, the Company has one reporting unit. No goodwill impairment was identified during the years ended December 31, 2025 and 2024 and 2023.
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
Equity Investments
The Company may from time to time invest in equity securities of public and private companies. Equity investments are measured and recorded as follows:
Marketable equity investments are equity investments with a readily determinable fair value and are recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement. Gains and losses resulting from changes in fair value are recorded in gain on investments, net.
Equity securities without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer The Company monitors its equity investments without readily determinable fair values to identify potential transactions that

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. Gains and losses resulting from changes in observable prices are recorded in gain on investments, net.
Equity method investments are equity securities in investees we do not control, but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of equity method investee income or loss, less distributions received as return on investment.
The Company’s share of equity method investee income or loss is recorded as a component of cost of services as the investee is a supplier of the Company, refer to Note 14—Related Party Transactions Nomad Proppant Services LLC for further discussion of the Company’s equity method investment. Equity method investments are monitored for other-than-temporary decreases in investment value, which considers the severity and duration of a potential decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery.
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
The Company evaluates its deferred tax assets quarterly and considers both positive and negative evidence in applying the guidance of ASC 740 Income Taxes (“ASC 740”) related to the realizability of its deferred tax assets. As of December 31, 2025 and 2024 there were no valuation allowances recorded against the Company’s deferred tax assets.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
Transaction and Other Costs
During 2025, the Company incurred transaction and integration related costs in connection with the IMG Acquisition (as defined in Note 3—Acquisitions). Such costs include investment banking, legal, accounting and other professional services provided in connection with closing the transaction and are expensed as incurred.
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
Recently Adopted Accounting Standards
Segment Reporting: Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the annual period ended December 31, 2024 and interim period ended March 31, 2025. See Note 1—Organization and Basis of Presentation for further detail.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Income Taxes: Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance during the most recent fiscal year. See Note 12—Income Taxes for further detail.
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
Note 3—Acquisitions
IMG Acquisition
On March 3, 2025, the Company completed the acquisition of IMG Energy Solutions, a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received (the “IMG Acquisition”). The IMG Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. In connection with the IMG Acquisition, the Company recorded goodwill and intangible assets of $12.6 million, property and equipment of $5.1 million, other long-term assets of $1.8 million, and net working capital of 0.1 million. Goodwill and intangible assets are recorded in other assets in the accompanying consolidated balance sheets. Due to the immateriality of the IMG Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
Note 4—Inventories
Inventories consist of the following:

	December 31,
($ in thousands)	2025	2024
Proppants	$11,676	$9,341
Chemicals	16,302	18,629
Maintenance parts and other	160,147	175,499
	$188,125	$203,469
During the years ended December 31, 2025, 2024, and 2023, the lower of cost or net realizable value analysis resulted in the Company recording write-downs to the inventory carrying value of $3.8 million, $1.0 million, and $5.8 million, respectively. All are included as a component of cost of services in the consolidated statements of operations.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 5—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	December 31,
		2025	2024
($ in thousands)
Land	N/A	$26,466	$30,041
Field services equipment	2-10	3,203,330	3,068,681
Vehicles	4-7	56,679	61,433
Lease equipment	10	158,716	163,889
Buildings and facilities	5-30	188,817	180,010
Mineral reserves	>25	80,339	80,070
Office equipment and furniture	2-7	13,081	12,532
		3,727,428	3,596,656
Less accumulated depreciation and depletion		(1,968,065)	(1,917,551)
		1,759,363	1,679,105
Construction in-progress and deposits on equipment	N/A	294,822	211,893
Property and equipment, net		$2,054,185	$1,890,998
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $428.3 million, $448.1 million, and $387.8 million, respectively. Depletion expense for the years ended December 31, 2025, 2024, and 2023 was $1.3 million, $1.2 million, and $1.1 million, respectively.
As of December 31, 2025 and December 31, 2024, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale discussed below.
As of December 31, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell and therefore no gain or loss was recorded during the twelve months ended December 31, 2025.
As of December 31, 2024, the Company had no properties that met the assets held for sale criteria.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The components of lease expense for the years ended as of December 31, 2025, and 2024 were as follows:

($ in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$57,547	$43,364
Interest on lease liabilities	20,854	16,972
Operating lease cost	36,434	35,861
Variable lease cost	6,402	6,392
Short-term lease cost	3,261	3,422
Total lease cost, net	$124,498	$106,011
Supplemental cash flow and other information related to leases for the years ended December 31, 2025 and 2024 were as follows:

($ in thousands)	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating leases	$37,149	$35,653
Finance leases	101,720	67,181
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	28,850	14,581
Finance leases	118,745	149,005
During the year ended December 31, 2024, the Company amended certain operating leases, the change in terms of which caused the leases to be reclassified as finance leases. Additionally, the Company recognized finance lease right-of-use assets of $4.4 million and liabilities of $4.3 million. There was no gain or loss recognized as a result of these amendments. During the year ended December 31, 2025, the Company did not amend any operating or finance leases.
Lease terms and discount rates as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.1 Years	3.8 Years
Finance leases	2.9 Years	3.2 Years
Weighted-average discount rate:
Operating leases	7.6%	6.7%
Finance leases	6.9%	7.4%

Future minimum lease commitments as of December 31, 2025 are as follows:

($ in thousands)	Finance	Operating
2026	$116,250	$25,547
2027	86,810	18,506
2028	91,937	10,410
2029	47,922	6,803
2030	4,508	3,739
Thereafter	—	8,472
Total lease payments	347,427	73,477
Less imputed interest	39,929	9,296
Total	$307,498	$64,181
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of December 31, 2025 is $12.5 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of equipment leased to others, included in property, plant and equipment, under operating leases as of December 31, 2025 and 2024 were as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Equipment leased to others - at original cost	$158,716	$163,889
Less: Accumulated depreciation	(59,299)	(41,223)
Equipment leased to others - net	$99,417	$122,666
Future payments receivable for operating leases as of December 31, 2025 are as follows:

($ in thousands)
2026	$1,919
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$1,919
Revenues from operating leases for the years ended December 31, 2025 and 2024 were $46.1 million and $39.0 million, respectively.
Note 7—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	December 31, 2025	December 31, 2024
Accrued vendor invoices	$86,952	$73,591
Operations accruals	57,483	56,375
Accrued benefits and other	87,712	76,747
	$232,147	$206,713

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 8—Debt
Debt consists of the following:

($ in thousands)	December 31, 2025	December 31, 2024
Revolving Line of Credit	$230,000	$190,500
Term Loan Outstanding	16,680	—
Deferred financing costs	(73)	—
Total debt, net of deferred financing costs	$246,607	$190,500
Current portion of long-term debt, net of discount	$5,097	$—
Long-term debt, net of discount and current portion	241,510	190,500
	$246,607	$190,500
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
Effective December 9, 2025, LOS Leasing Company LLC, as borrower, Liberty Energy Services LLC, as guarantor and permitted user, and LPI, as permitted user, entered into a Master Loan and Security Agreement with Caterpillar Financial Services Corporation (“Caterpillar” and such agreement, the “Caterpillar Agreement”). The Caterpillar Agreement provides for term loans to finance costs incurred by LOS Leasing Company LLC in connection with the refurbishment of Caterpillar-manufactured equipment from authorized dealers of Caterpillar equipment. Under the Caterpillar Agreement, LOS Leasing Company LLC and Caterpillar can enter into individual loan schedules (“Note”), which are non-revolving and may not be repaid and reborrowed. Each Note is collateralized by specified units of the Company’s field services equipment, as documented in the applicable Note, will have a maturity date that is typically three years from the inception of the applicable Note, and interest rate that resets periodically based on the applicable base rate plus a spread.
Credit Agreement
The Credit Agreement provides for a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory, as noted above. As of December 31, 2025, the borrowing base was calculated to be $503.0 million, and the Company had $230.0 million outstanding in addition to letters of credit in the amount of $19.2 million, with $253.8 million of remaining availability. Borrowings under the Revolving Credit Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent leverage ratio, as defined in the Credit Agreement. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
Borrowings as of December 31, 2025 incurred interest at a weighted average rate of 6.6% under the Revolving Credit Facility.
All outstanding advances under the Credit Agreement are due and payable in full on July 24, 2030. The Credit Agreement is collateralized by substantially all of our accounts receivable and inventory and certain generator units and components to the extent included in the borrowing base. The Credit Agreement requires a negative pledge with respect to all other assets of the Company and its subsidiaries (subject to certain exceptions). The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company, as parent guarantor, and all other subsidiaries of the Company that are neither Borrowers nor designated as unrestricted subsidiaries.
The Credit Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of the Company and the Borrowers to, among other things, (i) incur or guarantee additional

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The Credit Agreement is subject to certain financial covenants, including maintaining a leverage ratio of not more than 3.5 to 1.0, and a senior leverage ratio of not more than 2.5 to 1.0, as defined in the Credit Agreement. Furthermore, the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the Credit Agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater. The Company was in compliance with these covenants as of December 31, 2025.
Caterpillar Agreement
The Caterpillar Agreement provides for LOS Leasing Company LLC and Caterpillar to enter into Notes, which are non-revolving and may not be repaid and reborrowed. Each Note is collateralized by specified units of the Company’s field services equipment, as documented in the applicable Note, will have a maturity date that is typically three years from the inception of the applicable Note, and a floating interest rate that resets periodically based on the applicable base rate plus a spread. As of December 31, 2025 the Company had $16.7 million outstanding under the Caterpillar Agreement with a maturity date of January 01, 2029 and interest rate of 6.6%. The net book value of assets pledged as collateral under this agreement totaled less than 5% of the Company’s field service equipment as of December 31, 2025.
Retired Credit Facilities
On September 19, 2017, the Company entered into two credit agreements, (i) a revolving line of credit up to $250.0 million, subsequently increased to $525.0 million, see below, (the “ABL Facility”) and (ii) a $175.0 million term loan (the “Term Loan Facility”).
ABL Facility
The ABL Facility, allowed for up to $525.0 million to be borrowed, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. Borrowings under the ABL Facility bore interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement. The average monthly unused commitment was subject to an unused commitment fee of 0.25% to 0.375%.
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
Borrowings as of December 31, 2024 incurred interest at a weighted average rate of 6.8% under the ABL Facility.
Effective July 24, 2025 the ABL Facility was repaid in full and all commitments released, see above for further discussion.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Maturities of debt are as follows:

($ in thousands)
Years Ending December 31,
2026	$5,097
2027	5,560
2028	5,560
2029	463
Thereafter	230,000
$246,680
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2025 and 2024.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying consolidated balance sheets approximated or equaled their fair values on December 31, 2025 and 2024.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on December 31, 2025 and 2024, due to their short-term nature.
•The carrying value of investments in equity securities with a readily determinable fair value were measured at fair value on December 31, 2025 based on quoted prices in active markets.
•The carrying value of investments in equity securities without a readily determinable fair value were measured at costs minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on December 31, 2025 and 2024, as the effective interest rates approximated market rates.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on December 31, 2025 and 2024, as the effective borrowing rates approximated market rates.
Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the IMG Acquisition and Siren Acquisition, which are required to be measured at fair value on the acquisition date in accordance with ASC Topic 805. See Note 3—Acquisitions.
As of December 31, 2025 and December 31, 2024, the Company had three and no, respectively, properties that met the assets held for sale criteria. During the year ended December 31, 2025, the Company sold no properties classified as held for sale. During the year ended December 31, 2024, the Company sold two properties classified as held for sale resulting in a

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
nominal gain included as a component of loss (gain) on disposal of assets, net in the accompanying consolidated statements of operations.
The Company holds an equity investment in an entity without a readily determinable fair value, classified as Level 3 as the fair value is based on unobservable inputs. The Company monitors its investment to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the year ended December 31, 2025, the Company recorded a gain of $14.4 million related to such observable price changes, recorded in gain on investments, net in accompanying consolidated statements of operations.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of December 31, 2025 and 2024, the Company had cash equivalents, measured at fair value, of $0.3 million and $0.3 million, respectively.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of December 31, 2025 and December 31, 2024, the fair value of the investment was estimated at $38.5 million and $51.6 million, respectively. The change in Oklo’s fair value along with the sale of shares in the active market resulted in a gain of $137.8 million and $41.6 million during the years ended December 31, 2025 and 2024, respectively, included in gain on investments, net in the accompanying consolidated statements of operations. Additionally, the Company sold shares valued at $151.0 million during the year ended December 31, 2025, included in sale of equity securities within the investing section in the accompanying consolidated statements of cash flows.
Additionally, during the three months ended December 31, 2023, the Company purchased $10.3 million of depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran completed an initial public offering and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s initial public offering by purchasing an additional $10.0 million of Tamboran’s common stock. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of December 31, 2025 and December 31, 2024 the fair value of the investment was estimated at $24.3 million and $18.8 million, respectively. The change in Tamboran’s fair value resulted in a gain of $5.6 million and loss of $1.5 million during the years ended December 31, 2025 and December 31, 2024, respectively, included in gain on investments, net in the accompanying consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the consolidated financial statements. No such measurements were required as of December 31, 2025 and 2024 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalents balance on deposit with financial institutions total $27.6 million and $20.0 million as of December 31, 2025 and 2024, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of December 31, 2025, customer A accounted for 16% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2024, customer A and customer B accounted for 14% and 10%, respectively, of total consolidated accounts receivable and unbilled revenue. During the year ended December 31, 2025, customer A and customer C accounted for 11% and 11%, respectively, of consolidated revenues. During the years ended December 31, 2024, customer C accounted for 12% of consolidated revenues. During the year ended December 31, 2023, no customers accounted for more than 10% of consolidated revenues.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.
As of December 31, 2025, the Company had $0.9 million in allowance for credit losses. As of December 31, 2024 and 2023, the Company had $0.8 million and $0.9 million, respectively, in allowance for credit losses and recorded a provision in 2024 related to certain customers’ expected inability to pay.
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

($ in thousands)	2025	2024	2023
Allowance for credit losses, beginning of year	$848	$939	$884
Credit losses:
Current period provision	627	—	808
Amounts written off, net of recoveries	(589)	(91)	(753)
Allowance for credit losses, end of year	$886	$848	$939
Note 10—Equity
Preferred Stock
As of December 31, 2025 and 2024, the Company had 10,000 shares of preferred stock authorized, par value $0.01, with none issued and outstanding. If issued, each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Company’s board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.
Class A Common Stock
The Company had a total of 161,979,222 and 161,858,784 shares of Class A Common Stock outstanding as of December 31, 2025 and 2024, respectively, none of which were restricted. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.
Class B Common Stock
The Company had no shares of Class B Common Stock outstanding as of December 31, 2025 and 2024, respectively. Effective January 31, 2023, in connection with the Merger, all outstanding shares of the Class B Common Stock were redeemed and exchanged, with no shares remaining outstanding as of December 31, 2025.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the year ended December 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	2,938,408	$16.93
Granted	1,673,072	14.24
Vested	(1,632,413)	16.00
Forfeited	(104,466)	15.60
Outstanding at December 31, 2025	2,874,601	$15.94
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the year ended December 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	1,106,939	$15.10
Granted	479,406	16.12
Vested	(647,634)	13.97
Forfeited	—	—
Outstanding at December 31, 2025	938,711	$16.40
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock-based compensation expense of $41.9 million, $32.4 million, and $33.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Stock-based compensation expense for the year ended December 31, 2025, includes $10.2 million of expense recognized related to the resignation of Christopher A. Wright, the Company’s former Chief Executive Officer (“CEO”) upon confirmation as Secretary of Energy of the United States on February 3, 2025, included in general and administrative expenses in the accompanying consolidated statements of operations. There was approximately $36.0 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of December 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025, June 20, 2025, and September 18, 2025 to stockholders of record as of March 6, 2025, June 6, 2025, and September 4, 2025, respectively. Additionally, the Company paid cash dividends of $0.09 per share of Class A Common Stock on December 18, 2025 to stockholders of record as of December 4, 2025. During the year ended December 31, 2025, dividend payments totaled $53.4 million.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
Additionally, the Company paid an accrued dividend equivalent upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $1.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had $1.7 million and $1.5 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
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

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
($ in thousands, except share count and per share data)	2025	2024	2023
Shares of Class A Common Stock	1,546,138	6,320,536	13,705,622
Cost of shares repurchased	$23,958	$127,395	$203,100
Average price per share including commissions	$15.50	$20.16	$14.82
As of December 31, 2025, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program through July 31, 2026.
The Company accounts for the purchase price of repurchased common shares in excess of par value ($0.01 per share of Class A Common Stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding:

(In thousands, except per share data)	Year Ended December 31, 2025	Year Ended December 31, 2024
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$147,872	$316,010
Denominator:
Basic weighted average common shares outstanding	161,932	165,026
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.91	$1.91
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$147,872	$316,010
Denominator:
Basic weighted average shares outstanding	161,932	165,026
Effect of dilutive securities:
Restricted stock units	3,433	4,372
Diluted weighted average shares outstanding	165,365	169,398
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.89	$1.87
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
As of December 31, 2025, tax reporting by the Company for the years ended December 31, 2022, 2023, 2024, and the short period ended January 31, 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for tax years ended on or before December 31, 2021. The Company is currently under IRS examination for the tax year ended December 31, 2023, at this time there have been no material audit adjustments proposed as part of the examination process.
The components of the Company’s income from continuing operations before income taxes on which the provision for income taxes was computed consisted of the following:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
United States	$202,280	$356,340	$668,338
Foreign	(7,089)	46,931	66,552
Total	$195,191	$403,271	$734,890

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The components of the provision for incomes taxes from continuing operations are summarized as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$(10,268)	$33,474	$36,319
State	1,354	6,637	4,662
Foreign	1,449	13,306	17,189
Total Current	$(7,465)	$53,417	$58,170

Deferred:
Federal	$53,430	$32,087	$109,399
State	4,443	3,289	11,913
Foreign	(3,089)	(1,532)	(1,000)
Total Deferred	$54,784	$33,844	$120,312
Income tax expense (benefit)	$47,319	$87,261	$178,482
Income tax expense (benefit) attributable to net income (loss) before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% to pre-tax income as a result of the following:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$40,991	21.0%	$84,687	21.0%	$154,327	21.0%
State and Local Income Taxes Net of Federal Income Tax Effect	5,676	2.9%	8,315	2.1%	15,995	2.2%
Foreign Tax Effects	(152)	(0.1)%	1,928	0.5%	1,269	0.1%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%	—	—	—	—
Effect of Cross-Border Tax Laws	—	—%	—	—	—	—
Tax Credits:
IRA Tax Credits	—	—%	(2,343)	(0.6)%	—	—%
R&D Credit	(3,578)	(1.8)%	(4,400)	(1.1)%	(200)	—%
RTP Credits	(2,343)	(1.2)%	(3,271)	(0.8)%	(158)	—%
Changes in Valuation Allowance	—	—%	—	—%	—	—%
Nontaxable or Nondeductible Items:
Stock Comp	29	—%	(1,935)	(0.5)%	(354)	—%
Executive compensation limited	5,255	2.7%	2,920	0.7%	6,514	0.9%
Non-controlling interest	—	—%	—	—%	(19)	—%
Other, net	955	0.5%	1,180	0.3%	1,357	0.1%
Changes in Unrecognized Tax Benefits	—	—%	—	—%	—	—%
Other Adjustments:
Other TRA adjustment	486	0.2%	180	—%	(249)	—%
Total income tax expense/(benefit)	$47,319	24.2%	$87,261	21.6%	$178,482	24.3%
The effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 24.2%, 21.6%, and 24.3%, respectively.
The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to the Company’s Canadian operations, state income taxes in the states the Company operates, as well as nondeductible executive compensation, partially offset by U.S. federal income tax credits.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Income taxes paid (net of refunds) were paid in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$6,615	$2,821	$53,038
State	3,415	4,350	7,841
Foreign	1,020	28,685	5,806
Total Current	$11,050	$35,857	$66,685
Other than cash payments for U.S. federal income tax shown in the table above, Canada ($1.0 million, $28.7 million, and $5.8 million in 2025, 2024, and 2023, respectively) and Texas ($1.7 million, $2.9 million, and $1.8 million in 2025, 2024, and 2023, respectively) are the only jurisdictions in which the Company paid more than 5% of total cash taxes in any of the years presented.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

($ in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Federal tax credit	$3,578	$9,615
Foreign net operating losses	2,006	920
Federal net operating losses	54,376	—
State net operating losses	6,090	859
Lease liabilities	60,366	67,603
Realized tax benefit - TRAs	70,631	79,175
Stock-based compensation	4,635	4,494
Intangibles	22,389	22,440
Inventory	2,474	2,604
Other	1,968	10,674
Total deferred tax assets	228,513	198,384

Deferred tax liabilities:
Property and equipment	(291,445)	(233,649)
Lease assets	(93,654)	(83,137)
Other	(34,334)	(17,782)
Total deferred tax liabilities	(419,433)	(334,568)

Net deferred tax (liability)	$(190,920)	$(136,184)
As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of $54.4 million, has $6.1 million in state net operating loss carryforwards, and $2.0 million of foreign net operating loss carryforwards that will not expire in the foreseeable future. The Company also has $3.6 million U.S. federal income tax credits that will not expire for twenty years.
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

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
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
During the year ended December 31, 2024, the Company entered into a Tax Credit Transfer Agreement (“TCTA”) with a third-party seller, pursuant to which the Company agreed to purchase up to $33.5 million of transferable tax credits under the Inflation Reduction Act. The benefit for the federal income tax credits purchased was recognized as a reduction to the Company’s income tax expense in 2024. The Company has not entered into any material third-party tax credit purchase agreements for the year ended December 31, 2025.
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
The Company determined that no liability for unrecognized tax benefits for uncertain tax positions was required at December 31, 2025. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. If the Company were to record an unrecognized tax benefit, the Company will recognize applicable interest and penalties related to income tax matters in income tax expense.
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
At December 31, 2025, the Company’s liability under the TRAs was $74.8 million of which $7.9 million is recorded as a current liability and $66.9 million is recorded as a component of long-term liabilities. The Company recorded a gain on remeasurement of the liabilities subject to the TRA of $0.1 million recorded as part of continuing operations in the current year.
At December 31, 2024, the Company’s liability under the TRAs was $115.7 million, of which $40.8 million was presented as a current liability, and $74.9 million was presented as a long-term liability. The Company recorded a loss on remeasurement of the liabilities subject to the TRA of $3.2 million recorded as part of continuing operations in the prior year.
The Company made $40.8 million of TRA payments during the year ended December 31, 2025.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
Note 13—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contribution at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $40.0 million, $36.9 million, and $32.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Franklin Mountain Energy, LLC
A former member of the Board served as Executive Vice President of Finance of Franklin Mountain Energy, LLC (“Franklin Mountain”) until its acquisition by an unaffiliated party. Accordingly, effective January 28, 2025, Franklin Mountain is no longer a related party. The amounts of the Company’s revenue related to completion services provided to Franklin Mountain for the period January 1, 2025 through January 27, 2025 was $5.8 million. During the years ended December 31, 2024 and 2023 the Company performed completions services for Franklin Mountain in the amount of $120.3 million and $176.1 million, respectively.
Liberty Resources LLC
Liberty Resources LLC, an oil and gas exploration and production company, and its successor entity (collectively, the “Affiliate”) had certain common ownership and management with the Company. Effective March 14, 2024, the Affiliate was no longer a related party, following its acquisition by an unaffiliated party. The amounts of the Company’s revenue related to completions services provided to the Affiliate for the period January 1, 2024 through March 13, 2024, and the year ended December 31, 2023, were $11.1 million and $38.8 million, respectively.
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
During the period January 1, 2024 through March 13, 2024, and the year ended December 31, 2023, interest income from the Affiliate was $0.5 million, and $2.0 million, respectively.
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Chris Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. Effective February 3, 2025, Mr. Wright was confirmed as the United States Secretary of Energy by the United States Senate and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party.

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $137.8 million and $41.6 million during the years ended December 31, 2025 and 2024, respectively, included in gain on investments, net in the accompanying consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $151.0 million during the twelve months ended December 31, 2025, included in sale of equity securities within the investing section in the accompanying consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025 and the year ended December 31, 2024.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.6 million and $5.5 million during the years ended December 31, 2025 and 2024, respectively. Payables to Nomad as of December 31, 2025 and 2024, were $0 and $0.6 million, respectively. Prior to the year ended December 31, 2024 the Company did not purchase any goods from Nomad.
As of December 31, 2025 and 2024, the value of the Company’s investment using the equity method accounting was $8.1 million and $10.7 million, respectively. During the years ended December 31, 2025 and 2024, the Company received cash distributions from Nomad in the amounts of $5.2 million and $4.0 million, respectively.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Mr. Wright, the Company’s previous CEO, served as the Chairman of the Foundation, and Anne Hyre serves as its executive director. Ms. Hyre is the sister-in-law of Mr. Wright. In December 2023, the Company made an initial commitment to make an annual charitable contribution of $1.0 million to the Foundation, subject to approval of the board of directors. In addition, effective January 1, 2024 Ms. Hyre is employed by a subsidiary of the Company and seconded to the Foundation, and Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company provides certain administrative services for the Foundation. During the years ended December 31, 2025 and 2024, the Company made charitable contributions of $0.9 million and $0.9 million, respectively, to the Foundation, and received $0.6 million and $0.5 million, respectively, in other service revenue under the Professional Services Agreement.
Note 15—Commitments & Contingencies
Purchase Commitments (tons are not in thousands)
The Company periodically enters into purchase and supply agreements to secure supply and pricing of proppant and equipment. As of December 31, 2024 the company had agreements provide pricing and committed supply sources for the Company to purchase 360,000 tons. As of December 31, 2025 the Company has no outstanding commitments remaining to purchase sand, amounts below include commitments to purchase equipment and for the use of certain vehicles and equipment (discussed below).
Future equipment commitments are as follows:

($ in thousands)
2026	$11,618
2027	18
2028	—
2029	—
2030	—
Thereafter	—
$11,636
Included in the commitments for the year ending December 31, 2025 are $1.2 million of payments expected to be made in the first quarter of 2026 for the use of certain light duty trucks, heavy tractors, and field equipment used to various degrees in frac and wireline operations. The Company is in negotiations with the third-party owner of such equipment to lease or purchase

LIBERTY ENERGY INC.
Notes to Consolidated Financial Statements
some or all of such aforementioned vehicles and equipment, subject to agreement on terms and conditions. No gain or loss is expected upon consummation of any such agreement.
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
Note 16—Subsequent Events
Quarterly Dividend
On January 20, 2026, the Company’s Board of Directors (the “Board”) approved a quarterly dividend of $0.09 per share of Class A Common Stock to be paid on March 18, 2026 to holders of record as of March 4, 2026.
No other significant subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements and notes thereto.