Form 10-Q
period 2026-03-31
Liberty Energy Inc.
filed 2026-04-23
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 20, 2026, the registrant had 163,191,416 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among others, our expected growth from recent acquisitions, expected performance, expectations regarding the success of our distributed power business, future operating results, oil and natural gas demand and prices and the outlook for the oil and gas industry, power demand and outlook for the power industry, future global economic conditions, the impact of worldwide political, military and armed conflict (including the impact of the ongoing conflict with Iran and the closure of the Strait of Hormuz), the impact of announcements and changes in oil production quotas by oil exporting countries, improvements in operating procedures and technology, our business strategy and the business strategies of our customers, the impact of policy, legislative, and regulatory changes, the deployment of fleets in the future, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, return of capital to stockholders, business strategy and objectives for future operations in addition to other estimates, and beliefs. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may use the words “estimate,” “outlook,” “project,” “forecast,” “position,” “potential,” “likely,” “believe,” “anticipate,” “assume,” “plan,” “expect,” “intend,” “achievable,” “may,” “will,” “continue,” “should,” “could” and similar expressions to help identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. We cannot assure you that our assumptions and expectations will prove to be correct. Important factors, many of which are beyond our control, could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including but not limited to the risks and uncertainties described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2025, (the “Annual Report”), this Quarterly Report, and other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no intention or obligation to update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$699,146	$27,554
Accounts receivable—trade, net of allowances for credit losses of $886 and $886, respectively	461,748	351,717
Unbilled revenue	267,687	253,653
Inventories	185,259	188,125
Prepaid and other current assets	66,634	56,921
Total current assets	1,680,474	877,970
Property and equipment, net	2,136,628	2,054,185
Finance lease right-of-use assets	329,511	342,469
Operating lease right-of-use assets	59,446	64,983
Other assets	150,394	147,858
Investment in Nomad Proppant Services LLC	6,467	8,050
Investment in Oklo Inc.	26,581	38,465
Investment in Tamboran Resources Corporation	53,981	24,325
Total assets	$4,443,482	$3,558,305
Liabilities and Equity
Current liabilities:
Accounts payable including amounts due to related parties of $187 and $—, respectively	$377,597	$358,623
Accrued liabilities	264,586	232,147
Current portion of payable pursuant to tax receivable agreements	—	7,888
Current portion of long-term debt	7,143	5,097
Current portion of finance lease liabilities	90,490	94,202
Current portion of operating lease liabilities	20,017	22,396
Total current liabilities	759,833	720,353
Long-term debt, net of current portion and deferred financing costs of $37,010 and $73, respectively	1,271,350	241,510
Deferred tax liability	162,905	195,602
Payable pursuant to tax receivable agreements	66,870	66,870
Noncurrent portion of finance lease liabilities	195,385	213,296
Noncurrent portion of operating lease liabilities	38,767	41,785
Total liabilities	2,495,110	1,479,416
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 162,051,526 issued and outstanding as of March 31, 2026 and 161,979,222 issued and outstanding as of December 31, 2025	1,621	1,620
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	842,359	978,384
Retained earnings	1,120,082	1,112,747
Accumulated other comprehensive loss	(15,690)	(13,862)
Total stockholders’ equity	1,948,372	2,078,889
Total liabilities and equity	$4,443,482	$3,558,305
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue	$1,021,184	$971,614
Revenue—related parties	—	5,847
Total revenue	1,021,184	977,461
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	843,817	761,616
General and administrative	59,543	65,775
Transaction and other costs	—	811
Depreciation, depletion, and amortization	114,059	127,742
(Gain) loss on disposal of assets, net	(18,513)	3,345
Total operating costs and expenses	998,906	959,289
Operating income	22,278	18,172
Other (income) expense:
Gain on investments, net	(17,316)	(19,288)
Interest expense, net	7,731	9,543
Total other income, net	(9,585)	(9,745)
Net income before income taxes	31,863	27,917
Income tax expense	9,305	7,806
Net income	$22,558	$20,111

Net income per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Weighted average common shares outstanding:
Basic	162,046	161,938
Diluted	166,255	165,784
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$22,558	$20,111
Other comprehensive (loss) income
Foreign currency translation	(1,828)	71
Comprehensive income	$20,730	$20,182
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2025	161,979	—	$1,620	$—	$978,384	$1,112,747	$(13,862)	$2,078,889
$0.09/share of Class A Common Stock dividend	—	—	—	—	—	(15,223)	—	(15,223)
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	—	—	(144,050)	—	—	(144,050)
Stock-based compensation expense	—	—	—	—	8,026	—	—	8,026
Vesting of restricted stock units, net	72	—	1	—	(1)	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(1,828)	(1,828)
Net income	—	—	—	—	—	22,558	—	22,558
Balance—March 31, 2026	162,051	—	$1,621	$—	$842,359	$1,120,082	$(15,690)	$1,948,372

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,109)	—	(13,109)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(153)	—	—	(153)
Stock-based compensation expense	—	—	—	—	18,080	—	—	18,080
Vesting of restricted stock units, net	477	—	5	—	(5,804)	—	—	(5,799)
Currency translation adjustment	—	—	—	—	—	—	71	71
Net income	—	—	—	—	—	20,111	—	20,111
Balance—March 31, 2025	160,790	—	$1,608	$—	$965,665	$1,026,519	$(19,680)	$1,974,112
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$22,558	$20,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	114,059	127,742
(Gain) loss on disposal of assets, net	(18,513)	3,345
Stock-based compensation expense	8,026	18,080
Deferred income tax expense	9,305	—
Gain on investments, net	(17,316)	(19,288)
Cash return on equity method investment	1,566	1,039
Other non-cash items, net	1,698	1,660
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(124,914)	(8,417)
Accounts receivable and unbilled revenue—related party	—	4,234
Inventories	2,799	(682)
Prepaid and other assets	(9,659)	(15,969)
Accounts payable and accrued liabilities	18,853	61,215
Accounts payable and accrued liabilities—related party	187	(579)
Initial payment of operating lease liability	(249)	(373)
Net cash provided by operating activities	8,400	192,118
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(156,998)	(133,930)
Investment in equity securities	(3,917)	—
Acquisition of IMG Energy Solutions, net of cash received	—	(15,208)
Sales of equity securities	—	29,911
Proceeds from sale of assets	23,572	13,052
Net cash used in investing activities	(137,343)	(106,175)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,295,000	—
Purchase of capped calls related to convertible senior notes	(186,515)	—
Proceeds from borrowings on line-of-credit	106,000	493,000
Repayments of borrowings on line-of-credit	(336,000)	(473,500)
Borrowings on long-term debt	4,750	—
Repayments of long-term debt	(926)	—
Payments of debt issuance costs	(36,789)	—
Payments on finance lease obligations	(22,385)	(17,645)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(14,618)	(13,191)
Payments of payables pursuant to tax receivable agreements	(7,888)	(40,757)
Share repurchases	—	(23,958)
Tax withholding on restricted stock units	—	(5,798)
Net cash provided by (used in) financing activities	800,629	(81,849)
Net increase in cash and cash equivalents before translation effect	671,686	4,094
Translation effect on cash	(94)	22
Cash and cash equivalents—beginning of period	27,554	19,984
Cash and cash equivalents—end of period	$699,146	$24,100

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Net (refund received) cash paid for income taxes	$(10)	$825
Cash paid for interest	$8,513	$9,041
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$90,675	$111,987
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of March 31, 2026 and December 31, 2025, the results of operations and equity of the Company as of and for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2026. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2—Significant Accounting Policies
Recently Issued Accounting Standards
Financial Instruments: Credit Losses - Measurement of Credit Losses for Accounts Receivable
In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025 and is not expected to have a material impact on the Company’s financial statements.
Intangibles: Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was previously used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.
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
Note 3—Inventories
Inventories consist of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Proppants	$14,591	$11,676
Chemicals	14,601	16,302
Maintenance parts	156,067	160,147
	$185,259	$188,125

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	March 31,	December 31,
($ in thousands)		2026	2025
Land	N/A	$26,356	$26,466
Field services equipment	2-10	3,231,776	3,203,330
Vehicles	4-7	55,206	56,679
Lease equipment	10	157,873	158,716
Buildings and facilities	5-30	189,202	188,817
Mineral reserves	>25	80,417	80,339
Office equipment, furniture, and software	2-7	13,688	13,081
		3,754,518	3,727,428
Less accumulated depreciation and depletion		(2,002,728)	(1,968,065)
		1,751,790	1,759,363
Capital deposits	N/A	184,722	116,021
Construction in-progress	N/A	200,116	178,801
Property and equipment, net		$2,136,628	$2,054,185
During the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense of $99.5 million and $110.9 million, respectively. Depletion expense for each of the three months ended March 31, 2026 and 2025 was $0.3 million.
As of March 31, 2026 and December 31, 2025, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale as discussed below.
As of March 31, 2026 and December 31, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell and therefore no loss was recorded during the three months ended March 31, 2026.
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
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$13,560	$13,591
Interest on lease liabilities	5,042	5,036
Operating lease cost	9,176	8,723
Variable lease cost	2,134	1,560
Short-term lease cost	752	1,010
Total lease cost, net	$30,664	$29,920

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow and other information related to leases for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating leases	$9,015	$8,817
Finance leases	27,406	22,690
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,510	8,264
Finance leases	817	27,656
Lease terms and discount rates as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	4.1	4.1
Finance leases	2.7	2.9
Weighted-average discount rate:
Operating leases	7.9%	7.6%
Finance leases	6.9%	6.9%

Future minimum lease commitments as of March 31, 2026 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2026	$84,181	$17,439
2027	86,759	18,971
2028	91,927	10,986
2029	47,922	7,406
2030	4,508	3,862
Thereafter	—	8,472
Total lease payments	315,297	67,136
Less imputed interest	29,422	8,352
Total	$285,875	$58,784
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of March 31, 2026 is $12.8 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of March 31, 2026 and December 31, 2025 were as follows:

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

($ in thousands)	March 31, 2026	December 31, 2025
Equipment leased to others - at original cost	$157,873	$158,716
Less: Accumulated depreciation	(63,332)	(59,299)
Equipment leased to others - net	$94,541	$99,417
Future payments receivable for long-term non-cancelable operating leases as of March 31, 2026 are as follows:

($ in thousands)
Remainder of 2026	$1,100
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$1,100
Revenues from operating leases for the three months ended March 31, 2026 and March 31, 2025 were $5.5 million and $13.6 million, respectively.
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Accrued vendor invoices	$94,320	$86,952
Operations accruals	61,964	57,483
Accrued benefits and other	108,302	87,712
	$264,586	$232,147
Note 7—Debt
Debt consists of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Convertible Senior Notes Outstanding	$1,295,000	$—
Term Loan outstanding	20,503	16,680
Revolving Line of Credit	—	230,000
Deferred financing costs	(37,010)	(73)
Total debt, net of deferred financing costs	$1,278,493	$246,607
Current portion of long-term debt	$7,143	$5,097
Long-term debt, net of deferred financing cost and current portion	1,271,350	241,510
Total debt, net of deferred financing costs	$1,278,493	$246,607
For the three months ended March 31, 2026 and March 31, 2025 the Company had amortization expense on the deferred financing costs of $1.1 million and $0.2 million, respectively.
2031 Convertible Senior Notes and Capped Call Transactions
2031 Convertible Senior Notes
On February 6, 2026, the Company issued $770.0 million aggregate principal amount 0.00% convertible senior notes due March 1, 2031 (the “2031 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $70.0 million principal amount of the 2031 Notes. The 2031 Notes were issued pursuant to an indenture dated February 6, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
general unsecured, senior obligations of the Company. The 2031 Notes do not bear regular interest, and the principal amount of the 2031 Notes does not accrete. Net proceeds from the offering of the 2031 Notes were $746.0 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid by the Company, without giving effect to the capped call transactions related to the 2031 Notes. Until December 1, 2030, the convertible senior notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible.
The initial conversion rate for the 2031 Notes will be 28.9830 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), per $1,000 principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $34.50 per share of Class A Common Stock, which represents a premium of approximately 32.5% over the last reported sale price of the Class A Common Stock on the New York Stock Exchange (the “NYSE”) on February 3, 2026). Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2031 Notes to be converted and pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the election of the Company, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted.
The Company may redeem for cash all or any portion of the 2031 Notes, at its option, on or after March 1, 2029 and before the 21st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price of the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
If the Company undergoes a Fundamental Change (as defined in the indenture governing the 2031 Notes), then, subject to certain conditions and limited exceptions, holders of the 2031 Notes may require the Company to repurchase for cash all or any portion of their 2031 Notes at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. In addition, following certain corporate events that occur prior to the maturity date of the 2031 Notes or if the Company delivers a notice of redemption in respect of the 2031 Notes, the Company will, in certain circumstances, increase the conversion rate of the 2031 Notes for a holder who elects to convert its 2031 Notes in connection with such a corporate event or convert the 2031 Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The indenture governing the 2031 Notes contains customary covenants and sets forth certain events of default after which the 2031 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2031 Notes become automatically due and payable. The indenture governing the 2031 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company’s obligations under the indenture. The Company was in compliance with all covenants as of March 31, 2026.
Capped Calls
In connection with the issuance of the 2031 Notes, the Company entered into privately negotiated capped call transactions relating to the 2031 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $109.3 million. The capped call transactions will cover, subject to certain anti-dilution adjustments, the number of shares of Class A Common Stock initially underlying the 2031 Notes. The cap price of the capped call transactions related to the 2031 Notes will initially be approximately $65.10 per share, which represents a premium of 150% over the last reported sale price of Class A Common Stock of $26.04 on the NYSE on February 3, 2026, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The capped call transactions related to the 2031 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2031 Notes are included in additional paid-in capital in the accompanying unaudited consolidated balance sheet as of March 31, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.
The Company elected to integrate the 2031 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $109.3 million being deductible as original discount interest for tax purposes over the term of the 2031 Notes. We recorded a deferred tax asset of $24.9 million with respect to the 2031 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2032 Convertible Senior Notes and Capped Call Transactions
2032 Convertible Senior Notes
On March 30, 2026, the Company issued $525.0 million aggregate principal amount 0.00% convertible senior notes due March 1, 2032 (the “2032 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $50.0 million principal amount of the 2032 Notes. The 2032 Notes were issued pursuant to an indenture dated March 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes are general unsecured, senior obligations of the Company. The 2032 Notes do not bear regular interest, and the principal amount of the 2032 Notes does not accrete. Net proceeds from the offering of the 2032 Notes were $511.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid by the Company, without giving effect to the capped call transactions related to the 2032 Notes. Until December 1, 2031, the convertible senior notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible.
The initial conversion rate for the 2032 Notes will be 26.7094 shares of Class A Common Stock per $1,000 principal amount of the 2032 Notes (equivalent to an initial conversion price of approximately $37.44 per share of Class A Common Stock, which represents a premium of approximately 30.0% over the last reported sale price of the Class A Common Stock on the NYSE on March 25, 2026). Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2032 Notes to be converted and pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the election of the Company, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted.
The Company may redeem for cash all or any portion of the 2032 Notes, at its option, on or after March 1, 2029 and before the 21st scheduled trading day immediately preceding the maturity date if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price of the 2032 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
If the Company undergoes a Fundamental Change (as defined in the indenture governing the 2032 Notes), then, subject to certain conditions and limited exceptions, holders of the 2032 Notes may require the Company to repurchase for cash all or any portion of their 2032 Notes at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. In addition, following certain corporate events that occur prior to the maturity date of the 2032 Notes or if the Company delivers a notice of redemption in respect of the 2032 Notes, the Company will, in certain circumstances, increase the conversion rate of the 2032 Notes for a holder who elects to convert its 2032 Notes in connection with such a corporate event or convert the 2032 Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The indenture governing the 2032 Notes contains customary covenants and sets forth certain events of default after which the 2032 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2032 Notes become automatically due and payable. The indenture governing the 2032 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company's obligations under the indenture. The Company was in compliance with all covenants as of March 31, 2026.
Capped Calls
In connection with the issuance of the 2032 Notes, the Company entered into privately negotiated capped call transactions relating to the 2032 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $77.2 million. The capped call transactions will cover, subject to certain anti-dilution adjustments, the number of shares of Class A Common Stock initially underlying the 2032 Notes. The cap price of the capped call transactions related to the 2032 Notes will initially be approximately $72.00 per share, which represents a premium of 150% over the last reported sale price of Class A Common Stock of $28.80 on the NYSE on March 25, 2026, and is subject to certain adjustments under the terms of the capped call transactions.
The capped call transactions related to the 2032 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2032 Notes are included in additional paid-in capital in the accompanying unaudited consolidated balance sheet as of March 31, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company elected to integrate the 2032 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $77.2 million being deductible as original discount interest for tax purposes over the term of the 2032 Notes. We recorded a deferred tax asset of $17.6 million with respect to the 2032 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
Caterpillar Agreement
Effective December 9, 2025, LOS Leasing Company LLC, as borrower, Liberty Energy Services LLC, as guarantor and permitted user, and Liberty Power Innovations LLC (“LPI”), as permitted user, entered into a Master Loan and Security Agreement with Caterpillar Financial Services Corporation (“Caterpillar” and such agreement, the “Caterpillar Agreement”). The Caterpillar Agreement provides for term loans to finance costs incurred by LOS Leasing Company LLC in connection with the refurbishment of Caterpillar-manufactured equipment from authorized dealers of Caterpillar equipment. Under the Caterpillar Agreement, LOS Leasing Company LLC and Caterpillar can enter into individual loan schedules (“Note”), which are non-revolving and may not be repaid and reborrowed. Each Note is collateralized by specified units of the Company’s field services equipment, as documented in the applicable Note, will have a maturity date that is typically three years from the inception of the applicable Note, and interest rate that resets periodically based on the applicable base rate plus a spread.
As of March 31, 2026 and December 31, 2025 the Company had $20.5 million and $16.7 million respectively, outstanding under the Caterpillar Agreement with maturity dates ranging from January 1, 2029 to April 1, 2029. The net book value of assets pledged as collateral under this agreement totaled less than 5% of the Company’s field service equipment as of March 31, 2026 and December 31, 2025, respectively.
Borrowings, under the Caterpillar Agreement as of March 31, 2026 and December 31, 2025 incurred interest at a weighted average rate of 6.5% and 6.6%, respectively.
Credit Agreement
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
On February 3, 2026, the Company entered into the first amendment (the “Amendment”) to the Credit Agreement that, among other things, (i) permits the incurrence of new bridge loan indebtedness in an aggregate principal amount not to exceed $600.0 million (“Permitted Bridge Indebtedness”), which must be incurred on or prior to June 30, 2026 and have a scheduled maturity date not later than 365 days from the date of incurrence, (ii) subject to certain limitations and requirements, permits liens securing the Permitted Bridge Indebtedness, (iii) increases the basket for permitted convertible indebtedness from $300.0 million to $600.0 million, which basket is in addition to other baskets permitting the incurrence of such indebtedness, and (iv) amends the maturity date of the Revolving Credit Facility to provide that such maturity date will be accelerated to the date that is 91 days prior to the stated maturity of any outstanding Permitted Bridge Indebtedness if such Permitted Bridge Indebtedness is still outstanding on such date.
The Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit.
The Credit Agreement provides for a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets. As of March 31, 2026, the borrowing base was calculated to be $508.9 million, and the Company had no amount outstanding, excluding letters of credit in the amount of $19.4 million, with $489.5 million of remaining availability. Borrowings under the Credit Agreement bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent leverage ratio, as defined in the Credit Agreement. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
Borrowings as of December 31, 2025 incurred interest at a weighted average rate of 6.6%, and there were no borrowings outstanding as of March 31, 2026 under the Credit Agreement.
All outstanding advances under the Credit Agreement are due and payable in full on July 24, 2030. The Credit Agreement is collateralized by substantially all of our accounts receivable, inventory and equipment including generator components and

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
certain generator units to the extent included in the borrowing base. The Credit Agreement requires a negative pledge with respect to all other assets of the Company and its subsidiaries (subject to certain exceptions). The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company, as parent guarantor, and all other subsidiaries of the Company that are neither Borrowers nor designated as unrestricted subsidiaries.
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
The Company was in compliance with these covenants as of March 31, 2026.
Retired Credit Facility
The Company was previously party to a revolving credit facility up to $525.0 million (the “ABL Facility”), subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. Borrowings under the ABL Facility bore interest at SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in The ABL Facility credit agreement. Additionally, the average monthly unused commitment was subject to an unused commitment fee of 0.25% to 0.375%. The ABL Facility had a maturity date of January 23, 2028, and borrowings were collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor. Effective July 24, 2025, a portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility. As of the Agreement Date, (i) the outstanding debt under the ABL Facility was repaid in full, (ii) the outstanding liabilities with respect to obligations under the ABL Facility were released and discharged, (iii) all liens, security interest and guaranties under the ABL Facility were released and terminated and (iv) all letters of credit issued and outstanding under the ABL Facility were continued as letters of credit issued and outstanding under the Revolving Credit Facility.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2026	$5,294
2027	7,143
2028	7,143
2029	922
2030	—
Thereafter	1,295,000
$1,315,502
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2026 and 2025.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on March 31, 2026 and December 31, 2025.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on March 31, 2026 and December 31, 2025, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on March 31, 2026 and December 31, 2025 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on March 31, 2026 and December 31, 2025, as the effective interest rates approximated market rates. Long-term debt agreements that are not remeasured at fair value include the 2031 Notes and the 2032 Notes. As of March 31, 2026, the estimated fair value of the senior convertible notes was $1.4 billion, which was based on observable market prices in less active markets and were categorized as Level 2 in the fair value hierarchy.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on March 31, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.
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
As of March 31, 2026 and December 31, 2025 the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the three properties, which is a Level 3 input. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell, and therefore no loss was recorded during the three months ended March 31, 2026.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of March 31, 2026 and December 31, 2025, the Company had cash equivalents measured at fair value of $218.7 million and $0.3 million, respectively.
The Company holds an investment in Oklo Inc. (“Oklo”) made during the three months ended September 30, 2023. In May 2024, Oklo was acquired by a publicly traded special purpose acquisition company which resulted in the conversion of the Company’s investment into common shares of Oklo, which are traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of March 31, 2026 and December 31, 2025, the fair value of the investment was estimated at $26.6 million and $38.5 million, respectively. The change in Oklo’s fair value along with the sale of shares, if any, in the active market resulted in a loss of $11.9 million and a gain $16.6 million during the three months ended March 31, 2026 and 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares valued at $29.9 million during the three months ended March 31, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, during the three months ended December 31, 2023, the Company purchased depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”). In June 2024, Tamboran executed an Initial Public Offering (“IPO”) and listed its common stock on the New York Stock Exchange. In addition to the prior purchase of depository interests, the Company participated in Tamboran’s IPO by purchasing an additional $10.0 million of Tamboran’s common stock. Additionally, the Company purchased an additional $3.9 million of Tamboran’s common stock during the period end March 31, 2026. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. As of March 31, 2026 and December 31, 2025, the fair value of the investment was estimated at $54.0 million and $24.3 million, respectively. The change in Tamboran’s fair value resulted in a gain of $25.8 million and $2.7 million during the three months ended March 31, 2026 and March 31, 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of March 31, 2026 and December 31, 2025 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $699.1 million and $27.6 million as of March 31, 2026 and December 31, 2025, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of March 31, 2026 and 2025, the below customers accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled revenue and consolidated revenues, respectively:

	Portion of total of consolidated accounts receivable and unbilled revenue as of		Portion of consolidated revenues for the three months ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Customer A	10%	—%	12%	13%
Customer B	12%	16%	12%	10%
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
As of March 31, 2026 and December 31, 2025, the Company had $0.9 million and $0.9 million, respectively, in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2025	$886
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on March 31, 2026	$886

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	2,874,601	$15.94
Granted	1,792,607	26.43
Vested	(72,304)	20.34
Forfeited	(15,578)	15.22
Outstanding as of March 31, 2026	4,579,326	$19.98
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	938,711	$16.40
Granted	312,762	20.19
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2026	1,251,473	$17.35
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $8.0 million and $18.1 million for the three months ended March 31, 2026, and 2025 respectively. There was approximately $81.4 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of March 31, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.09 per share of Class A Common Stock on March 18, 2026 to stockholders of record as of March 4, 2026, which totaled $14.6 million.
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025 to stockholders of record as of March 6, 2025, which totaled $12.9 million.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2026 vesting date, which totaled $0.0 million for the three months ended March 31, 2026. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $0.3 million for the three months ended March 31, 2025.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2026 and December 31, 2025, the Company had $2.3 million and $1.7 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. As of March 31, 2026 and December 31, 2025, the cumulative repurchase authorization was $750.0 million through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Three Months Ended March 31,
($ in thousands, except share count and per share data)	2026	2025
Shares of Class A Common Stock	—	1,546,138
Value of shares repurchased	$—	$23,958
Average price per share including commissions	$—	$15.50
As of March 31, 2026, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$22,558	$20,111
Denominator:
Basic weighted average common shares outstanding	162,046	161,938
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.14	$0.12
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$22,558	$20,111
Denominator:
Basic weighted average common shares outstanding	162,046	161,938
Effect of dilutive securities:
Restricted stock units	4,209	3,846
Diluted weighted average common shares outstanding	166,255	165,784
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.14	$0.12
The table above does not include any potential dilutive impact from conversion of the convertible senior notes as the notes were not convertible during the reporting period. Refer to Note 7 — Debt for additional information.
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2026 was 29.2%, compared to 28.0% for the period ended March 31, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as global intangible low taxed foreign income (“GILTI”) inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized income tax expense of $9.3 million and $7.8 million during the three months ended March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company recognized a net deferred tax liability in the amount of $162.9 million and $195.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). On June 20, 2024 and December 23, 2024, Canada and Australia, respectively, enacted the Pillar Two global minimum tax regime, which is not expected to have a material impact on the Company’s financial statements for the fiscal year ended December 31, 2026. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
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
Tax Receivable Agreements
In connection with the Company’s IPO, on January 17, 2018, the Company entered into two Tax Receivable Agreements (the “TRAs”) with R/C Energy IV Direct Partnership, L.P. and the then existing owners that continued to own units in Liberty Oilfield Services New HoldCo LLC (“Liberty LLC Units”) (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result, as applicable to each TRA Holder, of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Liberty LLC Units in connection with the IPO or pursuant to the exercise of redemption or call rights, (ii) any net operating losses available to the Company as a result of the Corporate Reorganization, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRAs.
As of March 31, 2026, the Company’s liability under the TRAs was $66.9 million, of which all was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $7.9 million for the three months ended March 31, 2026.
As of December 31, 2025, the Company’s liability under the TRAs was $74.8 million, of which $7.9 million was recorded as a current liability, and $66.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $40.8 million for the three months ended March 31, 2025.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $10.4 million and $9.8 million for the three months ended March 31, 2026 and 2025, respectively.
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
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. Effective February 3, 2025, Mr. Wright was confirmed as the United States Secretary of Energy by the United States Senate and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party. The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $16.6 million during the three months ended March 31, 2025, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $29.9 million during the three months ended March 31, 2025, included in sale of equity securities

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
within the investing section in the accompanying unaudited condensed consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.4 million and $— million during the three months ended March 31, 2026 and 2025, respectively.
Payables to Nomad were $0.2 million and $0 as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the value of the Company’s investment using the equity method of accounting was $6.5 million and $8.1 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company received cash distributions from Nomad in the amounts of $1.6 million and $1.0 million, respectively, included in cash return on equity method investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company announced its intention to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. This contribution is reviewed in advance by the Company’s Audit Committee each year. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Effective March 24, 2025, Ron Gusek, the Company’s Chief Executive Officer, became a member of the Foundation’s Advisory Board. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million annually to the Foundation, subject to reimbursement rights. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026 and March 31, 2025, the Company made charitable contributions of $0.0 million and $0.2 million, to the Foundation, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of March 31, 2026 and December 31, 2025, the agreements provide pricing and committed supply sources for the Company to purchase 630,000 tons and 0 tons, respectively, of proppant through December 31, 2026. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2026	$29,978
2027	—
2028	—
2029	—
2030	—
Thereafter	—
$29,978
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $20.1 million for the remainder of 2026. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
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
Note 15—Subsequent Events
Quarterly Dividend
On April 14, 2026, the Board approved a quarterly dividend of $0.09 per share of Class A Common Stock to be paid on June 18, 2026 to holders of record as of June 4, 2026.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company, and one of the largest providers of innovative completions services and related technologies to onshore oil, natural gas, and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, which include hydraulic fracturing together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of March 31, 2026. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
We also own and operate LPI, providing advanced distributed power and energy storage solutions, serving the commercial and industrial, data center, energy and mining industries. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable power generation solutions and natural gas fueling services, which are critical to maintaining highly efficient well site operations. In January 2025, we announced LPI’s expansion into the distributed power business. On March 3, 2025, we completed the acquisition of IMG Energy Solutions (“the IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition augmented our portfolio with advanced engineering, design, and development capabilities for the development of power systems, enhanced software control systems, power marketing and utility interconnection experience, and operations and maintenance experience. During 2025, LPI was primarily focused on the planning and development of our power service platform to pursue projects supporting the power demand created by new data center development and other commercial and industrial applications. LPI is in the process of expanding market awareness of its integrated power and fuel solutions offering, developing engineered solutions, and ordering equipment and long-lead time items for these expected projects. LPI also expanded its natural gas fueling services to support larger scale distributed power installations.
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
Recent Trends and Outlook
The conflict in Iran has driven attacks on regional energy infrastructure and the unprecedented effective closure of the Strait of Hormuz, inducing higher oil prices in the near term and raising the prospect of a sustained increase in supply side risk premiums. In parallel, global LNG markets may face multi-year constraints following recent attacks on Qatar’s Ras Laffan hub and other regional gas infrastructure. Over the course of 2026, this dynamic may support structural tailwinds for North America, as global consumers reevaluate energy supply chains and diversify sourcing, with greater reliance on U.S. and Canadian sourced oil and refined product supply.
Entering the year, frac markets were recalibrated for flattish activity expectations which should result in a tighter balance between the underlying supply of frac fleets to meet expected demand. Pricing pressure and softer activity over the past few years led to accelerated equipment cannibalization, fleet attrition, and underinvestment in next generation technology. The recent rise in oil prices is above early year expectations, and is expected to drive better E&P economics so long as such prices are sustained.
Related to power markets, U.S. power demand estimates continue to accelerate, exemplified by ERCOT’s recent projections that Texas grid demand could quadruple by 2032. This expansion may be met by a fundamental shift in the commercial landscape whereby hyperscalers are expected to increasingly rely on distributed power service providers to self-generate and bypass traditional grid constraints leading to greater demand for power generation capacity.
During the first quarter of 2026, the posted WTI price traded at an average of $72.74 per barrel (“Bbl”), as compared to the first quarter 2025 average of $71.78 per Bbl, and the fourth quarter of 2025 average of $59.62 per Bbl. In addition, during the first quarter of 2026, the Henry Hub price traded at an average of $4.71 per one million British thermal units (“MMBtu”), as compared to the first quarter of 2025 average of $4.14 per MMBtu, and the fourth quarter of 2025 average of $3.71 per MMBtu. Subsequent to March 31, 2026, the Henry Hub traded at an average of $2.83 per MMBtu and the WTI price traded at an average of $99.85 per Bbl through April 20, 2026. The average domestic onshore rig count for the United States and Canada was 741 rigs reported in the first quarter of 2026, down from the average in the first quarter 2025 of 788, and up from the fourth quarter of 2025 of 709, according to a report from Baker Hughes.

Business Developments
Senior Convertible Notes Activity
In February 2026, we issued $770 million aggregate principal amount of 0% convertible senior notes due March 2031 (the “2031 Notes”), and in March 2026, we issued $525 million aggregate principal amount of 0% convertible senior notes due March 2032 (the “2032 Notes”). Net proceeds from the offerings of the 2031 Notes and the 2032 Notes were $746 million and $511.3 million, respectively, after deducting the initial purchasers’ discounts and commissions and offering expenses paid by us. Additionally, we entered into privately negotiated capped call transactions with respect to each of the 2031 Notes and the 2032 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $109.3 million and $77.2 million, respectively. For more information on the 2031 Notes and the 2032 Notes, see Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Amendment to Credit Agreement
We are party to that certain credit agreement, dated July 24, 2025 (the “Credit Agreement”), which provides for, among other things, a revolving credit facility with initial revolving commitments of $750 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets (the “Revolving Credit Facility”). On February 3, 2026, we entered into the first amendment (the “Amendment”) to the Credit Agreement that, among other things, (i) permits the incurrence of new bridge loan indebtedness in an aggregate principal amount not to exceed $600 million (“Permitted Bridge Indebtedness”), which must be incurred on or prior to June 30, 2026 and have a scheduled maturity date not later than 365 days from the date of incurrence, (ii) subject to certain limitations and requirements, permits liens securing the Permitted Bridge Indebtedness, (iii) increases the basket for permitted convertible indebtedness from $300 million to $600 million, which basket is in addition to other baskets permitting the incurrence of such indebtedness, and (iv) amends the maturity date of the Revolving Credit Facility to provide that such maturity date will be accelerated to the date that is 91 days prior to the stated maturity of any outstanding Permitted Bridge Indebtedness if such Permitted Bridge Indebtedness is still outstanding on such date. For more information on the Credit Agreement, see Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three months ended March 31,
Description	2026	2025	Change
	(in thousands)
Revenue	$1,021,184	$977,461	$43,723
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	843,817	761,616	82,201
General and administrative	59,543	65,775	(6,232)
Transaction and other costs	—	811	(811)
Depreciation, depletion, and amortization	114,059	127,742	(13,683)
(Gain) loss on disposal of assets, net	(18,513)	3,345	(21,858)
Operating income	22,278	18,172	4,106
Other income, net	(9,585)	(9,745)	160
Net income before income taxes	31,863	27,917	3,946
Income tax expense	9,305	7,806	1,499
Net income	22,558	20,111	2,447
Revenue
Our revenue increased $43.7 million, or 4%, to $1.0 billion for the three months ended March 31, 2026 compared to $1.0 billion for the three months ended March 31, 2025. The increase in revenue was primarily driven by higher activity levels and improved utilization, partially offset by pricing declines in line with market conditions.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) increased $82.2 million, or 11%, to $843.8 million for the three months ended March 31, 2026 compared to $761.6 million for the three months ended March 31, 2025. The increase in expense was primarily related to increases in parts and material volumes and personnel costs commensurate with the increase in activity levels.
General and Administrative
General and administrative expenses decreased $6.2 million, or 9%, to $59.5 million for the three months ended March 31, 2026 compared to $65.8 million for the three months ended March 31, 2025, primarily due to additional stock-based compensation expense recognized during the three months ended March 31, 2025 in connection with the resignation of the Company’s previous Chief Executive Officer.
Transaction and Other Costs
The Company did not record any transaction and other costs during the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. See Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $13.7 million, or 11%, to $114.1 million for the three months ended March 31, 2026 compared to $127.7 million for the three months ended March 31, 2025. The decrease during the three months ended March 31, 2026 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.

(Gain) loss on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $18.5 million for the three months ended March 31, 2026 compared to a $3.3 million loss for the three months ended March 31, 2025, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management. Additionally, during the three months ended March 31, 2026, the Company received insurance proceeds related to losses recorded in prior periods.
Other (Income) Expense, net
The Company recognized other income, net of $9.6 million for the three months ended March 31, 2026 compared to $9.7 million for the three months ended March 31, 2025. Other (income) expense, net is comprised of gain on investments, net of $17.3 million related to investments in equity securities measured at fair value for the three months ended March 31, 2026, compared to $19.3 million during the three months ended March 31, 2025. Additionally, interest expense, net decreased $1.8 million primarily as a result of the paydown of the Company’s balance on the Revolving Credit Facility in connection with the issuance of the 2031 Notes and 2032 Notes, refer to “Liquidity and Capital Resources” below for further discussion of the Company’s outstanding financing agreements.
Income Tax Expense
The Company recognized income tax expense of $9.3 million for the three months ended March 31, 2026, an effective rate of 29.2%, compared to $7.8 million for the three months ended March 31, 2025, an effective rate of 28.0%. The increase in income tax expense was primarily attributable to the increase in net income before income taxes, as discussed above.
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
Our Board of Directors (the “Board”), management, investors, and lenders use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, depletion, and amortization) and other items that impact the comparability of financial results from period to period. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.
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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025: EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Description	2026	2025	Change
	(in thousands)
Net income	$22,558	$20,111	$2,447
Depreciation, depletion, and amortization	114,059	127,742	(13,683)
Interest expense, net	7,731	9,543	(1,812)
Income tax expense	9,305	7,806	1,499
EBITDA	$153,653	$165,202	$(11,549)
Stock-based compensation expense	8,026	18,080	(10,054)
(Gain) loss on disposal of assets, net	(18,513)	3,345	(21,858)
Gain on investments, net	(17,316)	(19,288)	1,972
Transaction and other costs	—	811	(811)
Adjusted EBITDA	$125,850	$168,150	$(42,300)
EBITDA was $153.7 million for the three months ended March 31, 2026 compared to $165.2 million for the three months ended March 31, 2025. Adjusted EBITDA was $125.9 million for the three months ended March 31, 2026 compared to $168.2 million for the three months ended March 31, 2025. The decreases in EBITDA and Adjusted EBITDA primarily resulted from the increase in costs of services out pacing the increase in revenue due to increased materials pricing and personnel costs, offset by a decrease in general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of proceeds from the offering of the 2031 Notes and the 2032 Notes, cash flows from operations, borrowings under our credit facilities, and finance leases for certain equipment. While we believe that these sources are adequate for our current liquidity needs, we monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to organic growth, acquisitions, capital expenditures, working capital, and other liquidity requirements.
During the quarter ended March 31, 2026, we issued the 2031 Notes and the 2032 Notes for net proceeds of $746.0 million and $511.3 million, respectively, after deducting the initial purchasers’ discount and commissions and offering expenses paid by us. We also entered into privately negotiated capped call transactions with respect to each of the 2031 Notes and the 2032 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $109.3 million and $77.2 million, respectively. Refer to Note 7— Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the 2031 Notes and the 2032 Notes.
We plan to raise funds, and may incur additional debt, through project specific financing including non-recourse debt, and co-investments or equity to support the expansion of our distributed power business. Our primary uses of capital have been capital expenditures to support growth, both organic and through acquisitions, and funding ongoing operations, including maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock (the “Class A Common Stock”).
Cash and cash equivalents increased by $671.6 million to $699.1 million as of March 31, 2026 compared to $27.6 million as of December 31, 2025, while working capital excluding cash and current liabilities under debt and lease arrangements increased $87.4 million.

As of March 31, 2026, the Company was party to the Credit Agreement, which provides for a revolving line of credit up to $750.0 million. The Credit Agreement is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets available to finance working capital needs. The Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit. As of March 31, 2026, the borrowing base was calculated to be $508.9 million, and the Company had no amounts outstanding, excluding letters of credit in the amount of $19.4 million, with $489.5 million of remaining availability.
The Credit Agreement contains financial covenants that we are required to maintain, in addition to covenants that restrict our ability to take certain actions. As of March 31, 2026, we were in compliance with all debt covenants.
See Note 7—Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
We have no material off balance sheet arrangements as of March 31, 2026, except for purchase commitments under supply agreements as disclosed above under Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended, or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility, and expected free cash flow to be generated through the duration of the share repurchase program. The Company did not repurchase or retire any shares of Class A Common Stock under the share repurchase program during the three months ended March 31, 2026. During the three months ended March 31, 2025, Company repurchased and retired shares of Class A Common Stock for $24.0 million under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Description	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$8,400	$192,118	$(183,718)
Net cash used in investing activities	(137,343)	(106,175)	(31,168)
Net cash provided by financing activities	800,629	(81,849)	882,478
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2026 and 2025
Operating Activities. Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2026, compared to $192.1 million for the three months ended March 31, 2025. The $183.7 million decrease in cash from operating activities is attributable to a $112.7 million decrease in cash from changes in working capital for the three months ended March 31, 2026, compared to a $39.8 million increase in cash from changes in working capital for the three months ended March 31, 2025. Additionally cash from operating activities decreased due to a $74.9 million increase in cash operating expenses, interest expense, net, and income tax expense, offset by a $43.7 million increase in revenues.
Investing Activities. Net cash used in investing activities was $137.3 million for the three months ended March 31, 2026, compared to $106.2 million for the three months ended March 31, 2025. Cash used in investing activities was higher during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to a $23.1 million increase in new equipment purchases and capitalized maintenance of existing equipment and a decrease in the proceeds on sale of equity securities of $29.9 million. Additionally the increase in cash used in investing activities is due to the Tamboran shares purchased during the three months ended March 31, 2026 of $3.9 million, offset by the cash used for the acquisition of IMG Energy Solutions of $15.2 million in the three months ended March 31, 2025, as well as a increase of $10.5 million in cash proceeds from the sale of assets. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition.

Financing Activities. Net cash provided by financing activities was $800.6 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $81.8 million for the three months ended March 31, 2025. The $882.5 million increase in cash provided by financing activities was primarily due to an increase in net borrowing activities of $826.0 million which includes the initial cash received from the 2031 Notes and the 2032 Notes, purchase of capped calls, net borrowings under the Caterpillar Agreement, net borrowings and repayments on the Revolving Credit Facility, and payment of debt issuance costs. Additionally, there was a $24.0 million decrease in share repurchases, a $32.9 million decrease in cash paid under the TRA liability, and a $5.8 million decrease in tax withholdings for RSUs offset by a $4.7 million increase in cash paid for finance leases and a $1.4 million increase in dividends paid.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt including the 2032 Notes, 2031 Notes and the Revolving Credit Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. During the quarter ended March 31, 2026, the Company issued $770.0 million aggregate principal amount and $525.0 million aggregate principal amount of the 2031 Notes and the 2032 Notes, respectively. See Note 7 —Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Certain amounts included in our contractual obligations as of March 31, 2026 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of March 31, 2026, except for purchase commitments for generation assets to support our distributed power business and under sand supply agreements of which $30.0 million is payable within 2026, and $0.0 million is payable thereafter. See Note 14—Commitments & Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding scheduled contractual sand supply obligations.
There have been no other material changes to cash requirements since the year ended December 31, 2025.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the three months ended March 31, 2026 was 29.2% compared to 28.0%, for the period ended March 31, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as GILTI inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $9.3 million and $7.8 million during the three months ended March 31, 2026, and 2025 respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of March 31, 2026 and December 31, 2025, the Company’s net deferred tax liabilities were $162.9 million and $195.6 million, respectively.
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
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded a foreign currency translation loss of $1.8 million and gain of $0.1 million to comprehensive income, respectively.
Other exposures to market risk have not changed materially since December 31, 2025. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.
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
Item 5. Other Information
Rule 10b5-1 Plans
On February 17, 2026, Michael Stock, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the sale of up to 399,964 shares of Class A Common Stock between May 20, 2026 and April 20, 2027, which shares were acquired by vesting of compensatory restricted stock units.
During the quarter ended March 31, 2026, none of our directors or Section 16 officers, other than Mr. Stock, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. (1)

3.2	Third Amended and Restated Bylaws of Liberty Energy Inc. (1)

4.1	Indenture, dated as of February 6, 2026, by and between Liberty Energy Inc. and U.S. Bank Trust Company, National Association, as Trustee (3)

4.2	Form of Global Note, representing Liberty Energy Inc.’s 0.00% Convertible Senior Note due 2031 (3)

4.3	Indenture, dated as of March 30, 2026, by and between Liberty Energy Inc. and U.S. Bank Trust Company, National Association, as Trustee (4)

4.4	Form of Global Note, representing Liberty Energy Inc.’s 0.00% Convertible Senior Note due 2032 (4)

10.1
First Amendment to Credit Agreement, dated February 3, 2026, by and among Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC, and Liberty Wholesale Commodities LLC, as borrowers, Liberty Energy Inc., as parent guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto (2)

10.2	Form of Capped Call Confirmation between Liberty Energy Inc. and each option counterparty (2031 Notes) (3)

10.3	Form of Capped Call Confirmation between Liberty Energy Inc. and each option counterparty (2032 Notes) (4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed on July 25, 2025.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 3, 2026.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 6, 2026.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on March 30, 2026.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Ron Gusek
Date:	April 23, 2026	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	April 23, 2026	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	April 23, 2026	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)