Form 10-Q
period 2026-06-30
Liberty Energy Inc.
filed 2026-07-23
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 20, 2026, the registrant had 163,191,416 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$555,359	$27,554
Accounts receivable—trade, net of allowances for credit losses of $886 and $886, respectively	515,688	351,717
Unbilled revenue	253,779	253,653
Inventories	185,368	188,125
Prepaid and other current assets	56,482	56,921
Total current assets	1,566,676	877,970
Property and equipment, net	2,263,112	2,054,185
Finance lease right-of-use assets	319,913	342,469
Operating lease right-of-use assets	57,584	64,983
Investments	191,330	123,888
Other assets	89,481	94,810
Total assets	$4,488,096	$3,558,305
Liabilities and Equity
Current liabilities:
Accounts payable including amounts due to related parties of $— and $—, respectively	$417,263	$358,623
Accrued liabilities	256,914	232,147
Current portion of payable pursuant to tax receivable agreements	—	7,888
Current portion of long-term debt	11,906	5,097
Current portion of finance lease liabilities	83,046	94,202
Current portion of operating lease liabilities	19,613	22,396
Total current liabilities	788,742	720,353
Long-term debt, net of current portion and deferred financing costs of $35,410 and $73, respectively	1,279,941	241,510
Deferred tax liability	170,194	195,602
Payable pursuant to tax receivable agreements	66,870	66,870
Noncurrent portion of finance lease liabilities	181,168	213,296
Noncurrent portion of operating lease liabilities	37,427	41,785
Total liabilities	2,524,342	1,479,416
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 163,191,416 issued and outstanding as of June 30, 2026 and 161,979,222 issued and outstanding as of December 31, 2025	1,632	1,620
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	832,973	978,384
Retained earnings	1,148,516	1,112,747
Accumulated other comprehensive loss	(19,367)	(13,862)
Total stockholders’ equity	1,963,754	2,078,889
Total liabilities and equity	$4,488,096	$3,558,305
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue	$1,188,596	$1,042,521	$2,209,780	$2,014,135
Revenue—related parties	—	—	—	5,847
Total revenue	1,188,596	1,042,521	2,209,780	2,019,982
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	980,255	812,107	1,824,072	1,573,723
General and administrative	67,169	58,344	126,712	124,119
Transaction and other costs	7,691	—	7,691	811
Depreciation, depletion, and amortization	114,213	129,366	228,272	257,108
(Gain) loss on disposal of assets, net	6,552	5,631	(11,961)	8,976
Total operating costs and expenses	1,175,880	1,005,448	2,174,786	1,964,737
Operating income	12,716	37,073	34,994	55,245
Other (income) expense:
Gain on investments, net	(42,913)	(68,242)	(60,229)	(87,530)
Interest expense, net	3,354	10,162	11,085	19,705
Total other income, net	(39,559)	(58,080)	(49,144)	(67,825)
Net income before income taxes	52,275	95,153	84,138	123,070
Income tax expense	9,154	24,137	18,459	31,943
Net income	$43,121	$71,016	$65,679	$91,127

Net income per common share:
Basic	$0.26	$0.44	$0.40	$0.56
Diluted	$0.26	$0.43	$0.40	$0.55
Weighted average common shares outstanding:
Basic	163,016	161,865	162,534	161,901
Diluted	167,663	164,243	165,802	165,041

See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$43,121	$71,016	$65,679	$91,127
Other comprehensive (loss) income
Foreign currency translation	(3,677)	6,011	(5,505)	6,082
Comprehensive income	$39,444	$77,027	$60,174	$97,209
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2025	161,979	—	$1,620	$—	$978,384	$1,112,747	$(13,862)	$2,078,889
$0.18/share of Class A Common Stock dividend	—	—	—	—	—	(29,910)	—	(29,910)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	—	—	(144,060)	—	—	(144,060)
Stock-based compensation expense	—	—	—	—	17,999	—	—	17,999
Vesting of restricted stock units, net	1,212	—	12	—	(19,350)	—	—	(19,338)
Currency translation adjustment	—	—	—	—	—	—	(5,505)	(5,505)
Net income	—	—	—	—	—	65,679	—	65,679
Balance—June 30, 2026	163,191	—	$1,632	$—	$832,973	$1,148,516	$(19,367)	$1,963,754

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.16/share of Class A Common Stock dividend	—	—	—	—	—	(26,452)	—	(26,452)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	26,181	—	—	26,181
Vesting of restricted stock units, net	1,643	—	17	—	(16,852)	—	—	(16,835)
Currency translation adjustment	—	—	—	—	—	—	6,082	6,082
Net income	—	—	—	—	—	91,127	—	91,127
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$65,679	$91,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	228,272	257,108
(Gain) loss on disposal of assets, net	(11,961)	8,976
Stock-based compensation expense	17,999	26,181
Deferred income tax expense	17,558	—
Gain on investments, net	(60,229)	(87,530)
Cash return on equity method investment	1,566	2,234
Other non-cash items, net	2,795	3,869
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(165,420)	(69,395)
Accounts receivable and unbilled revenue—related party	—	4,234
Inventories	2,526	1,033
Prepaid and other assets	2,488	(26,678)
Accounts payable and accrued liabilities	40,801	153,122
Accounts payable and accrued liabilities—related party	—	(582)
Initial payment of operating lease liability	(632)	(992)
Net cash provided by operating activities	141,442	362,707
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(380,861)	(271,441)
Investment in equity securities	(9,696)	—
Acquisition of IMG Energy Solutions, net of cash received	—	(15,208)
Sales of equity securities	—	80,839
Proceeds from sale of assets	25,951	16,517
Net cash used in investing activities	(364,606)	(189,293)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,295,000	—
Purchase of capped calls related to convertible senior notes	(186,515)	—
Proceeds from borrowings on line-of-credit	106,000	695,000
Repayments of borrowings on line-of-credit	(336,000)	(725,500)
Borrowings on long-term debt	19,037	—
Repayments of long-term debt	(3,460)	—
Payments of debt issuance costs	(36,825)	—
Payments on finance lease obligations	(48,335)	(34,165)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(30,319)	(26,944)
Payments of payables pursuant to tax receivable agreements	(7,888)	(40,757)
Share repurchases	—	(24,882)
Tax withholding on restricted stock units	(18,648)	(16,835)
Net cash provided by (used in) financing activities	752,047	(174,083)
Net increase in cash and cash equivalents before translation effect	528,883	(669)
Translation effect on cash	(1,078)	248
Cash and cash equivalents—beginning of period	27,554	19,984
Cash and cash equivalents—end of period	$555,359	$19,563

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Net (refund received) cash paid for income taxes	$(2,936)	$20,573
Cash paid for interest	$14,414	$19,845
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$101,486	$90,364
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of June 30, 2026 and December 31, 2025, the results of operations and equity of the Company as of and for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2026. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes an accounting framework for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this ASU on the Company’s financial statements.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to current period financial statement presentation. In the accompanying condensed consolidated balance sheets $38.5 million, $24.3 million, and $8.1 million were reclassified from investment in Oklo Inc., investment in Tamboran Resources Corporation, and investment in Nomad Proppant Services LLC, respectively, to investments. Similarly, $53.0 million was reclassified from other assets to investments.
In the accompanying Note 8—Fair Value Measurements and Financial Instruments, we have added a table and other accompanying disclosure to provide the investment detail, some of which was previously on the face of the consolidated balance sheets.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Proppants	$15,778	$11,676
Chemicals	14,734	16,302
Maintenance parts	154,856	160,147
	$185,368	$188,125
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated useful lives (in years)	June 30,	December 31,
($ in thousands)		2026	2025
Land	N/A	$26,924	$26,466
Field services equipment	2-10	3,252,109	3,203,330
Vehicles	4-7	56,516	56,679
Lease equipment	10	158,268	158,716
Buildings and facilities	5-30	234,540	188,817
Mineral reserves	>25	80,437	80,339
Office equipment, furniture, and software	2-7	15,758	13,081
		3,824,552	3,727,428
Less accumulated depreciation and depletion		(2,028,656)	(1,968,065)
		1,795,896	1,759,363
Capital deposits	N/A	247,973	116,021
Construction in-progress	N/A	219,243	178,801
Property and equipment, net		$2,263,112	$2,054,185
During the three months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $99.7 million and $111.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $199.2 million and $222.7 million, respectively. Depletion expense for each of the three months ended June 30, 2026 and 2025 was $0.3 million. Depletion expense for each of the six months ended June 30, 2026 and 2025 was $0.6 million.
As of June 30, 2026 and December 31, 2025, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale as discussed below.
As of June 30, 2026 and December 31, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell and therefore no loss was recorded during the six months ended June 30, 2026.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$13,496	$13,814	$27,057	$27,405
Interest on lease liabilities	4,714	5,054	9,756	10,090
Operating lease cost	6,467	9,011	15,848	17,734
Variable lease cost	1,665	1,485	3,798	3,045
Short-term lease cost	755	770	1,507	1,780
Total lease cost, net	$27,097	$30,134	$57,966	$60,054

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating leases	$7,592	$8,446	$16,607	$17,263
Finance leases	28,097	21,596	55,232	44,286
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,788	6,042	8,298	14,306
Finance leases	6,961	22,968	7,778	50,624
Lease terms and discount rates as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	4.0	4.1
Finance leases	2.5	2.9
Weighted-average discount rate:
Operating leases	8.0%	7.6%
Finance leases	6.8%	6.9%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of June 30, 2026 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2026	$79,705	$11,583
2027	87,432	20,208
2028	87,624	12,272
2029	48,974	8,725
2030	4,508	4,455
Thereafter	—	7,972
Total lease payments	308,243	65,215
Less imputed interest	44,028	8,175
Total	$264,215	$57,040
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of June 30, 2026 is $13.0 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Equipment leased to others - at original cost	$158,268	$158,716
Less: Accumulated depreciation	(67,497)	(59,299)
Equipment leased to others - net	$90,771	$99,417
Future payments receivable for long-term non-cancelable operating leases as of June 30, 2026 are as follows:

($ in thousands)
Remainder of 2026	$520
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$520
Revenues from operating leases for the three and six months ended June 30, 2026 were $3.8 million and $9.3 million, respectively. Revenues from operating leases for the three and six months ended June 30, 2025 were $14.6 million and $28.1 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	June 30, 2026	December 31, 2025
Accrued vendor invoices	$95,806	$86,952
Operations accruals	47,922	57,483
Accrued benefits and other	113,186	87,712
	$256,914	$232,147
Note 7—Debt
Debt consists of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Convertible Senior Notes Outstanding	$1,295,000	$—
Term Loan outstanding	32,257	16,680
Revolving Line of Credit	—	230,000
Deferred financing costs	(35,410)	(73)
Total debt, net of deferred financing costs	$1,291,847	$246,607
Current portion of long-term debt	$11,906	$5,097
Long-term debt, net of deferred financing cost and current portion	1,279,941	241,510
Total debt, net of deferred financing costs	$1,291,847	$246,607
For the three months ended June 30, 2026 and June 30, 2025 the Company had amortization expense on the deferred financing costs of $2.2 million and $0.2 million, respectively. For the six months ended June 30, 2026 and June 30, 2025 the Company had amortization expense on the deferred financing costs of $3.2 million and $0.4 million, respectively.
2031 Convertible Senior Notes and Capped Call Transactions
2031 Convertible Senior Notes
On February 6, 2026, the Company issued $770.0 million aggregate principal amount 0.00% convertible senior notes due March 1, 2031 (the “2031 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $70.0 million principal amount of the 2031 Notes. The 2031 Notes were issued pursuant to an indenture dated February 6, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are general unsecured, senior obligations of the Company. The 2031 Notes do not bear regular interest, and the principal amount of the 2031 Notes does not accrete. Net proceeds from the offering of the 2031 Notes were $746.0 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid by the Company, without giving effect to the capped call transactions related to the 2031 Notes. Until December 1, 2030, the convertible senior notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The indenture governing the 2031 Notes contains customary covenants and sets forth certain events of default after which the 2031 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2031 Notes become automatically due and payable. The indenture governing the 2031 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company’s obligations under the indenture. The Company was in compliance with all covenants as of June 30, 2026.
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
The capped call transactions related to the 2031 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2031 Notes are included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.
The Company elected to integrate the 2031 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $109.3 million being deductible as original discount interest for tax purposes over the term of the 2031 Notes. In March 2026 the Company recorded a deferred tax asset of $24.9 million with respect to the 2031 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The indenture governing the 2032 Notes contains customary covenants and sets forth certain events of default after which the 2032 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2032 Notes become automatically due and payable. The indenture governing the 2032 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company's obligations under the indenture. The Company was in compliance with all covenants as of June 30, 2026.
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
The capped call transactions related to the 2032 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2032 Notes are included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.
The Company elected to integrate the 2032 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $77.2 million being deductible as original discount interest for tax purposes over the term of the 2032 Notes. In March 2026 the Company recorded a deferred tax asset of $17.6 million with respect to the 2032 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
Caterpillar Agreement
Effective December 9, 2025, LOS Leasing Company LLC, as borrower, Liberty Energy Services LLC, as guarantor and permitted user, and Liberty Power Innovations LLC (“LPI”), as permitted user, entered into a Master Loan and Security Agreement with Caterpillar Financial Services Corporation (“Caterpillar” and such agreement, the “Caterpillar Agreement”). The Caterpillar Agreement provides for term loans to finance costs incurred by LOS Leasing Company LLC in connection with the refurbishment of Caterpillar-manufactured equipment from authorized dealers of Caterpillar equipment. Under the Caterpillar Agreement, LOS Leasing Company LLC and Caterpillar can enter into individual loan schedules (“Note”), which are non-revolving and may not be repaid and reborrowed. Each Note is collateralized by specified units of the Company’s field services equipment, as documented in the applicable Note, will have a maturity date that is typically three years from the inception of the applicable Note, and an interest rate that resets periodically based on the applicable base rate plus a spread.
As of June 30, 2026 and December 31, 2025 the Company had $32.3 million and $16.7 million, respectively, outstanding under the Caterpillar Agreement with maturity dates ranging from January 1, 2029 to July 1, 2029. The net book value of assets

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
pledged as collateral under this agreement totaled less than 5% of the Company’s field service equipment as of June 30, 2026 and December 31, 2025, respectively.
Borrowings, under the Caterpillar Agreement as of June 30, 2026 and December 31, 2025 incurred interest at a weighted average rate of 6.5% and 6.6%, respectively.
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
On February 3, 2026, the Company entered into the first amendment (the “Amendment”) to the Credit Agreement that, among other things, (i) permits the incurrence of new bridge loan indebtedness in an aggregate principal amount not to exceed $600.0 million (“Permitted Bridge Indebtedness”), which must be incurred on or prior to June 30, 2026 and have a scheduled maturity date not later than 365 days from the date of incurrence, (ii) subject to certain limitations and requirements, permits liens securing the Permitted Bridge Indebtedness, (iii) increases the basket for permitted convertible indebtedness from $300.0 million to $600.0 million, which basket is in addition to other baskets permitting the incurrence of such indebtedness, and (iv) amends the maturity date of the Revolving Credit Facility to provide that such maturity date will be accelerated to the date that is 91 days prior to the stated maturity of any outstanding Permitted Bridge Indebtedness if such Permitted Bridge Indebtedness is still outstanding on such date. As of June 30, 2026, the Company had not incurred any Permitted Bridge Indebtedness, and as a result, no future Permitted Bridge Indebtedness may be incurred pursuant thereto.
The Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit.
The Credit Agreement provides for a revolving credit facility with initial revolving commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets. As of June 30, 2026, the borrowing base was calculated to be $467.7 million, and the Company had no borrowings outstanding, excluding letters of credit in the amount of $19.4 million, with $448.3 million of remaining availability. Borrowings under the Credit Agreement bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent leverage ratio, as defined in the Credit Agreement. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
Borrowings as of December 31, 2025 incurred interest at a weighted average rate of 6.6%, and there were no borrowings outstanding as of June 30, 2026 under the Credit Agreement.
All outstanding advances under the Credit Agreement are due and payable in full on July 24, 2030. The Credit Agreement is collateralized by substantially all of our accounts receivable, inventory and equipment including generator components and certain generator units to the extent included in the borrowing base. The Credit Agreement requires a negative pledge with respect to all other assets of the Company and its subsidiaries (subject to certain exceptions). The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company, as parent guarantor, and all other subsidiaries of the Company that are neither Borrowers nor designated as unrestricted subsidiaries.
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
The Company was in compliance with these covenants as of June 30, 2026.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Maturities of debt are as follows:

($ in thousands)
Remainder of 2026	$4,961
2027	11,906
2028	11,906
2029	3,421
2030	—
Thereafter	1,295,000
$1,327,194
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. No transfers between Levels 1, 2, or 3 occurred during the six months ended June 30, 2026 and 2025.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on June 30, 2026 and December 31, 2025.
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on June 30, 2026 and December 31, 2025, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on June 30, 2026 and December 31, 2025 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on June 30, 2026 and December 31, 2025, as the effective interest rates approximated market rates. Long-term debt agreements that are not remeasured at fair value include the 2031 Notes and the 2032 Notes. As of June

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
30, 2026, the estimated fair value of the convertible senior notes was $1.3 billion, which was based on observable market prices in less active markets and were categorized as Level 2 in the fair value hierarchy.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on June 30, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.
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
As of June 30, 2026 and December 31, 2025 the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the three properties, which is a Level 3 input. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell, and therefore no loss was recorded during the six months ended June 30, 2026.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of June 30, 2026 and December 31, 2025, the Company had cash equivalents measured at fair value of $518.7 million and $0.3 million, respectively.
The following table presents the balances of the investments measured at their fair value as of June 30, 2026:

	Fair Value		Gain / (Loss) on Investments
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025	2026	2025
Investment in Oklo Inc.	$28,050	$38,465	$1,469	$70,627	$(10,415)	$87,235
Investment in Tamboran Resources Corporation	43,437	24,325	(20,230)	(2,385)	7,284	295
Investment in Fervo Energy Company	104,832	40,738	64,094	—	64,094	—
Other Investments Carried at Fair Value	8,603	11,469	(2,420)	—	(734)	—
Total Investments Carried at Fair Value	$184,922	$114,997	$42,913	$68,242	$60,229	$87,530
The investments carried at fair value are presented within "Investments" on the accompanying unaudited condensed consolidated balance sheets along with other investments, primarily consisting of our equity method investment in Nomad Proppant Services LLC (“Nomad”), which is described further in Note 13 – Related Party Transactions. The Gain/Loss on Investments is included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.
The Company holds an investment in Oklo Inc. (“Oklo”) which is traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market.
Additionally, the Company holds both common stock and depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”) which is traded on the New York Stock Exchange. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. The Company purchased an additional $9.7 million of Tamboran's common stock during the six months ended June 30, 2026.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to the above investments, the Company holds an investment in Fervo Energy Company (“Fervo”), which completed an initial public offering during the second quarter of 2026 and is traded on the New York Stock Exchange. Prior to the initial public offering, the investment didn’t have a readily determinable fair value, and the Company monitored its investment to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. Following the initial public offering, the fair value of the investment in Fervo became readily determinable, and the use of the measurement alternative was no longer applicable. The Company now measures this investment at fair value on a recurring basis using Level 1 inputs based on quoted market prices in an active market.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets and equity method investments. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of June 30, 2026 and December 31, 2025 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $555.4 million and $27.6 million as of June 30, 2026 and December 31, 2025, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
As of June 30, 2026, Customer A accounted for 10% of total consolidated accounts receivable and unbilled revenue. As of December 31, 2025, Customer A accounted for 16% of total consolidated accounts receivable and unbilled revenue.
As of June 30, 2026 and 2025, the below customers accounted for the following percentages of the Company’s consolidated accounts receivable and unbilled revenue and consolidated revenues, respectively:

	Portion of consolidated revenues for the three months ended June 30,		Portion of consolidated revenues for the six months ended June 30,
	2026	2025	2026	2025
Customer A	8%	10%	10%	10%
Customer B	9%	11%	10%	12%
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
As of June 30, 2026 and December 31, 2025, the Company had $0.9 million and $0.9 million, respectively, in allowance for credit losses as follows:

($ in thousands)
Provision for credit losses on December 31, 2025	$886
Credit Losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on June 30, 2026	$886

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	2,874,601	$15.94
Granted	1,770,344	25.77
Vested	(1,407,656)	16.21
Forfeited	(40,239)	18.69
Outstanding as of June 30, 2026	3,197,050	$21.23
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	938,711	$16.40
Granted	335,286	20.71
Vested	(227,140)	15.64
Forfeited	—	—
Outstanding as of June 30, 2026	1,046,857	$17.95
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $9.9 million and $18.0 million for the three and six months ended June 30, 2026. The Company recognized stock-based compensation expense of $8.1 million and $26.2 million for the three and six months ended June 30, 2025. There was approximately $71.1 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of June 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.
Dividends
The Company paid cash dividends of $0.09 per share of Class A Common Stock on March 18, 2026 and June 18, 2026 to stockholders of record as of March 4, 2026 and June 4, 2026, respectively. During the three and six months ended June 30, 2026, dividend payments totaled $14.7 million and $29.3 million, respectively.
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025 and June 20, 2025 to stockholders of record as of March 6, 2025 and June 6, 2025, respectively. During the three and six months ended June 30, 2025, dividend payments totaled $13.0 million and $25.9 million, respectively.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2026 vesting date, which totaled $1.0 million for the six months ended June 30, 2026. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $1.1 million for the six months ended June 30, 2025.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2026 and December 31, 2025, the Company had $2.3 million and $1.7 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. As of June 30, 2026 and December 31, 2025, the cumulative repurchase authorization was $750.0 million through July 31, 2026. The shares may be repurchased from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility and expected free cash flow to be generated through the duration of the share repurchase program.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share count and per share data)	2026	2025	2026	2025
Shares of Class A Common Stock	—	—	—	1,546,138
Value of shares repurchased	$—	$—	$—	$23,958
Average price per share including commissions	$—	$—	$—	$15.50
As of June 30, 2026, $270.2 million remained authorized for future repurchases of Class A Common Stock under the share repurchase program.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$43,121	$71,016	$65,679	$91,127
Denominator:
Basic weighted average common shares outstanding	163,016	161,865	162,534	161,901
Basic net income per share attributable to Liberty Energy Inc. stockholders	$0.26	$0.44	$0.40	$0.56
Diluted Net Income Per Share
Numerator:
Net income attributable to Liberty Energy Inc. stockholders	$43,121	$71,016	$65,679	$91,127
Denominator:
Basic weighted average common shares outstanding	163,016	161,865	162,534	161,901
Effect of dilutive securities:
Restricted stock units	4,647	2,378	3,268	3,140
Diluted weighted average common shares outstanding	167,663	164,243	165,802	165,041
Diluted net income per share attributable to Liberty Energy Inc. stockholders	$0.26	$0.43	$0.40	$0.55
The table above does not include any potential dilutive impact from conversion of the convertible senior notes as the notes were not convertible during the reporting period. Refer to Note 7 — Debt for additional information.
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2026 was 21.9%, compared to 26.0% for the period ended June 30, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as global intangible low taxed foreign income (“GILTI”) inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized income tax expense of $9.2 million and $18.5 million during the three and six months ended June 30, 2026, respectively. The Company recognized income tax expense of $24.1 million and $31.9 million during the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company recognized a net deferred tax liability in the amount of $170.2 million and $195.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
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
The Company may distribute cash from foreign subsidiaries to its U.S. parent as business needs arise. The Company has not provided for deferred income taxes on the undistributed earnings from certain foreign subsidiaries’ earnings as such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any income and/or withholding tax would not be significant.
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
As of June 30, 2026, the Company’s liability under the TRAs was $66.9 million, of which all was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $7.9 million for the six months ended June 30, 2026.
As of December 31, 2025, the Company’s liability under the TRAs was $74.8 million, of which $7.9 million was recorded as a current liability, and $66.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $40.8 million for the six months ended June 30, 2025.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $11.1 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively, and $21.5 million and $20.0 million for the six months ended June 30, 2026 and 2025, respectively.
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
Oklo Inc.
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. Effective February 3, 2025, Mr. Wright was confirmed as the United States Secretary of Energy by the United States Senate and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party. The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $87.2 million and $70.6 million during the six and three months ended June 30, 2025, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.

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
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.3 million and $0.7 million during the three and six months ended June 30, 2026, respectively. Within the normal course of business, the Company purchased proppant from Nomad for $0.1 million during the three and six months ended June 30, 2025.
There are zero payables due to Nomad as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the value of the Company’s investment using the equity method of accounting was $6.0 million and $8.1 million, respectively, as presented in "Investments" on the accompanying unaudited condensed consolidated balance sheets.
During the six months ended June 30, 2026 and 2025, the Company received cash distributions from Nomad in the amounts of $1.6 million and $2.2 million, respectively, included in cash return on equity method investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company announced its intention to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. This contribution is reviewed in advance by the Company’s Audit Committee each year. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Effective March 24, 2025, Ron Gusek, the Company’s Chief Executive Officer, became a member of the Foundation’s Advisory Board. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million annually to the Foundation, subject to reimbursement rights. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three and six months ended June 30, 2026 and 2025.
During the three and six months ended June 30, 2026, the Company made no charitable contributions to the Foundation. During the three and six months ended June 30, 2025, the Company made charitable contributions of $0.1 million and $0.3 million, to the Foundation, respectively.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of June 30, 2026 and December 31, 2025, the agreements provide pricing and committed supply sources for the Company to purchase 787,700 tons and 0 tons, respectively, of proppant through December 31, 2026. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2026	$35,224
2027	—
2028	—
2029	—
2030	—
Thereafter	—
$35,224
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases does the Company incur shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $24.4 million for the remainder of 2026. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarize consolidated changes in equity for the three months ended June 30, 2026 and 2025:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—March 31, 2026	162,051	—	$1,621	$—	$842,359	$1,120,083	$(15,690)	$1,948,373
Purchase of Capped Call	—	—	—	—	(10)	—	—	(10)
$0.09/share of Class A Common Stock dividend	—	—	—	—	—	(14,688)	—	(14,688)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,973	—	—	9,973
Vesting of restricted stock units, net	1,140	—	11	—	(19,349)	—	—	(19,338)
Currency translation adjustment	—	—	—	—	—	—	(3,677)	(3,677)
Net income	—	—	—	—	—	43,121	—	43,121
Balance—June 30, 2026	163,191	—	$1,632	$—	$832,973	$1,148,516	$(19,367)	$1,963,754

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—March 31, 2025	160,790	—	$1,608	$—	$965,665	$1,026,519	$(19,680)	$1,974,112
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,343)	—	(13,343)
Excise tax on share repurchases	—	—	—	—	122	—	—	122
Vesting of restricted stock units, net	1,166	—	12	—	(11,048)	—	—	(11,036)
Stock-based compensation expense	—	—	—	—	8,101	—	—	8,101
Currency translation adjustment	—	—	—	—	—	—	6,011	6,011
Net income	—	—	—	—	—	71,016	—	71,016
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983

Note 16—Subsequent Events
Quarterly Dividend
On July 14, 2026, the Board approved a quarterly dividend of $0.09 per share of Class A Common Stock to be paid on September 18, 2026 to holders of record as of September 4, 2026.
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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company, and one of the largest providers of innovative completions services and related technologies to onshore oil, natural gas, and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, which include hydraulic fracturing together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of June 30, 2026. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
We also own and operate LPI, providing advanced distributed power and energy storage solutions, serving the commercial and industrial, data center, energy and mining industries. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable power generation solutions and natural gas fueling services, which are critical to maintaining highly efficient well site operations. In January 2025, we announced LPI’s expansion into the distributed power business. On March 3, 2025, we completed the acquisition of IMG Energy Solutions (“the IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million, subject to normal closing adjustments and net of cash received. The IMG Acquisition augmented our portfolio with advanced engineering, design, and development capabilities for the development of power systems, enhanced software control systems, power marketing and utility interconnection experience, and operations and maintenance experience. During 2025, LPI was primarily focused on the planning and development of our power service platform to pursue projects supporting the power demand created by new data center development and other commercial and industrial applications. LPI is actively marketing its integrated power and fuel solutions offering, developing engineered solutions, and, as described in further detail below under "Liquidity and Capital Resources, ordering equipment and long-lead time items for these expected projects. LPI also expanded its natural gas fueling services to support larger scale distributed power installations.
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
Recent Trends and Outlook
The current Middle East conflict with Iran has resulted in damage to regional energy infrastructure and continued uncertainty as to the availability of key energy export corridors. This disruption has increased focus on energy security and supply diversification and reinforced the strategic importance of North American oil and natural gas resources. This focus has the potential to grow international demand for North American petroleum products and LNG in the next several years.
North American frac activity improved modestly during the quarter following a gradual increase in producer activity. Despite these short-term improvements, larger U.S. and Canadian producers remain cautious regarding activity growth due to continued commodity price volatility and broader macroeconomic uncertainty.
Related to power markets, demand is being driven by continued AI data center development and broader industrial power requirements. As power projects increase in scale and complexity, customers are expected to seek infrastructure providers capable of delivering integrated solutions across power supply, site readiness, energy management, and long-term operations.
During the second quarter of 2026, the posted WTI price traded at an average of $95.65 per barrel (“Bbl”), as compared to the second quarter 2025 average of $64.57 per Bbl, and the first quarter of 2026 average of $72.74 per Bbl. In addition, during the second quarter of 2026, the Henry Hub price traded at an average of $2.95 per one million British thermal units (“MMBtu”), as compared to the second quarter of 2025 average of $3.19 per MMBtu, and the first quarter of 2026 average of $4.71 per MMBtu. Subsequent to June 30, 2026, the Henry Hub traded at an average of $2.99 per MMBtu and the WTI price traded at an average of $76.07 per Bbl through July 20, 2026. The average domestic onshore rig count for the United States and Canada was 688 rigs reported in the second quarter of 2026, up from the average in the second quarter 2025 of 686, and down from the first quarter of 2025 of 741, according to a report from Baker Hughes.

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
Supply Contracts for Power Generation Equipment
During the three months ended June 30, 2026, we entered into supply contracts with various global suppliers, including Bergen Engines AS and Wärtsilä North America, Inc., and on July 22, 2026, we entered into a supply contract with Caterpillar Inc. as described in “Part II – Other Information, Item 5. Other Information” for the purchase of power generation equipment, including engines and certain balance of plant equipment, for the Company’s prospective data center and other distributed power projects. For more information regarding these supply contracts, see below under “Liquidity and Capital Resources.”

Results of Operations
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three months ended June 30,
Description	2026	2025	Change
	(in thousands)
Revenue	$1,188,596	$1,042,521	$146,075
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	980,255	812,107	168,148
General and administrative	67,169	58,344	8,825
Transaction and other costs	7,691	—	7,691
Depreciation, depletion, and amortization	114,213	129,366	(15,153)
(Gain) loss on disposal of assets, net	6,552	5,631	921
Operating income	12,716	37,073	(24,357)
Other income, net	(39,559)	(58,080)	18,521
Net income before income taxes	52,275	95,153	(42,878)
Income tax expense	9,154	24,137	(14,983)
Net income	43,121	71,016	(27,895)
Revenue
Our revenue increased $146.1 million, or 14%, to $1.2 billion for the three months ended June 30, 2026 compared to $1.0 billion for the three months ended June 30, 2025. The increase in revenue was predominantly driven by elevated activity levels and corresponding improvement in utilization.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) increased $168.1 million, or 21%, to $980.3 million for the three months ended June 30, 2026 compared to $812.1 million for the three months ended June 30, 2025. The increase in expense was primarily related to increases in parts and material volumes and personnel costs commensurate with the increase in activity levels.
General and Administrative
General and administrative expenses increased $8.8 million, or 15%, to $67.2 million for the three months ended June 30, 2026 compared to $58.3 million for the three months ended June 30, 2025, primarily due to increased variable compensation costs and increased corporate costs to support higher activity levels and the expansion of our power business.
Transaction and Other Costs
Transaction and other costs increased to $7.7 million during the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. The increase is due to tariffs and duties assessed during the quarter on certain pump components imported from other countries. We have adjusted our supply chain strategy to reduce our tariff exposure on such components in future periods.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $15.2 million, or 12%, to $114.2 million for the three months ended June 30, 2026 compared to $129.4 million for the three months ended June 30, 2025. The decrease during the three months ended June 30, 2026 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.

(Gain) loss on Disposal of Assets, net
The Company recorded a loss on disposal of assets, net of $6.6 million for the three months ended June 30, 2026 compared to a $5.6 million loss for the three months ended June 30, 2025, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management.
Other (Income) Expense, net
The Company recognized other income, net of $39.6 million for the three months ended June 30, 2026 compared to $58.1 million for the three months ended June 30, 2025. Other (income) expense, net is primarily comprised of gain on investments, net of $42.9 million related to investments in equity securities measured at fair value for the three months ended June 30, 2026, compared to $68.2 million during the three months ended June 30, 2025. Additionally, interest expense, net decreased $6.8 million primarily as a result of the paydown of the Company’s balance on the Revolving Credit Facility in connection with the issuance of the 2031 Notes and 2032 Notes. Refer to “Liquidity and Capital Resources” below for further discussion of the Company’s outstanding financing agreements.
Income Tax Expense
The Company recognized income tax expense of $9.2 million for the three months ended June 30, 2026, an effective rate of 17.5%, compared to $24.1 million for the three months ended June 30, 2025, an effective rate of 25.0%. The decrease in income tax expense was attributable to the decrease in net income before income taxes as well as a decrease in the effective tax rate.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

	Six months ended June 30,
Description	2026	2025	Change
	(in thousands)
Revenue	$2,209,780	$2,019,982	$189,798
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	1,824,072	1,573,723	250,349
General and administrative	126,712	124,119	2,593
Transaction and other costs	7,691	811	6,880
Depreciation, depletion, and amortization	228,272	257,108	(28,836)
(Gain) loss on disposal of assets, net	(11,961)	8,976	(20,937)
Operating income	34,994	55,245	(20,251)
Other income, net	(49,144)	(67,825)	18,681
Net income before income taxes	84,138	123,070	(38,932)
Income tax expense	18,459	31,943	(13,484)
Net income	65,679	91,127	(25,448)
Revenue
Our revenue increased $189.8 million, or 9%, to $2.2 billion for the six months ended June 30, 2026 compared to $2.0 billion for the six months ended June 30, 2025. The increase in revenue was predominantly driven by elevated activity levels and corresponding improvement in utilization.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) increased $250.3 million, 16%, to $1.8 billion for the six months ended June 30, 2026 compared to $1.6 billion for the six months ended June 30, 2025. The increase in expense was primarily related to increases in parts and material volumes and personnel costs commensurate with the increase in activity levels.
General and Administrative
General and administrative expenses increased $2.6 million, or 2%, to $126.7 million for the six months ended June 30, 2026 compared to $124.1 million for the six months ended June 30, 2025, primarily due to increased variable compensation costs and increased corporate cost to support higher activity levels and the continued expansion of our power business, partially offset by lower stock-based compensation expense as the prior year period included stock-based compensation in connection with the resignation of the Company's previous Chief Executive Officer upon his confirmation to the Secretary of Energy of the United States.

Transaction and Other Costs
Transaction and other costs increased to $7.7 million during the six months ended June 30, 2026, compared to $0.8 million for the six months ended June 30, 2025. The increase is due to tariffs and duties assessed during the quarter on certain pump components imported from other countries. We have adjusted our supply chain strategy to reduce our tariff exposure on such components in future periods.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $28.8 million, or 11%, to $228.3 million for the six months ended June 30, 2026 compared to $257.1 million for the six months ended June 30, 2025. The decrease during the six months ended June 30, 2026 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.
(Gain) loss on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $12.0 million for the six months ended June 30, 2026 compared to a $9.0 million loss for the six months ended June 30, 2025, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management. Additionally, during the six months ended June 30, 2026, the Company received insurance proceeds related to losses recorded in prior periods.
Other (Income) Expense, net
The Company recognized other income, net of $49.1 million for the six months ended June 30, 2026 compared to $67.8 million for the six months ended June 30, 2025. Other (income) expense, net is comprised of gain on investments, net of $60.2 million related to investments in equity securities measured at fair value for the six months ended June 30, 2026, compared to $87.5 million during the six months ended June 30, 2025. Additionally, interest expense, net decreased $8.6 million primarily as a result of the paydown of the Company’s balance on the Revolving Credit Facility in connection with the issuance of the 2031 Notes and 2032 Notes. Refer to “Liquidity and Capital Resources” below for further discussion of the Company’s outstanding financing agreements.
Income Tax Expense
The Company recognized income tax expense of $18.5 million for the six months ended June 30, 2026, an effective rate of 21.9%, compared to $31.9 million for the six months ended June 30, 2025, an effective rate of 26.0%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes as well as a decrease in the effective tax rate.
Comparison of Non-GAAP Financial Measures
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income before interest, income taxes, and depreciation, depletion, and amortization. We define Adjusted EBITDA as EBITDA adjusted to eliminate the effects of items such as non-cash stock-based compensation, new fleet or new basin start-up costs, fleet lay-down costs, gain or loss on the disposal of assets, net, bad debt reserves, transaction and other costs, the gain or loss on remeasurement of liability under our tax receivable agreements, the gain or loss on investments, net, and other expenses that management does not consider in assessing ongoing performance.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025: EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2026	2025	Change	2026	2025	Change
	(in thousands)
Net income	$43,121	$71,016	$(27,895)	$65,679	$91,127	$(25,448)
Depreciation, depletion, and amortization	114,213	129,366	(15,153)	228,272	257,108	(28,836)
Interest expense, net	3,354	10,162	(6,808)	11,085	19,705	(8,620)
Income tax expense	9,154	24,137	(14,983)	18,459	31,943	(13,484)
EBITDA	$169,842	$234,681	$(64,839)	$323,495	$399,883	$(76,388)
Stock-based compensation expense	9,973	8,101	1,872	17,999	26,181	(8,182)
(Gain) loss on disposal of assets, net	6,552	5,631	921	(11,961)	8,976	(20,937)
Gain on investments, net	(42,913)	(68,242)	25,329	(60,229)	(87,530)	27,301
Transaction and other costs	7,691	—	7,691	7,691	811	6,880
Provision for credit losses	—	627	(627)	—	627	(627)
Adjusted EBITDA	$151,145	$180,798	$(29,653)	$276,995	$348,948	$(71,953)
EBITDA was $169.8 million for the three months ended June 30, 2026 compared to $234.7 million for the three months ended June 30, 2025. Adjusted EBITDA was $151.1 million for the three months ended June 30, 2026 compared to $180.8 million for the three months ended June 30, 2025. The decreases in EBITDA and Adjusted EBITDA primarily result from a decrease in Net Income, which is resulting from the increase in costs of services out pacing the increase in revenue due to increased materials pricing and personnel costs for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
EBITDA was $323.5 million for the six months ended June 30, 2026 compared to $399.9 million for the six months ended June 30, 2025. Adjusted EBITDA was $277.0 million for the six months ended June 30, 2026 compared to $348.9 million for the six months ended June 30, 2025. The decreases in EBITDA and Adjusted EBITDA primarily result from a decrease in Net Income, which is resulting from the increase in costs of services out pacing the increase in revenue due to increased materials pricing and personnel costs for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
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

During the six months ended June 30, 2026, we issued the 2031 Notes and the 2032 Notes for net proceeds of $746.0 million and $511.3 million, respectively, after deducting the initial purchasers’ discount and commissions and offering expenses paid by us. We also entered into privately negotiated capped call transactions with respect to each of the 2031 Notes and the 2032 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $109.3 million and $77.2 million, respectively. Refer to Note 7— Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the 2031 Notes and the 2032 Notes.
We plan to raise funds, and may incur additional debt, through project specific financing including non-recourse debt, and co-investments or equity to support the expansion of our distributed power business. Our primary uses of capital have been capital expenditures to support growth for our completions business, both organic and through acquisitions, and funding ongoing operations, including purchasing long-lead time equipment for our distributed power solutions business, and maintenance and fleet upgrades, as well as the repurchases of, and dividends on, shares of our Class A Common Stock (the “Class A Common Stock”).
Cash and cash equivalents increased by $527.8 million to $555.4 million as of June 30, 2026 compared to $27.6 million as of December 31, 2025, while working capital excluding cash and current liabilities under debt and lease arrangements increased $85.4 million.
As of June 30, 2026, the Company was party to the Credit Agreement, which provides for a revolving line of credit up to $750.0 million. The Credit Agreement is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets available to finance working capital needs. In the first quarter of 2026 the Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit. As of June 30, 2026, the borrowing base was calculated to be $467.7 million, and the Company had no amounts outstanding, excluding letters of credit in the amount of $19.4 million, with $448.3 million of remaining availability.
The Credit Agreement contains financial covenants that we are required to maintain, in addition to covenants that restrict our ability to take certain actions. As of June 30, 2026, we were in compliance with all debt covenants.
See Note 7—Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Share Repurchase Program
Under our share repurchase program, the Company is authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. Shares may be repurchased from time to time for cash in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, or by other means in accordance with applicable federal securities laws. The timing and the amount of repurchases will be determined by the Company at its discretion based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our Class A Common Stock and may be modified, suspended, extended, or terminated at any time without prior notice. The Company expects to fund any repurchases by using cash on hand, borrowings under the Revolving Credit Facility, and expected free cash flow to be generated through the duration of the share repurchase program. The Company did not repurchase or retire any shares of Class A Common Stock under the share repurchase program during the three or six months ended June 30, 2026.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Description	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$141,442	$362,707	$(221,265)
Net cash used in investing activities	(364,606)	(189,293)	(175,313)
Net cash provided by financing activities	752,047	(174,083)	926,130
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2026 and 2025
Operating Activities. Net cash provided by operating activities was $141.4 million for the six months ended June 30, 2026, compared to $362.7 million for the six months ended June 30, 2025. The $221.3 million decrease in cash from operating activities is attributable to a $119.6 million decrease in cash from changes in working capital for the six months ended June 30, 2026, compared to a $61.7 million increase in cash from changes in working capital for the six months ended June 30, 2025. Additionally cash from operating activities decreased due to a $229.8 million increase in cash operating expenses, interest expense, net, and income tax expense, offset by a $189.8 million increase in revenues.
Investing Activities. Net cash used in investing activities was $364.6 million for the six months ended June 30, 2026, compared to $189.3 million for the six months ended June 30, 2025. Cash used in investing activities was higher during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to a $109.4 million increase in equipment purchases, capitalized maintenance, and capital deposits, a decrease in the proceeds on sale of equity securities of $80.8 million, and an increase of $9.7 million for shares purchased in Tamboran. These increases in cash used in investing activities were partially offset by a decrease from the acquisition of IMG Energy Solutions of $15.2 million in the six months ended June 30, 2025, and an increase of $9.4 million in cash proceeds from the sale of assets. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition.
Financing Activities. Net cash provided by financing activities was $752.0 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $174.1 million for the six months ended June 30, 2025. The $926.1 million increase in cash provided by financing activities was primarily due to an increase in net borrowing activities of $887.7 million which includes the initial cash received from the 2031 Notes and the 2032 Notes, purchase of capped calls, net borrowings under the Caterpillar Agreement, net borrowings and repayments on the Revolving Credit Facility, and payment of debt issuance costs. Additionally, there was a $24.9 million decrease in share repurchases, a $32.9 million decrease in cash paid under the TRA liability, offset by a $1.8 million increase in tax withholdings for RSUs, a $14.2 million increase in cash paid for finance leases and a $3.4 million increase in dividends paid.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt including the 2032 Notes, 2031 Notes and the Revolving Credit Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. During the six months ended June 30, 2026, the Company issued $770.0 million aggregate principal amount and $525.0 million aggregate principal amount of the 2031 Notes and the 2032 Notes, respectively. See Note 7 —Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Certain amounts included in our contractual obligations as of June 30, 2026 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of June 30, 2026, except for purchase commitments for generation assets to support our distributed power business and under sand supply agreements of which $35.2 million is payable within 2026, and $0.0 million is payable thereafter.
During the year, we entered into various equipment supply contracts for the purchase of power generation equipment, including engines, balance of plant equipment, and related services for our distributed power solutions business for an aggregate price of approximately $1.3 billion. As of June 30, 2026, the total remaining commitments under these contracts was $1.1 billion. These remaining payments are to be made in installments in connection with the scheduling, delivery, performance testing, and takeover of the equipment. In addition, on July 22, 2026, we entered into an additional equipment supply contract with CAT, which has a purchase price of approximately $801 million. We expect to receive the equipment currently on order under these supply contracts beginning in 2027 through 2030. The timing and amount of these obligations may change as a result of supplier manufacturing and delivery schedules, site readiness, transportation, customs-clearance requirements, governmental approvals, performance testing, force majeure events, change orders and contractual modifications, or other circumstances. We could incur significant additional capital expenditures if activity levels or opportunities increase during the course of the year. We intend to fund these capital expenditures using the primary sources of liquidity described above.
As of June 30, 2026, we had outstanding finance lease obligations of $264.2 million and operating lease obligations of $57.0 million.
There have been no other material changes to cash requirements since the year ended December 31, 2025.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the six months ended June 30, 2026 was 21.9% compared to 26.0%, for the period ended June 30, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as GILTI inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized an income tax expense of $9.2 million and $18.5 million during the three and six months ended June 30, 2026, respectively. The Company recognized an income tax expense of $24.1 million and $31.9 million during the three and six months ended June 30, 2025, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of June 30, 2026 and December 31, 2025, the Company’s net deferred tax liabilities were $170.2 million and $195.6 million, respectively.
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
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income. For the three and six months ended June 30, 2026, the Company recorded a foreign currency translation loss of $3.7 million and $5.5 million, respectively, to comprehensive income. For the three and six months ended June 30, 2025, the Company recorded a foreign currency translation gain of $6.0 million and $6.1 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2025. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information relating to legal proceedings is described in Note 14—Commitments & Contingencies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
In addition to the risk factors and other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results.
There have been no material changes to the risk factors in the Annual Report except as follows:
Laws and regulations regarding the development and operation of data centers could adversely affect demand for our distributed power solutions.
Various federal, state, local, and foreign governmental authorities have enacted or are considering laws and regulations regarding the development of data center infrastructure. This includes moratoria on new data center development, enhanced permitting and environmental review processes, and operational requirements or restrictions relating to energy efficiency, electricity and water consumption, traffic congestion, noise mitigation, or other community-impact measures. The implementation of moratoria and new requirements and restrictions could increase costs, delay, or reduce planned data center infrastructure investments, limit the size and location of data centers, or otherwise constrain the deployment or expansion of data center infrastructure by our customers. Any sustained reduction or delay in data center development activity or operations could materially and adversely affect demand for our distributed power solutions, our results of operations, and our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.
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
Item 5. Other Information
Rule 10b5-1 Plans
During the quarter ended June 30, 2026, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Entry into a Material Definitive Agreement
Supply Contract for Power Generation Equipment
On July 22, 2026, Liberty Advanced Equipment Technologies LLC (the “Purchaser”), a wholly owned subsidiary of Liberty Energy Inc. (the “Company”), entered into an equipment supply contract with Caterpillar Inc. (“Caterpillar”) for the purchase of power generation equipment, including engines and certain balance of plant equipment (collectively, the “Equipment”), for the Company’s prospective data center and other distributed power projects (the “Supply Contract”). The Supply Contract has a purchase price of approximately $801 million (the “Contract Price”). The Contract Price does not include any import taxes, import duties, customs duties, tariffs, and other similar charges, which are payable by the Purchaser to the extent due.

The payment schedule for the Contract Price includes a payment due at the time of ordering the Equipment with the remaining payments being made in installments in connection with the assembly and delivery of the Equipment. Delivery of the Equipment is scheduled to occur beginning in 2027 through early 2029.
The Supply Contract provides that Caterpillar has limited its liability under specified conditions and that Caterpillar is subject to paying liquidated damages under certain conditions for failure to achieve delivery milestones and performance guarantees. The Purchaser may terminate the Supply Contract with respect to individual engines for continued failure to achieve delivery milestones, and for convenience subject to payment of defined cancellation charges. In addition, either party may terminate the Supply Contract for material breach and may be entitled to receive refunds, termination payments, and/or damages.
The foregoing description of the Supply Contract does not purport to be complete and is qualified in its entirety by reference to the full text of the Supply Contract, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. (1)

3.2	Third Amended and Restated Bylaws of Liberty Energy Inc. (1)

10.1	Supply Contract, dated May 1, 2026, by and between Liberty Advanced Equipment Technologies LLC and Bergen Engines AS ***+

10.2	Supply Contract, dated May 1, 2026, by and between Liberty Advanced Equipment Technologies LLC and Bergen Engines AS ***+

10.3	Supply Contract, dated June 22, 2026, by and between Liberty Advanced Equipment Technologies LLC and Wärtsilä North America, Inc. ***+

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed on July 25, 2025.

*	Filed herewith.

**	Furnished herewith.

***	Portions of this exhibit have been redacted because the company has determined that the redacted information is not material and is the type that the company treats as private or confidential

+	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Ron Gusek
Date:	July 23, 2026	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	July 23, 2026	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	July 23, 2026	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)