Form 10-Q
period 2026-09-30
Liberty Energy Inc.
filed 2026-10-22
CIK 1694028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐     (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 19, 2026, the registrant had 163,191,416 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LIBERTY ENERGY INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$118,973	$27,554
Accounts receivable—trade, net of allowances for credit losses of $886 and $886, respectively	429,069	351,717
Unbilled revenue	327,696	253,653
Inventories	181,071	188,125
Prepaid and other current assets	61,448	56,921
Total current assets	1,118,257	877,970
Property and equipment, net	2,775,804	2,054,185
Finance lease right-of-use assets	317,999	342,469
Operating lease right-of-use assets	61,021	64,983
Investments	127,300	123,888
Other assets	89,480	94,810
Total assets	$4,489,861	$3,558,305
Liabilities and Equity
Current liabilities:
Accounts payable including amounts due to related parties of $1,634 and $0, respectively	$446,205	$358,623
Accrued liabilities	292,943	232,147
Current portion of payable pursuant to tax receivable agreements	—	7,888
Current portion of long-term debt	11,906	5,097
Current portion of finance lease liabilities	85,787	94,202
Current portion of operating lease liabilities	20,247	22,396
Total current liabilities	857,088	720,353
Long-term debt, net of current portion and deferred financing costs of $33,645 and $73, respectively	1,278,666	241,510
Deferred tax liability	159,611	195,602
Payable pursuant to tax receivable agreements	66,870	66,870
Noncurrent portion of finance lease liabilities	167,276	213,296
Noncurrent portion of operating lease liabilities	39,652	41,785
Total liabilities	2,569,163	1,479,416
Commitments & contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 10,000 shares authorized and none issued and outstanding	—	—
Common Stock:
Class A, $0.01 par value, 400,000,000 shares authorized and 163,191,416 issued and outstanding as of September 30, 2026 and 161,979,222 issued and outstanding as of December 31, 2025	1,632	1,620
Class B, $0.01 par value, 400,000,000 shares authorized and none issued and outstanding	—	—
Additional paid in capital	842,975	978,384
Retained earnings	1,094,997	1,112,747
Accumulated other comprehensive loss	(18,906)	(13,862)
Total stockholders’ equity	1,920,698	2,078,889
Total liabilities and equity	$4,489,861	$3,558,305
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue	$1,196,156	$947,397	$3,405,936	$2,961,532
Revenue—related parties	—	—	—	5,847
Total revenue	1,196,156	947,397	3,405,936	2,967,379
Operating costs and expenses:
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	995,049	769,761	2,819,121	2,343,484
General and administrative	69,479	58,284	196,191	182,403
Transaction and other costs	(215)	—	7,476	811
Depreciation, depletion, and amortization	113,704	122,981	341,976	380,089
(Gain) loss on disposal of assets, net	(1,165)	(1,210)	(13,126)	7,766
Total operating costs and expenses	1,176,852	949,816	3,351,638	2,914,553
Operating income (loss)	19,304	(2,419)	54,298	52,826
Other (income) expense:
Loss (gain) on investments, net	62,892	(68,353)	2,663	(155,883)
Interest expense, net	5,898	10,902	16,983	30,607
Total other (income) expense, net	68,790	(57,451)	19,646	(125,276)
Net (loss) income before income taxes	(49,486)	55,032	34,652	178,102
Income tax (benefit) expense	(10,423)	11,977	8,036	43,920
Net (loss) income	$(39,063)	$43,055	$26,616	$134,182

Net (loss) income per common share:
Basic	$(0.24)	$0.27	$0.16	$0.83
Diluted	$(0.24)	$0.26	$0.16	$0.81
Weighted average common shares outstanding:
Basic	163,191	161,959	162,755	161,921
Diluted	163,191	165,066	166,855	165,126

See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(39,063)	$43,055	$26,616	$134,182
Other comprehensive (loss) income
Foreign currency translation	461	(2,377)	(5,044)	3,705
Comprehensive (loss) income	$(38,602)	$40,678	$21,572	$137,887
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per unit and per share data)
(Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2025	161,979	—	$1,620	$—	$978,384	$1,112,747	$(13,862)	$2,078,889
$0.27/share of Class A Common Stock dividend	—	—	—	—	—	(44,366)	—	(44,366)
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	—	—	(144,060)	—	—	(144,060)
Stock-based compensation expense	—	—	—	—	28,001	—	—	28,001
Vesting of restricted stock units, net	1,212	—	12	—	(19,350)	—	—	(19,338)
Currency translation adjustment	—	—	—	—	—	—	(5,044)	(5,044)
Net income	—	—	—	—	—	26,616	—	26,616
Balance—September 30, 2026	163,191	—	$1,632	$—	$842,975	$1,094,997	$(18,906)	$1,920,698

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2024	161,859	—	$1,619	$—	$977,484	$1,019,517	$(19,751)	$1,978,869
$0.24/share of Class A Common Stock dividend	—	—	—	—	—	(39,731)	—	(39,731)
Share repurchases	(1,546)	—	(16)	—	(23,942)	—	—	(23,958)
Excise tax on share repurchases	—	—	—	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	33,482	—	—	33,482
Vesting of restricted stock units, net	1,654	—	17	—	(16,870)	—	—	(16,853)
Currency translation adjustment	—	—	—	—	—	—	3,705	3,705
Net income	—	—	—	—	—	134,182	—	134,182
Balance—September 30, 2025	161,967	—	$1,620	$—	$970,123	$1,113,968	$(16,046)	$2,069,665
See Notes to Condensed Consolidated Financial Statements.

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$26,616	$134,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	341,976	380,089
(Gain) loss on disposal of assets, net	(13,126)	7,766
Stock-based compensation expense	28,001	33,482
Deferred income tax expense	8,036	42,107
Loss (gain) on investments, net	2,663	(155,883)
Cash return on equity method investment	2,889	3,606
Other non-cash items, net	1,107	4,090
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(152,264)	(39,215)
Accounts receivable and unbilled revenue—related party		4,234
Inventories	7,802	16,882
Prepaid and other assets	(4,111)	(63,354)
Accounts payable and accrued liabilities	113,717	47,745
Accounts payable and accrued liabilities—related party	1,634	(334)
Initial payment of operating lease liability	(632)	(1,234)
Net cash provided by operating activities	364,308	414,163
Cash flows from investing activities:
Purchases of property and equipment and construction in-progress	(1,006,818)	(390,106)
Investment in equity securities	(9,696)	—
Acquisition of IMG Energy Solutions, net of cash received	—	(15,208)
Sales of equity securities	—	80,839
Proceeds from sale of assets	29,975	22,148
Net cash used in investing activities	(986,539)	(302,327)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	1,295,000	—
Purchase of capped calls related to convertible senior notes	(186,515)	—
Proceeds from borrowings on line-of-credit	142,000	1,350,000
Repayments of borrowings on line-of-credit	(372,000)	(1,287,500)
Borrowings on long-term debt	19,037	—
Repayments of long-term debt	(6,492)	—
Payments of debt issuance costs	(36,825)	(4,660)
Payments on finance lease obligations	(68,382)	(54,054)
Class A Common Stock dividends and dividend equivalents upon restricted stock vesting	(45,007)	(39,900)
Payments of payables pursuant to tax receivable agreements	(7,888)	(40,757)
Share repurchases	—	(24,882)
Tax withholding on restricted stock units	(18,648)	(16,835)
Net cash provided by (used in) financing activities	714,280	(118,588)
Net increase (decrease) in cash and cash equivalents before translation effect	92,049	(6,752)
Translation effect on cash	(630)	222
Cash and cash equivalents—beginning of period	27,554	19,984
Cash and cash equivalents—end of period	$118,973	$13,454

LIBERTY ENERGY INC.
Condensed Consolidated Statements of Cash Flows (cont.)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Net (refund received) cash paid for income taxes	$(2,936)	$23,076
Cash paid for interest	$20,188	$30,261
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$91,339	$70,986
Capital expenditures reclassified from prepaid and other current assets	$—	$41,883
Capital expenditures reclassified from finance lease right-of-use assets	$—	$907
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
The accompanying unaudited condensed consolidated financial statements and related notes present the condensed consolidated financial position of the Company as of September 30, 2026 and December 31, 2025, the results of operations and equity of the Company as of and for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2026. Further, these estimates and other factors, including those outside the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations, and cash flows.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2—Significant Accounting Policies
Recently Issued Accounting Standards
Financial Instruments: Credit Losses - Measurement of Credit Losses for Accounts Receivable
In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025 and will not have a material impact on the Company’s financial statements.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Inventories
Inventories consist of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Proppants	$17,826	$11,676
Chemicals	17,213	16,302
Maintenance parts	146,032	160,147
	$181,071	$188,125
Note 4—Property and Equipment
Property and equipment consist of the following:

	Estimated
	useful lives	September 30,	December 31,
($ in thousands)	(in years)	2026	2025
Land	N/A	$27,063	$26,466
Field services equipment	2-10	3,314,339	3,203,330
Vehicles	4-7	53,424	56,679
Lease equipment	10	158,329	158,716
Buildings and facilities	5-30	242,109	188,817
Mineral reserves	>25	80,493	80,339
Office equipment, furniture, and software	2-7	14,795	13,081
		3,890,552	3,727,428
Less accumulated depreciation and depletion		(2,092,942)	(1,968,065)
		1,797,610	1,759,363
Capital deposits	N/A	651,559	116,021
Construction in-progress	N/A	326,635	178,801
Property and equipment, net		$2,775,804	$2,054,185
During the three months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $99.4 million and $104.6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized depreciation expense of $298.6 million and $327.2 million, respectively. Depletion expense for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively. Depletion expense for the nine months ended September 30, 2026 and 2025 was $0.8 million and $0.9 million, respectively.
As of September 30, 2026 and December 31, 2025, the Company concluded that no triggering events that could indicate possible impairment of property and equipment had occurred, other than related to the assets held for sale as discussed below.
As of September 30, 2026 and December 31, 2025, the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell and therefore no loss was recorded during the nine months ended September 30, 2026.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$13,445	$14,693	$40,502	$42,098
Interest on lease liabilities	4,386	5,356	14,142	15,446
Operating lease cost	7,197	9,204	23,045	26,938
Variable lease cost	1,825	1,567	5,623	4,612
Short-term lease cost	772	790	2,279	2,570
Total lease cost, net	$27,625	$31,610	$85,591	$91,664

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating leases	$7,521	$9,809	$24,128	$27,072
Finance leases	27,148	25,223	82,380	69,509
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,913	8,765	18,211	23,071
Finance leases	15,013	37,261	22,791	87,885
Lease terms and discount rates as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	4.0	4.1
Finance leases	2.4	2.9
Weighted-average discount rate:
Operating leases	8.4%	7.6%
Finance leases	6.7%	6.9%

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease commitments as of September 30, 2026 are as follows:

($ in thousands)	Finance	Operating
Remainder of 2026	$28,724	$6,462
2027	91,237	22,323
2028	96,095	14,924
2029	57,030	11,269
2030	5,194	5,995
Thereafter	—	7,972
Total lease payments	278,280	68,945
Less imputed interest	25,217	9,046
Total	$253,063	$59,899
The Company’s vehicle leases typically include a residual value guarantee. For the Company’s vehicle leases classified as operating leases, the total residual value guaranteed as of September 30, 2026 is $13.4 million; the payment is not probable and therefore has not been included in the measurement of the lease liability and right-of-use asset. For vehicle leases that are classified as finance leases, the Company includes the residual value guarantee, estimated in the lease agreement, in the financing lease liability.
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
The carrying amount of lease equipment, included in property, plant and equipment, that are leased to others under an operating lease or are available to lease as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Equipment leased to others - at original cost	$158,329	$158,716
Less: Accumulated depreciation	(70,992)	(59,299)
Equipment leased to others - net	$87,337	$99,417
Future payments receivable for long-term non-cancelable operating leases as of September 30, 2026 are as follows:

($ in thousands)
Remainder of 2026	$130
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$130
Revenues from operating leases for the three and nine months ended September 30, 2026 were $4.4 million and $13.7 million, respectively. Revenues from operating leases for the three and nine months ended September 30, 2025 were $11.3 million and $39.4 million, respectively.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

($ in thousands)	September 30, 2026	December 31, 2025
Accrued vendor invoices	$103,597	$86,952
Operations accruals	83,132	57,483
Accrued benefits and other	106,214	87,712
	$292,943	$232,147
Note 7—Debt
Debt consists of the following:

($ in thousands)	September 30, 2026	December 31, 2025
Convertible Senior Notes Outstanding	$1,295,000	$—
Term Loan outstanding	29,217	16,680
Revolving Credit Facility	—	230,000
Deferred financing costs	(33,645)	(73)
Total debt, net of deferred financing costs	$1,290,572	$246,607
Current portion of long-term debt	$11,906	$5,097
Long-term debt, net of deferred financing cost and current portion	1,278,666	241,510
Total debt, net of deferred financing costs	$1,290,572	$246,607
For the three months ended September 30, 2026 and September 30, 2025, the Company had amortization expense on the deferred financing costs of $2.2 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company had amortization expense on the deferred financing costs of $5.4 million and $0.7 million, respectively.
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
The indenture governing the 2031 Notes contains customary covenants and sets forth certain events of default after which the 2031 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2031 Notes become automatically due and payable. The indenture governing the 2031 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company’s obligations under the indenture. The Company was in compliance with all covenants as of September 30, 2026.
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
The capped call transactions related to the 2031 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2031 Notes are included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.
The Company elected to integrate the 2031 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $109.3 million being deductible as original discount interest for tax purposes over the term of the 2031 Notes. In March 2026, the Company recorded a deferred tax asset of $24.9 million with respect to the 2031 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
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
The indenture governing the 2032 Notes contains customary covenants and sets forth certain events of default after which the 2032 Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2032 Notes become automatically due and payable. The indenture governing the 2032 Notes limits the Company’s ability to merge or consolidate with other entities, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless resulting, surviving or transferee person satisfies certain requirements and assumes the Company's obligations under the indenture. The Company was in compliance with all covenants as of September 30, 2026.
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
The capped call transactions related to the 2032 Notes are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of any 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the 2032 Notes are included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026, with no remeasurement in subsequent periods as it meets the tax integration criteria for equity classification.
The Company elected to integrate the 2032 Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $77.2 million being deductible as original discount interest for tax purposes over the term of the 2032 Notes. In March 2026, the Company recorded a deferred tax asset of $17.6 million with respect to the 2032 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
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
As of September 30, 2026 and December 31, 2025, the Company had $29.2 million and $16.7 million, respectively, outstanding under the Caterpillar Agreement with maturity dates ranging from January 1, 2029 to July 1, 2029. The net book

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value of assets pledged as collateral under this agreement totaled less than 5% of the Company’s field service equipment as of September 30, 2026 and December 31, 2025, respectively.
Borrowings, under the Caterpillar Agreement incurred interest at a weighted average rate of 6.6% as of September 30, 2026 and December 31, 2025.
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
On February 3, 2026, the Company entered into the first amendment to the Credit Agreement that, among other things, (i) permits the incurrence of new bridge loan indebtedness in an aggregate principal amount not to exceed $600.0 million (“Permitted Bridge Indebtedness”), which must be incurred on or prior to June 30, 2026 and have a scheduled maturity date not later than 365 days from the date of incurrence, (ii) subject to certain limitations and requirements, permits liens securing the Permitted Bridge Indebtedness, (iii) increases the basket for permitted convertible indebtedness from $300.0 million to $600.0 million, which basket is in addition to other baskets permitting the incurrence of such indebtedness, and (iv) amends the maturity date of the Revolving Credit Facility to provide that such maturity date will be accelerated to the date that is 91 days prior to the stated maturity of any outstanding Permitted Bridge Indebtedness if such Permitted Bridge Indebtedness is still outstanding on such date. As of September 30, 2026, the Company had not incurred any Permitted Bridge Indebtedness, and as a result, no future Permitted Bridge Indebtedness may be incurred pursuant thereto.
The Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit.
The Credit Agreement provides for a revolving credit facility with commitments of $750.0 million, subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets. As of September 30, 2026, the borrowing base was calculated to be $580.1 million. As of September 30, 2026, the Company had no borrowings outstanding, and had letters of credit in the amount of $30.2 million, with $549.9 million of remaining availability. Borrowings under the Revolving Credit Facility bear interest at Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable SOFR margin of 2.0% to 2.25% or applicable base rate margin of 1.0% to 1.25%, depending on the Company’s most recent leverage ratio, as defined in the Credit Agreement. The average monthly unused commitment under the Revolving Credit Facility is subject to an unused commitment fee of 0.25% to 0.375%.
Borrowings as of December 31, 2025 incurred interest at a weighted average rate of 6.6%, and there were no borrowings outstanding as of September 30, 2026 under the Revolving Credit Facility.
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
Prior to the Second Amendment (defined below), the Credit Agreement was subject to certain financial covenants, including maintaining a leverage ratio, as defined in the Credit Agreement of not more than 3.5 to 1.0. The Credit Agreement also requires a senior leverage ratio of not more than 2.5 to 1.0, as defined in the Credit Agreement and the Company is required to maintain a minimum fixed charge coverage ratio, as defined in the Credit Agreement, of 1.0 to 1.0 for each period if excess availability is less than 10% of the borrowing base or $52.5 million, whichever is greater.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On October 20, 2026, the Company entered into the second amendment to the Credit Agreement (the "Second Amendment") which, effective September 30, 2026, temporarily increases the maximum permitted leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the fiscal quarters ending September 30, 2026 through March 31, 2027, with step-downs to 4.25 to 1.00 for the fiscal quarter ending June 30, 2027, 4.00 to 1.00 for fiscal quarter ending September 30, 2027, and 3.75 to 1.00 for the fiscal quarter ending December 31, 2027, before returning to 3.50 to 1.00 for each fiscal quarter ending on or after March 31, 2028. The Second Amendment also removed the $25.0 million limitation on the deduction of unrestricted cash and cash equivalents in calculating the leverage ratio and senior leverage ratio for purposes of testing compliance with such financial covenants when no loans are outstanding.
The Company was in compliance with these covenants, as amended by the Second Amendment as of September 30, 2026.
Retired Credit Facility
The Company was previously party to a revolving credit facility up to $525.0 million (the “ABL Facility”), subject to certain borrowing base limitations based on a percentage of eligible accounts receivable and inventory. Borrowings under the ABL Facility bore interest at SOFR or a base rate, plus an applicable SOFR margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0%, as described in the ABL Facility credit agreement. Additionally, the average monthly unused commitment was subject to an unused commitment fee of 0.25% to 0.375%. The ABL Facility had a maturity date of January 23, 2028, and borrowings were collateralized by accounts receivable and inventory, and further secured by the Company as parent guarantor. Effective July 24, 2025, a portion of the proceeds from the Revolving Credit Facility were used to pay off the outstanding debt under the ABL Facility. Effective July 24, 2025 the ABL Facility was repaid in full and all commitments released.
Maturities of debt are as follows:

($ in thousands)
Remainder of 2026	$1,984
2027	11,906
2028	11,906
2029	3,421
2030	—
Thereafter	1,295,000
$1,324,217
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
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborating market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborating market data is no longer available. Transfers occur at the end of the reporting period. No transfers between Levels 1, 2, or 3 occurred during the nine months ended September 30, 2026 and 2025.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments in equity securities, accounts payable, accrued liabilities, long-term debt, and finance and operating lease obligations. The carrying values of all of the Company’s financial instruments included in the accompanying unaudited condensed consolidated balance sheets approximated or equaled their fair values on September 30, 2026 and December 31, 2025.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including accrued liabilities) approximated fair value on September 30, 2026 and December 31, 2025, due to their short-term nature.
•The carrying value of investments in equity securities were measured at fair value on September 30, 2026 and December 31, 2025 based on quoted prices in active markets.
•The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value on September 30, 2026 and December 31, 2025, as the effective interest rates approximated market rates. Long-term debt agreements that are not remeasured at fair value include the 2031 Notes and the 2032 Notes. As of September 30, 2026, the estimated fair value of the convertible senior notes was $1.1 billion, which was based on observable market prices in less active markets and were categorized as Level 2 in the fair value hierarchy.
•The carrying values of amounts outstanding under finance and operating lease obligations approximated fair value on September 30, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.
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
As of September 30, 2026 and December 31, 2025 the Company classified $4.0 million of land and $12.7 million of buildings, net of accumulated depreciation, of three properties that it intends to sell within the next year, and that meet the held for sale criteria, to assets held for sale, included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company estimated the fair value of the properties based on the listed selling price for the three properties, which is a Level 3 input. The Company estimates that the carrying values of the assets are less than the fair values less the estimated costs to sell, and therefore no loss was recorded during the nine months ended September 30, 2026.
Recurring Measurements
The fair values of the Company’s cash equivalents measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts. As of September 30, 2026 and December 31, 2025, the Company had cash equivalents measured at fair value of $92.4 million and $0.3 million, respectively.
The following table presents the balances of the investments measured at their fair value as of September 30, 2026:

	Fair Value		Gain / (Loss) on Investments
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025	2026	2025
Investment in Oklo Inc.	$19,843	$38,465	$(8,206)	$57,644	$(18,621)	$144,879
Investment in Tamboran Resources Corporation	44,039	24,325	601	5,414	7,885	5,709
Investment in Fervo Energy Company	48,740	40,738	(56,092)	—	8,002	—
Other Investments Carried at Fair Value	9,408	11,469	805	5,295	71	5,295
Total Investments Carried at Fair Value	$122,030	$114,997	$(62,892)	$68,353	$(2,663)	$155,883
The investments carried at fair value are presented within "Investments" on the accompanying unaudited condensed consolidated balance sheets along with other investments, primarily consisting of our equity method investment in Nomad Proppant Services LLC (“Nomad”), which is described further in Note 13—Related Party Transactions. The Gain / (Loss) on Investments is included in (loss) gain on investments, net in the accompanying unaudited condensed consolidated statements of operations.
The Company holds an investment in Oklo Inc. (“Oklo”) which is traded on the NYSE. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, the Company holds both common stock and depository interests representing shares of common stock in Tamboran Resources Corporation (“Tamboran”) which is traded on the NYSE. The Company measures this investment in equity securities at fair value using Level 1 inputs based on quoted prices in an active market. The Company purchased an additional $9.7 million of Tamboran's common stock during the nine months ended September 30, 2026.
In addition to the above investments, the Company holds an investment in Fervo Energy Company (“Fervo”), which completed an initial public offering during the second quarter of 2026 and is traded on the The Nasdaq Stock Market LLC. Prior to the initial public offering, the investment didn’t have a readily determinable fair value, and the Company monitored its investment to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. Following the initial public offering, the fair value of the investment in Fervo became readily determinable, and the use of the measurement alternative was no longer applicable. The Company now measures this investment at fair value on a recurring basis using Level 1 inputs based on quoted market prices in an active market. As of September 30, 2026, the Company’s investment in Fervo was subject to an underwriter lock-up agreement that generally restricts the sale, transfer, pledge, lending or hedging of the shares through November 8, 2026. The restrictions may lapse earlier upon a release or waiver by the underwriter representatives.
Nonfinancial assets
The Company estimates fair value to perform impairment tests as required on long-lived assets and equity method investments. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value within the accompanying unaudited condensed consolidated financial statements. No such measurements were required as of September 30, 2026 and December 31, 2025 as no triggering event was identified.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables.
The Company’s cash and cash equivalent balances on deposit with financial institutions total $119.0 million and $27.6 million as of September 30, 2026 and December 31, 2025, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The majority of the Company’s customers have payment terms of 45 days or less.
The following customers comprised 10% or more of the Company’s consolidated accounts receivable and unbilled revenue:

	September 30, 2026	December 31, 2025
Customer A	9%	16%
Customer C	14%	9%
The following customers comprised 10% or more of the Company’s consolidated revenues:

	The three months ended September 30,		The nine months ended September 30,
	2026	2025	2026	2025
Customer A	8%	12%	9%	11%
Customer B	3%	11%	8%	11%
Customer C	13%	4%	9%	2%
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had $0.9 million in allowance for credit losses as of September 30, 2026 and December 31, 2025, as follows:

($ in thousands)
Provision for credit losses on December 31, 2025	$886
Credit losses:
Current period provision	—
Amounts written off	—
Provision for credit losses on September 30, 2026	$886
Note 9—Equity
Restricted Stock Units
Restricted stock units (“RSUs”) granted pursuant to the Liberty Energy Inc. Amended and Restated Long Term Incentive Plan (“LTIP”), if they vest, will be settled in shares of the Company’s Class A Common Stock. RSUs were granted with vesting terms up to three years. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	2,874,601	$15.94
Granted	1,770,344	25.77
Vested	(1,407,656)	16.21
Forfeited	(69,998)	20.02
Outstanding as of September 30, 2026	3,167,291	$21.22
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) granted pursuant to the LTIP, if they vest, will be settled in shares of the Company’s Class A Common Stock. PSUs were granted with a three-year cliff vesting and performance period, with the vesting percentage of the target award dependent on the satisfaction of the performance goals set forth in the applicable award agreement. The Company records compensation expense based on the Company’s best estimate of the number of PSUs that will vest at the end of the performance period. If such performance targets are not met, or are not expected to be met, no compensation expense is recognized and any recognized compensation expense is reversed. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	938,711	$16.40
Granted	335,286	20.71
Vested	(227,140)	15.64
Forfeited	—	—
Outstanding as of September 30, 2026	1,046,857	$17.95
Stock-based compensation is included in cost of services and general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of operations. The Company recognized stock-based compensation expense of $10.0 million and $28.0 million for the three and nine months ended September 30, 2026, respectively. The Company recognized stock-based compensation expense of $7.3 million and $33.5 million for the three and nine months ended September 30, 2025, respectively. There was approximately $65.4 million of unrecognized compensation expense relating to outstanding RSUs and PSUs as of September 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of two years.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dividends
The Company paid cash dividends of $0.09 per share of Class A Common Stock on March 18, 2026, June 18, 2026, and September 18, 2026 to stockholders of record as of March 4, 2026, June 4, 2026, and September 4, 2026, respectively. During the three and nine months ended September 30, 2026, dividend payments totaled $14.7 million and $44.0 million, respectively.
The Company paid cash dividends of $0.08 per share of Class A Common Stock on March 20, 2025, June 20, 2025, and September 18, 2025 to stockholders of record as of March 6, 2025, June 6, 2025, and September 4, 2025, respectively. During the three and nine months ended September 30, 2025, dividend payments totaled $13.0 million and $38.8 million, respectively.
Additionally, the Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2026 vesting date, which totaled $1.0 million for the nine months ended September 30, 2026. The Company paid accrued dividend equivalents upon vesting for the RSUs and PSUs with a 2025 vesting date, which totaled $1.1 million for the nine months ended September 30, 2025.
As of September 30, 2026 and December 31, 2025, the Company had $2.0 million and $1.7 million of dividend equivalents payable related to RSUs and PSUs to be paid upon vesting, respectively. Dividend equivalents related to forfeited RSUs or PSUs will be forfeited.
Share Repurchase Program
On July 25, 2022, the Company’s board of directors (the “Board”) authorized and the Company announced a share repurchase program that allowed the Company to repurchase the Company’s Class A Common Stock. The share repurchase program expired on July 31, 2026.
During the three and nine months ended September 30, 2026 and 2025, the Company repurchased shares of its Class A Common Stock as follows:

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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the allocation of net income to common stockholders and net income per share computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic Net Income Per Share
Numerator:
Net (loss) income attributable to Liberty Energy Inc. stockholders	$(39,063)	$43,055	$26,616	$134,182
Denominator:
Basic weighted average common shares outstanding	163,191	161,959	162,755	161,921
Basic net (loss) income per share attributable to Liberty Energy Inc. stockholders	$(0.24)	$0.27	$0.16	$0.83
Diluted Net Income Per Share
Numerator:
Net (loss) income attributable to Liberty Energy Inc. stockholders	$(39,063)	$43,055	$26,616	$134,182
Denominator:
Basic weighted average common shares outstanding	163,191	161,959	162,755	161,921
Effect of dilutive securities:
Restricted stock units	—	3,107	4,100	3,205
Diluted weighted average common shares outstanding	163,191	165,066	166,855	165,126
Diluted net (loss) income per share attributable to Liberty Energy Inc. stockholders	$(0.24)	$0.26	$0.16	$0.81
For the three months ended September 30, 2026, the Company reported a net loss. Accordingly, approximately 3.8 million potential common shares related to outstanding restricted stock units and performance stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.
The table above does not include any potential dilutive impact from conversion of the convertible senior notes as the notes were not convertible during the reporting period. Refer to Note 7—Debt for additional information.
Note 11—Income Taxes
The Company is a corporation and is subject to taxation in the United States, Canada, Australia and various state, local and provincial jurisdictions.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2026 was 23.2%, compared to 24.7% for the period ended September 30, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as global intangible low taxed foreign income (“GILTI”) inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized an income tax benefit of $10.4 million and income tax expense of $8.0 million during the three and nine months ended September 30, 2026, respectively. The Company recognized income tax expense of $12.0 million and $43.9 million during the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company recognized a net deferred tax liability in the amount of $159.6 million and $195.6 million, respectively. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). On June 20, 2024 and December 23,

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2024, Canada and Australia, respectively, enacted the Pillar Two global minimum tax regime, which is not expected to have a material impact on the Company’s financial statements for the fiscal year ended December 31, 2026. The Company has filed the required Pillar Two reports for the 2024 tax year, and is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.
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
As of September 30, 2026, the Company’s liability under the TRAs was $66.9 million, of which all was recorded as a component of long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company made TRA payments of $7.9 million for the nine months ended September 30, 2026.
As of December 31, 2025, the Company’s liability under the TRAs was $74.8 million, of which $7.9 million was recorded as a current liability, and $66.9 million was recorded as a component of long-term liabilities. The Company made TRA payments of $40.8 million for the nine months ended September 30, 2025.
Note 12—Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions at a rate of $1.00 for each $1.00 of employee contribution, subject to a cap of 6% of the employee’s salary and federal limits. Contributions made by the Company were $10.4 million and $9.9 million for the three months ended September 30, 2026 and 2025, respectively, and $31.9 million and $29.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Oklo Inc.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended September 30, 2023, the Company invested $10.0 million in a fission power and nuclear fuel recycling company, Oklo. Effective May 10, 2024, through an acquisition by a special purpose acquisition company, the Company’s investment converted into shares traded on the New York Stock Exchange. Additionally, Christopher A. Wright, the Company’s previous Chief Executive Officer and Chairman of the Board, was appointed to the Oklo board of directors. Effective February 3, 2025, Mr. Wright was confirmed as the United States Secretary of Energy by the United States Senate and, as a result, resigned from his position as Chief Executive Officer, Chairman of the Board, and his position on the Oklo board of directors. As a result, Oklo is no longer a related party. The change in Oklo’s fair value along with the sale of shares in the active market, resulted in a gain of $57.6 million and $144.9 million during the three and nine months ended September 30, 2025, respectively, included in gain on investments, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company sold shares of Oklo valued at $80.8 million during the nine months ended September 30, 2025, included in sale of equity securities within the investing section in the accompanying unaudited condensed consolidated statements of cash flows. The Company was not party to any other transactions related to Oklo during the period January 1, 2025 through February 2, 2025.
Nomad Proppant Services LLC
During the year ended December 31, 2021, the Company committed to investing $10.0 million in Nomad Proppant Services LLC (“Nomad”), a mobile sand mine company. Upon the commitment, the Company had a significant but non-controlling financial interest in Nomad. Within the normal course of business, the Company purchased proppant from Nomad for $0.5 million and $1.2 million during the three and nine months ended September 30, 2026, respectively. Within the normal course of business, the Company purchased proppant from Nomad for $0.4 million and $0.5 million during the three and nine months ended September 30, 2025, respectively.
Payable to Nomad were $1.6 million and zero as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the value of the Company’s investment using the equity method of accounting was $5.0 million and $8.1 million, respectively, as presented in "Investments" on the accompanying unaudited condensed consolidated balance sheets.
During the nine months ended September 30, 2026 and 2025, the Company received cash distributions from Nomad in the amounts of $2.9 million and $3.6 million, respectively, included in cash return on equity method investment within the operating section in the accompanying unaudited condensed consolidated statements of cash flows.
Bettering Human Lives Foundation
In December 2023, the Company established the Bettering Human Lives Foundation (the “Foundation”), a nonprofit organization dedicated to promoting clean cooking solutions and improving the well-being of communities worldwide. Upon establishment, the Company announced its intention to make an annual charitable contribution of $1.0 million to the Foundation, subject to obtaining necessary approvals. This contribution is reviewed in advance by the Company’s Audit Committee each year. Effective January 1, 2024, Anne Hyre, the executive director of the Foundation, is employed by a subsidiary of the Company and seconded to the Foundation and certain officers of the Company are members of the Foundation’s governance board. Effective March 24, 2025, Ron Gusek, the Company’s Chief Executive Officer, became a member of the Foundation’s Board of Directors. Additionally, the Company and the Foundation entered into a professional services agreement (the “Professional Services Agreement”), whereby the Company may provide certain administrative services with a value up to $1.0 million annually to the Foundation, subject to reimbursement rights. Under the Professional Services Agreement, the Company did not receive any reimbursement for services during the three and nine months ended September 30, 2026 and 2025.
During the three and nine months ended September 30, 2026, the Company made charitable contributions of $0.8 million to the Foundation. During the three months ended September 30, 2025, the Company made no charitable contributions to the Foundation. During the nine months ended September 30, 2025, the Company made charitable contributions of $0.3 million to the Foundation.
Note 14—Commitments & Contingencies
Purchase Commitments (tons and gallons are not in thousands)
The Company enters into purchase and supply agreements to secure supply and pricing of proppants, transload, and equipment. As of September 30, 2026 and December 31, 2025, the agreements provide pricing and committed supply sources for the Company to purchase 443,850 tons and 0 tons, respectively, of proppant through December 31, 2026. Amounts below also include commitments to pay for transport fees on minimum amounts of proppants.

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future proppant, transload, and equipment commitments are as follows:

($ in thousands)
Remainder of 2026	$22,869
2027	—
2028	—
2029	—
2030	—
Thereafter	—
$22,869
Certain supply agreements contain a clause whereby in the event that the Company fails to purchase minimum volumes, as defined in the agreement, during a specific time period, a shortfall fee may apply. In circumstances where the Company does not make the minimum purchase required under the contract, the Company and its suppliers have a history of amending such minimum purchase contractual terms and in rare cases the Company incurs shortfall fees. If the Company were unable to make any of the minimum purchases and the Company and its suppliers cannot come to an agreement to avoid such fees, the Company could incur shortfall fees in the amounts of $12.7 million for the remainder of 2026. Based on forecasted levels of activity, the Company does not currently expect to incur significant shortfall fees.
In addition to the commitments discussed above, the Company has entered into various equipment supply contracts for the purchase of power generation equipment, including engines, balance of plant equipment, and related services for our distributed power solutions business.
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

LIBERTY ENERGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15—Selected Quarterly Financial Data
The following tables summarize consolidated changes in equity for the three months ended September 30, 2026 and 2025:

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—June 30, 2026	163,191	—	$1,632	$—	$832,973	$1,148,516	$(19,367)	$1,963,754
$0.09/share of Class A Common Stock dividend	—	—	—	—	—	(14,456)	—	(14,456)
Stock-based compensation expense	—	—	—	—	10,002	—	—	10,002
Currency translation adjustment	—	—	—	—	—	—	461	461
Net loss	—	—	—	—	—	(39,063)	—	(39,063)
Balance—September 30, 2026	163,191	—	$1,632	$—	$842,975	$1,094,997	$(18,906)	$1,920,698

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock, Par Value	Class B Common Stock, Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ equity
Balance—June 30, 2025	161,956	—	$1,620	$—	$962,840	$1,084,192	$(13,669)	$2,034,983
$0.08/share of Class A Common Stock dividend	—	—	—	—	—	(13,279)	—	(13,279)
Vesting of restricted stock units, net	11	—	—	—	(18)	—	—	(18)
Stock-based compensation expense	—	—	—	—	7,301	—	—	7,301
Currency translation adjustment	—	—	—	—	—	—	(2,377)	(2,377)
Net income	—	—	—	—	—	43,055	—	43,055
Balance—September 30, 2025	161,967	—	$1,620	$—	$970,123	$1,113,968	$(16,046)	$2,069,665

Note 16—Subsequent Events
Other than the amendment to the credit agreement discussed in Note 7—Debt, no other significant subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements and notes thereto.

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
Overview
The Company, together with its subsidiaries, is a leading integrated energy services and technology company, and one of the largest providers of innovative completions services and related technologies to onshore oil, natural gas, and enhanced geothermal exploration and production (“E&P”) companies. We offer customers completions services, which include hydraulic fracturing together with complementary services including wireline services, proppant delivery solutions, field gas processing and treating, compressed natural gas (“CNG”) delivery, data analytics, related goods (including our sand mine operations), and technologies to facilitate lower emission completions, thereby helping our customers reduce their emissions profile. We have grown from one active hydraulic fracturing fleet in December 2011 to approximately 40 active fleets as of September 30, 2026. We provide our services primarily in the major oil and gas shale basins in North America and in the Northern Territory of Australia.
We also own and operate Liberty Power Innovations LLC ("LPI"), providing advanced distributed power and energy storage solutions, serving the commercial and industrial, data center, energy and mining industries. LPI was formed with the initial focus on supporting Liberty’s transition towards our next generation digiFleets℠ and dual fuel fleets, by providing consistent and reliable power generation solutions and natural gas fueling services, which are critical to maintaining highly efficient well site operations. In January 2025, we announced LPI’s expansion into the distributed power business. On March 3, 2025, we completed the acquisition of IMG Energy Solutions (the "IMG Acquisition”), a leading developer of distributed power systems, for cash consideration of approximately $19.6 million. The IMG Acquisition augmented our portfolio with advanced engineering, design, and development capabilities for the development of power systems, enhanced software control systems, power marketing and utility interconnection experience, and operations and maintenance experience. During 2025, LPI was primarily focused on the planning and development of our power service platform to pursue projects supporting the power demand created by new data center development and other commercial and industrial applications. LPI is actively marketing its integrated power and fuel solutions offering, developing engineered solutions, and, as described in further detail below under "Liquidity and Capital Resources", ordering equipment and long-lead time items for these expected projects. LPI also expanded its natural gas fueling services to support larger scale distributed power installations.
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
Recent Trends and Outlook
Global oil and refined product prices strengthened during the quarter amid ongoing geopolitical conflicts and disruptions to energy infrastructure. These conditions have contributed to uncertainty regarding global energy supplies and reinforced the strategic importance of North American oil and natural gas resources. Market expectations for prolonged supply disruptions, coupled with the potential for eventual replenishment of strategic petroleum reserves, have sustained the oil risk premium and supported stronger forward prices heading into 2027. North American natural gas fundamentals remain more balanced, as strong summer demand was outpaced by record production and ample inventories. Over the longer term LNG exports and growing power consumption from AI and data center development are expected to drive North American natural gas demand growth.
North American frac market conditions improved during the quarter, supported by modestly higher completions activity and stronger producer economics. Ongoing fleet attrition, equipment cannibalization, and industry underinvestment have constrained available capacity and supported continued improvement in service pricing. For the fourth quarter of 2026, we expect typical weather and holiday seasonality in our frac activity to be partially offset by activity deferred from the third quarter and continued strength in demand.
Related to power markets, demand continues to be driven by AI data center development and other large-load applications. As power projects increase in scale and complexity, customers are expected to seek infrastructure providers capable of delivering co-located integrated solutions across power generation, energy management, and long-term operations.
During the third quarter of 2026, the posted WTI price traded at an average of $87.12 per barrel (“Bbl”), as compared to the third quarter 2025 average of $65.78 per Bbl, and the second quarter of 2026 average of $95.65 per Bbl. In addition, during the third quarter of 2026, the Henry Hub price traded at an average of $2.87 per one million British thermal units (“MMBtu”), as compared to the third quarter of 2025 average of $3.03 per MMBtu, and the second quarter of 2026 average of $2.95 per MMBtu. Subsequent to September 30, 2026, the Henry Hub traded at an average of $3.13 per MMBtu and the WTI price traded at an average of $99.97 per Bbl through October 20, 2026. The average domestic onshore rig count for the United States and Canada was 782 rigs reported in the third quarter of 2026, up from the average in the third quarter 2025 of 703 and the second quarter of 2026 of 688, according to a report from Baker Hughes.

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
Supply Contracts for Power Generation Equipment
During the nine months ended September 30, 2026, we entered into supply contracts with various global suppliers for the purchase of power generation equipment, including engines and certain balance of plant equipment, for the Company’s prospective data center and other distributed power projects. For more information regarding these supply contracts, see below under “Liquidity and Capital Resources.”

Results of Operations
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

	Three months ended September 30,
Description	2026	2025	Change
	(in thousands)
Revenue	$1,196,156	$947,397	$248,759
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	995,049	769,761	225,288
General and administrative	69,479	58,284	11,195
Transaction and other costs	(215)	—	(215)
Depreciation, depletion, and amortization	113,704	122,981	(9,277)
(Gain) loss on disposal of assets, net	(1,165)	(1,210)	45
Operating income (loss)	19,304	(2,419)	21,723
Other (income) expense, net	68,790	(57,451)	126,241
Net (loss) income before income taxes	(49,486)	55,032	(104,518)
Income tax (benefit) expense	(10,423)	11,977	(22,400)
Net (loss) income	$(39,063)	$43,055	$(82,118)
Revenue
Our revenue increased $248.8 million, or 26%, to $1.2 billion for the three months ended September 30, 2026 compared to $0.9 billion for the three months ended September 30, 2025. The increase in revenue was predominantly driven by increased activity levels and corresponding improvement in utilization and product sales.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) increased $225.3 million, or 29%, to $995.0 million for the three months ended September 30, 2026 compared to $769.8 million for the three months ended September 30, 2025. The increase in expense was primarily related to increases in parts and material volumes and personnel costs commensurate with the increase in activity levels.
General and Administrative
General and administrative expenses increased $11.2 million, or 19%, to $69.5 million for the three months ended September 30, 2026 compared to $58.3 million for the three months ended September 30, 2025, primarily due to increased variable compensation costs and increased corporate costs to support higher activity levels and the expansion of our power business.
Transaction and Other Costs
The change in transaction and other costs during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was not material.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $9.3 million, or 8%, to $113.7 million for the three months ended September 30, 2026 compared to $123.0 million for the three months ended September 30, 2025. The decrease during the three months ended September 30, 2026 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.

(Gain) loss on Disposal of Assets, net
The decrease in the gain on disposal of assets, net during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was not material.
Other (Income) Expense, net
The Company recognized other expense, net of $68.8 million for the three months ended September 30, 2026 compared to other income, net of $57.5 million for the three months ended September 30, 2025. The change was primarily attributable to a loss on investments, net of $62.9 million related to investments in equity securities measured at fair value for the three months ended September 30, 2026, compared to a gain on investments, net of $68.4 million during the three months ended September 30, 2025. Additionally, interest expense, net decreased $5.0 million primarily as a result of the paydown of the Company’s balance on the Revolving Credit Facility in connection with the issuance of the 2031 Notes and 2032 Notes. Refer to “Liquidity and Capital Resources” below for further discussion of the Company’s outstanding financing agreements.
Income Tax (Benefit) Expense
The Company recognized an income tax benefit of $10.4 million for the three months ended September 30, 2026, an effective rate of 21.1%, compared to income tax expense of $12.0 million for the three months ended September 30, 2025, an effective rate of 21.8%. The change in income tax expense was attributable to the net loss before income taxes for the three months ended September 30, 2026.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

	Nine months ended September 30,
Description	2026	2025	Change
	(in thousands)
Revenue	$3,405,936	$2,967,379	$438,557
Cost of services (exclusive of depreciation, depletion, and amortization shown separately below)	2,819,121	2,343,484	475,637
General and administrative	196,191	182,403	13,788
Transaction and other costs	7,476	811	6,665
Depreciation, depletion, and amortization	341,976	380,089	(38,113)
(Gain) loss on disposal of assets, net	(13,126)	7,766	(20,892)
Operating income	54,298	52,826	1,472
Other (income) expense, net	19,646	(125,276)	144,922
Net (loss) income before income taxes	34,652	178,102	(143,450)
Income tax expense	8,036	43,920	(35,884)
Net (loss) income	$26,616	$134,182	$(107,566)
Revenue
Our revenue increased $438.6 million, or 15%, to $3.4 billion for the nine months ended September 30, 2026 compared to $3.0 billion for the nine months ended September 30, 2025. The increase in revenue was predominantly driven by increased activity levels and corresponding improvement in utilization and product sales.
Cost of Services
Cost of services (exclusive of depreciation, depletion, and amortization) increased $475.6 million, or 20%, to $2.8 billion for the nine months ended September 30, 2026 compared to $2.3 billion for the nine months ended September 30, 2025. The increase in expense was primarily related to increases in parts and material volumes and personnel costs commensurate with the increase in activity levels.

General and Administrative
General and administrative expenses increased $13.8 million, or 8%, to $196.2 million for the nine months ended September 30, 2026 compared to $182.4 million for the nine months ended September 30, 2025, primarily due to increased variable compensation costs and increased corporate cost to support higher activity levels and the expansion of our power business, partially offset by lower stock-based compensation expense as the prior year period included stock-based compensation in connection with the resignation of the Company's previous Chief Executive Officer upon his confirmation to the Secretary of Energy of the United States.
Transaction and Other Costs
Transaction and other costs increased to $7.5 million during the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. The increase was due to tariffs and duties assessed during the year on certain pump components imported from other countries. We have adjusted our supply chain strategy to reduce our tariff exposure on such components in future periods.
Depreciation, Depletion, and Amortization
Depreciation, depletion, and amortization expense decreased $38.1 million, or 10%, to $342.0 million for the nine months ended September 30, 2026 compared to $380.1 million for the nine months ended September 30, 2025. The decrease during the nine months ended September 30, 2026 was primarily due to equipment reaching the end of its depreciable life, partially offset by an increase in finance leases.
(Gain) loss on Disposal of Assets, net
The Company recorded a gain on disposal of assets, net of $13.1 million for the nine months ended September 30, 2026 compared to a $7.8 million loss for the nine months ended September 30, 2025, as the Company disposed of used equipment that is no longer in use as part of normal course fleet and equipment management in the third quarter of 2025. Additionally, during the nine months ended September 30, 2026, the Company received insurance proceeds related to losses recorded in prior periods.
Other (Income) Expense, net
The Company recognized other expense, net of $19.6 million for the nine months ended September 30, 2026 compared to other income, net of $125.3 million for the nine months ended September 30, 2025. Other (income) expense, net is comprised of loss on investments, net of $2.7 million related to investments in equity securities measured at fair value for the nine months ended September 30, 2026, compared to gain on investments, net of $155.9 million during the nine months ended September 30, 2025. Additionally, interest expense, net decreased $13.6 million primarily as a result of the paydown of the Company’s balance on the Revolving Credit Facility in connection with the issuance of the 2031 Notes and 2032 Notes. Refer to “Liquidity and Capital Resources” below for further discussion of the Company’s outstanding financing agreements.
Income Tax Expense
The Company recognized income tax expense of $8.0 million for the nine months ended September 30, 2026, an effective rate of 23.2%, compared to $43.9 million for the nine months ended September 30, 2025, an effective rate of 24.7%. The decrease in income tax expense was primarily attributable to the decrease in net income before income taxes as well as a decrease in the effective tax rate.
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
The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP financial measure for the periods presented:
Three and Nine Months Ended September 30, 2026, Compared to Three and Nine Months Ended September 30, 2025: EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2026	2025	Change	2026	2025	Change
	(in thousands)
Net (loss) income	$(39,063)	$43,055	$(82,118)	$26,616	$134,182	$(107,566)
Depreciation, depletion, and amortization	113,704	122,981	(9,277)	341,976	380,089	(38,113)
Interest expense, net	5,898	10,902	(5,004)	16,983	30,607	(13,624)
Income tax (benefit) expense	(10,423)	11,977	(22,400)	8,036	43,920	(35,884)
EBITDA	$70,116	$188,915	$(118,799)	$393,611	$588,798	$(195,187)
Stock-based compensation expense	10,002	7,301	2,701	28,001	33,482	(5,481)
(Gain) loss on disposal of assets, net	(1,165)	(1,210)	45	(13,126)	7,766	(20,892)
(Gain) loss on investments, net	62,892	(68,353)	131,245	2,663	(155,883)	158,546
Transaction and other costs	(215)	—	(215)	7,476	811	6,665
Provision for credit losses	—	1,026	(1,026)	—	1,653	(1,653)
Adjusted EBITDA	$141,630	$127,679	$13,951	$418,625	$476,627	$(58,002)
EBITDA was $70.1 million for the three months ended September 30, 2026 compared to $188.9 million for the three months ended September 30, 2025. Adjusted EBITDA was $141.6 million for the three months ended September 30, 2026 compared to $127.7 million for the three months ended September 30, 2025.
The decrease in EBITDA was primarily attributable to an unrealized mark-to-market loss on investments in the Company's portfolio, partially offset by an increase in operating income, driven by increases in revenue out pacing the increase in operating expenses during the three months ended September 30, 2026 compared to the same period in 2025.
The increase in Adjusted EBITDA was primarily due an increase in operating income, driven by increases in revenue out pacing the increase in operating expenses during the three months ended September 30, 2026 compared to the same period in 2025.
EBITDA was $393.6 million for the nine months ended September 30, 2026 compared to $588.8 million for the nine months ended September 30, 2025. Adjusted EBITDA was $418.6 million for the nine months ended September 30, 2026 compared to $476.6 million for the nine months ended September 30, 2025.
The decrease in EBITDA was primarily attributable to a $158.5 million decrease in gains on investments, net, and a $57.5 million decrease in operating income, excluding depreciation, depletion, and amortization and gain or loss on disposal of assets, net, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in Adjusted EBITDA was primarily attributable to a $57.5 million decrease in operating income, excluding depreciation, depletion, and amortization and gain or loss on disposal of assets, net, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of proceeds from the offering of the 2031 Notes and the 2032 Notes, cash flows from operations, borrowings under our credit facilities, and finance leases for certain equipment. While we believe that these sources are adequate for our current liquidity needs, we monitor the availability and cost of capital resources such as equity, debt, and lease financings that could be leveraged for current or future financial obligations including those related to organic growth, acquisitions, capital expenditures, working capital, and other liquidity requirements. Working capital is the amount by which current assets exceed current liabilities. While various other factors may impact our working capital requirements from period to period, our working capital requirements have typically been, and we expect will continue to be, driven by changes in accounts receivable and unbilled revenue, inventories, prepaid and other assets and accounts payable and accrued liabilities.
During the nine months ended September 30, 2026, we issued the 2031 Notes and the 2032 Notes for net proceeds of $746.0 million and $511.3 million, respectively, after deducting the initial purchasers’ discount and commissions and offering expenses paid by us. We also entered into privately negotiated capped call transactions with respect to each of the 2031 Notes and the 2032 Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at a cost of approximately $109.3 million and $77.2 million, respectively. Refer to Note 7—Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the 2031 Notes and the 2032 Notes.
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
Cash and cash equivalents increased by $91.4 million to $119.0 million as of September 30, 2026 compared to $27.6 million as of December 31, 2025, while working capital excluding cash and current liabilities under debt and lease arrangements increased $8.4 million.
As of September 30, 2026, the Company was party to that certain Credit Agreement, dated July 24, 2025 (as amended, restated, supplemented or otherwise modified, the “Credit Agreement”), which provides for a revolving line of credit up to $750.0 million (the "Revolving Credit Facility"). The Credit Agreement is subject to certain borrowing base limitations based on a percentage of eligible accounts receivable, inventory and certain power generating assets available to finance working capital needs. In the first quarter of 2026 the Company used a portion of the net proceeds from the offering of the 2031 Notes to repay all indebtedness outstanding under the Revolving Credit Facility, excluding letters of credit. As of September 30, 2026, the borrowing base was calculated to be $580.1 million. As of September 30, 2026, the Company had no borrowings outstanding, and had letters of credit in the amount of $30.2 million, with $549.9 million of remaining availability.
The Credit Agreement contains financial covenants that we are required to maintain, in addition to covenants that restrict our ability to take certain actions. On October [20], 2026, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment”), which, among other things, temporarily increases the maximum permitted leverage ratio under the Credit Agreement as of September 30, 2026. For additional information regarding the Second Amendment, see “Part II – Other Information, Item 5. Other Information.” As of September 30, 2026, we were in compliance with all debt covenants.
See Note 7—Debt to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
Share Repurchase Program
Under our share repurchase program, the Company was authorized to repurchase up to $750.0 million of outstanding Class A Common Stock through and including July 31, 2026. The Company did not repurchase or retire any shares of Class A Common Stock under the share repurchase program during the three or nine months ended September 30, 2026.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Description	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$364,308	$414,163	$(49,855)
Net cash used in investing activities	(986,539)	(302,327)	(684,212)
Net cash provided by (used in) financing activities	714,280	(118,588)	832,868
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2026 and 2025
Operating Activities. Net cash provided by operating activities was $364.3 million for the nine months ended September 30, 2026, compared to $414.2 million for the nine months ended September 30, 2025. The $49.9 million decrease in cash from operating activities is attributable to a $33.2 million decrease in cash from changes in working capital for the nine months ended September 30, 2026, compared to a $34.0 million decrease in cash from changes in working capital for the nine months ended September 30, 2025. Additionally cash from operating activities decreased due to a $489.3 million increase in cash operating expenses, interest expense, net, and income tax expense, offset by a $438.6 million increase in revenues.
Investing Activities. Net cash used in investing activities was $986.5 million for the nine months ended September 30, 2026, compared to $302.3 million for the nine months ended September 30, 2025. Cash used in investing activities was higher during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to a $616.7 million increase in equipment purchases, capitalized maintenance, and capital deposits, a decrease in the proceeds on sale of equity securities of $80.8 million, and an increase of $9.7 million for shares purchased in Tamboran. These increases in cash used in investing activities were partially offset by a decrease from the acquisition of IMG Energy Solutions of $15.2 million in the nine months ended September 30, 2025, and an increase of $7.8 million in cash proceeds from the sale of assets. Refer to Note 2—Significant Accounting Policies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information related to the IMG Acquisition.
Financing Activities. Net cash provided by financing activities was $714.3 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $118.6 million for the nine months ended September 30, 2025. The $832.9 million increase in cash provided by financing activities was primarily due to an increase in net borrowing activities of $796.4 million which includes the initial $1.3 billion of cash received from the 2031 Notes and the 2032 Notes, and net borrowings under the Caterpillar Agreement, partially offset by $186.5 million purchase of capped calls, an increase of $292.5 million net repayments on the Revolving Credit Facility, and $32.1 million increase in payments of debt issuance costs. Additionally, there was a $32.9 million decrease in cash paid under the TRA liability and a $24.9 million decrease in share repurchases , offset by a $14.3 million increase in cash paid for finance leases, a $5.1 million increase dividends paid and a $1.8 million increase in tax withholdings for RSUs.
Cash Requirements
Our material uses of cash consist primarily of obligations under long-term debt including the 2032 Notes, 2031 Notes and the Revolving Credit Facility, TRAs, finance and operating leases for property and equipment, cash used to pay for repurchases of, and dividends on, shares of our Class A Common Stock, and purchase obligations as part of normal operations and our expansion into the distributed power business. During the nine months ended September 30, 2026, the Company issued $770.0 million aggregate principal amount and $525.0 million aggregate principal amount of the 2031 Notes and the 2032 Notes, respectively. See Note 7—Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Certain amounts included in our contractual obligations as of September 30, 2026 are based on our estimates and assumptions about these obligations, including pricing, volumes, and duration. We have no material off balance sheet arrangements as of September 30, 2026, except for purchase commitments under sand supply agreements of which $22.9 million is payable within 2026 and there are no amounts payable thereafter, and for generation assets to support our distributed power business.
During the year, we entered into various equipment supply contracts for the purchase of power generation equipment, including engines, balance of plant equipment, and related services for our distributed power solutions business for an aggregate price of approximately $2.1 billion. As of September 30, 2026, the total remaining commitments under these contracts was $1.6 billion. These remaining payments are to be made in installments in connection with the scheduling, delivery, performance testing, and takeover of the equipment. We expect to receive the equipment currently on order under these supply contracts beginning in 2027 through 2030. The timing and amount of these obligations may change as a result of supplier manufacturing and delivery schedules, site readiness, transportation, customs-clearance requirements, governmental approvals, performance testing, force majeure events, change orders and contractual modifications, or other circumstances. We could incur significant additional capital expenditures if activity levels or opportunities increase during the course of the year. We intend to fund these capital expenditures using the primary sources of liquidity described above.
As of September 30, 2026, we had outstanding finance lease obligations of $253.1 million and operating lease obligations of $59.9 million.
Income Taxes
The Company is a corporation and is subject to U.S. federal, state, and local income tax. The Company is also subject to Canada and Australia federal and provincial income tax on its foreign operations.
The effective global income tax rate applicable to the Company for the nine months ended September 30, 2026 was 23.2% compared to 24.7%, for the period ended September 30, 2025. The Company’s effective tax rate is greater than the statutory federal income tax rate of 21.0% due to state income taxes in the states the Company operates, nondeductible executive compensation, as well as GILTI inclusions from the Company’s foreign operations, partially offset by U.S. federal income tax credits. The Company recognized an income tax benefit of $10.4 million and income tax expense of $8.0 million during the three and nine months ended September 30, 2026, respectively. The Company recognized an income tax expense of $12.0 million and $43.9 million during the three and nine months ended September 30, 2025, respectively.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2026 and December 31, 2025, the Company’s net deferred tax liabilities were $159.6 million and $195.6 million, respectively.
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
Changes in the exchange rates of the above foreign currencies can affect our revenues, earnings, and the carrying value of our assets and liabilities in our unaudited condensed consolidated balance sheets, either positively or negatively. Adjustments resulting from the translation of the subsidiary’s financial statements are reported in other comprehensive income. For the three and nine months ended September 30, 2026, the Company recorded a foreign currency translation gain of $0.5 million and loss of $5.0 million, respectively, to comprehensive income. For the three and nine months ended September 30, 2025, the Company recorded a foreign currency translation loss of $2.4 million and gain of $3.7 million, respectively, to comprehensive income.
Other exposures to market risk have not changed materially since December 31, 2025. For quantitative and qualitative disclosures about market risk, in addition to foreign currency translation, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various federal, state, local, and foreign governmental authorities have enacted or are considering laws and regulations regarding the development of data center infrastructure. This includes moratoria on new data center development, enhanced permitting and environmental review processes, suspension of permitting activities, and operational requirements or restrictions relating to energy efficiency, electricity and water consumption, traffic congestion, noise mitigation, or other community-impact measures. The implementation of moratoria and new requirements and restrictions could increase costs, delay, or reduce planned data center infrastructure investments, limit the size and location of data centers, or otherwise constrain the deployment or expansion of data center infrastructure by our customers. Any sustained reduction or delay in data center development activity or operations could materially and adversely affect demand for our distributed power solutions, our results of operations, and our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.
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
Item 5. Other Information
Rule 10b5-1 Plans
During the quarter ended September 30, 2026, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Entry into a Material Definitive Agreement
Second Amendment to Credit Agreement
On October 20, 2026, Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC and Liberty Wholesale Commodities LLC, as borrowers, and the Company, as parent guarantor, entered into the Second Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Second Amendment, which, effective as of September 30, 2026, temporarily increases the maximum permitted leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the fiscal quarters ending September 30, 2026 through March 31, 2027, with step-downs to 4.25 to 1.00 for the fiscal quarter ending June 30, 2027, 4.00 to 1.00 for the fiscal quarter ending September 30, 2027 and 3.75 to 1.00 for the fiscal quarter ending December 31, 2027, before returning to 3.50 to 1.00 for each fiscal quarter ending on or after March 31, 2028. The Second Amendment also removed the $25.0 million limitation on the deduction of unrestricted cash and cash equivalents in calculating the leverage ratio and senior leverage ratio for purposes of testing compliance with such financial covenants when no loans are outstanding. The foregoing description of the Second Amendment is a summary only, does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Liberty Energy Inc. (1)

3.2	Third Amended and Restated Bylaws of Liberty Energy Inc. (1)

10.1
Second Amendment to Credit Agreement, dated October 20, 2026, by and among Liberty Energy Services LLC, Freedom Proppant LLC, Liberty Power Innovations LLC, LOS Leasing Company LLC, Liberty Advanced Equipment Technologies LLC, Proppant Express Solutions, LLC, and Liberty Wholesale Commodities LLC, as borrowers, Liberty Energy Inc., as parent guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders party thereto *

10.2	Supply Contract, dated July 22, 2026, by and between Liberty Advanced Equipment Technologies LLC and Caterpillar Inc. * # +

10.3	Change Order 1, dated August 27, 2026, to that certain Equipment Supply Contract, dated June 22, 2026, by and between Liberty Advanced Equipment Technologies LLC and Wärtsilä North America, Inc. * #

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

95	Mine Safety Disclosure *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed on July 25, 2025.

*	Filed herewith.

**	Furnished herewith.

#	Portions of this exhibit have been redacted because the company has determined that the redacted information is not material and is the type that the company treats as private or confidential

+	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
/s/ Ron Gusek
Date:	October 22, 2026	By:	Ron Gusek
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Stock
Date:	October 22, 2026	By:	Michael Stock
Chief Financial Officer (Principal Financial Officer)

/s/ Ryan T. Gosney
Date:	October 22, 2026	By:	Ryan T. Gosney
Chief Accounting Officer and Vice President of Finance (Principal Accounting Officer)